Form 10QSB
period 1999-06-30
PACIFIC SOFTWORKS INC
filed 1999-09-07
CIK 1082324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-75137


                             PACIFIC SOFTWORKS, INC.
             (Exact name of registrant as specified in its charter)


         California                                     77-0390628
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


         703 Rancho Conejo Boulevard
           Newbury Park, California                             91320
   (Address of principal executive offices)                   (Zip Code)


                                 (805) 499-7722
               Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                    ---        ---

There were 4,250,000 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of September 7, 1999.

                             PACIFIC SOFTWORKS, INC.

                                      INDEX

                                                                       Page No.

                         PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                           Balance Sheets at June 30, 1999 and
                           December 31, 1998                              3

                           Statements of Operations for the three
                           months ended June 30, 1999 and 1998 and
                           six months ended June 30, 1999 and 1998.       5

                           Statements of Cash Flows for the six
                           months ended June 30, 1999 and 1998            7

                           Notes to Condensed Financial Statements        9

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                              12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities and Use of Proceeds                       19

Item 3.  Defaults Upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits and Reports on Form 8-K                                20

Signatures                                                               21

Exhibits
         Exhibit 1                                                       22
         Exhibit 11                                                      26
         Exhibit 27                                                      27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PACIFIC SOFTWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                         June 30,   December 31,
                                                           1999        1998
                                                         --------   ------------

                                     ASSETS

Current assets
Cash and cash equivalents                               $  186,190    $  224,031
         Accounts receivable, net of allowance
           of $86,400 and $86,400                          399,328       268,902
         Related party receivable                                0        43,000
         Other receivables                                  25,000             0
         Prepaid expenses                                   37,703        15,523
                                                        ----------    ----------
         Total current assets                              648,221       551,456

Fixed assets, net of accumulated
         depreciation and amortization of
         $363,474 and $348,761                             115,792        82,196

Other assets                                                10,192         9,674

Deferred offering costs                                    524,450             0
                                                        ----------    ----------

Total assets                                            $1,298,655    $  643,326
                                                        ==========    ==========

See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1999          1998
                                                       -------      ------------

                       LIABILITIES AND STOCKHOLDERS'EQUITY


Current liabilities
         Accounts payable and accrued expenses        $   467,728    $   180,469
         Related party payable                                  0        103,705
         Line of credit                                   249,295              0
         Taxes payable                                     14,462         21,705
         Customer deposits                                      0         23,100
                                                      -----------    -----------
         Total current liabilities                        731,485        328,979

Deferred revenues                                         150,874        106,874

Commitments and contingencies

Stockholders'equity
         Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding

         Common stock, par value $.001 per share,
         50,000,000 shares authorized;
         3,300,000 and 3,200,000 shares issued and
         outstanding                                        3,300          3,200

         Additional paid in capital                       874,558        174,658
         Retained earnings                               (445,533)        18,452
         Cumulative adjustment for currency
         translation                                      (16,029)        11,163
                                                      -----------    -----------

         Total stockholders' equity                       416,296        207,473
                                                      -----------    -----------

                                                      $ 1,298,655    $   643,326
                                                      ===========    ===========


See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months Ended June 30    Six Months Ended June 30
                                --------------------------   -------------------------
                                    1999           1998          1999            1998
                                    ----           ----          ----            ----


Net revenue
         Sales                  $   495,678    $   724,624    $ 1,208,737    $ 1,403,716
         Royalties
           and others               151,711        109,498        210,302        126,485
                                -----------    -----------    -----------    -----------
         Total                      647,389        834,122      1,419,039      1,530,201

Cost of revenue
         Purchases and
         royalty fees                44,923         32,729         75,259         60,572
                                -----------    -----------    -----------    -----------
                                     44,923         32,729         75,259         60,572
                                -----------    -----------    -----------    -----------

Gross profit                        602,466        801,393      1,343,780      1,469,629

Expenses
         Selling, general and
         administrative             541,476        544,948        922,291        931,395
         Research and
         development                354,145        196,634        677,969        410,337
         Depreciation and
         amortization                13,460         14,713         26,920         29,426
         Former officers
         consulting and
         administrative
         expense                     97,905         82,680        180,585        165,360
                                -----------    -----------    -----------    -----------
         Total                    1,006,986        838,975      1,807,765      1,536,518
                                -----------    -----------    -----------    -----------

Net loss                        $  (404,520)   $   (37,582)   $ (463,985)$       (66,889)
                                ===========    ===========    ===========    ===========

Net loss per common share
Basic and diluted               $     (0.12)   $     (0.01)   $     (0.14)   $     (0.02)
                                ===========    ===========    ===========    ===========


Weighted average common
stock shares outstanding
Basic and diluted                 3,440,000      3,340,000      3,409,613      3,340,000
                                ===========    ===========    ===========    ===========


See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                Three Months Ended June 30      Six Months Ended June 30
                                --------------------------      ------------------------
                                     1999          1998            1999           1998
                                     ----          ----            ----           ----

Net loss                         $ (404,520)     $ (37,582)     $(463,985)     $ (66,889)
Other comprehensive
         income (loss)
         Foreign currency
         translation
         adjustment                   1,377         14,149        (27,192)         4,131
                                  ---------      ---------      ---------      ---------
Comprehensive loss               $ (403,143)     $ (20,433)     $(491,177)     $ (62,758)
                                 ==========      =========      =========      =========

                             PACIFIC SOFTWORKS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                              For the Six Months Ended June 30,
                                              ---------------------------------
                                                     1999         1998
                                                     ----         ----

Cash flows from operating activities
         Net loss                                 $(463,985)   $ (66,889)
         Adjustments to reconcile net loss
         to net cash used in operating
         activities:
                  Depreciation and amortization      26,920       29,426
         (Increase) decrease in assets:
                  Accounts receivable              (130,426)    (280,285)
                  Related party receivable           43,000            0
                  Other receivables                 (25,000)       2,125
                  Prepaid expenses                  (22,180)       5,512
                  Deposits and trademarks              (518)       1,034
         Increase (decrease) in liabilities:
                  Accounts payable and accrued
                  expenses                          287,260       44,272
                  Accrued taxes payable              (7,243)     (14,136)
                  Customer deposits                 (23,100)           0
                  Deferred revenue                   44,000            0
                                                  ---------    ---------
         Net cash provided by (used in)
         operating activities                      (271,272)    (278,941)

Cash flows from investing activities
         Acquisition of fixed assets                (61,770)     (20,036)
         Disposition of assets, net                   1,254            0
                                                  ---------    ---------
         Net cash used in investing activities      (60,516)     (20,036)

Cash flows from financing activities:
         Proceeds from borrowings                   249,295            0
         Repayment of borrowings                   (103,705)           0
         Acquisition of stock in subsidiary               0       (5,500)
         Deferred offering costs                   (324,450)           0
         Private placement of common stock          500,000            0
                                                  ---------    ---------
         Net cash provided by financing
         activities                                 321,140       (5,500)

Effect of exchange rate changes on cash             (27,193)         232

Net increase (decrease) in cash                     (37,841)    (304,245)

Cash - Beginning                                    224,031      624,952
                                                  ---------    ---------
Cash - Ending                                     $ 186,190    $ 320,707
                                                  =========    =========

Supplemental non-cash financing activities: During the period ended June 30, 1999, warrants valued at $200,000 were issued in connection with the public offering

See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)        Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and June 30, 1998, and the cash flows for the six months ended June 30, 1999 and June 30, 1998 are included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1998 and the unaudited financial statements as of March 31, 1999 filed as a part of the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 30, 1999. (File 333-75137).


(2)       Earnings per share

         The Company adopted SFAS No. 128, "Earnings Per Share", during 1998. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128.

(3) Year 2000 issues

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize this information could generate erroneous data or cause a system to fail. The year 2000 issue could create risk for the Company from unforeseen problems in its own computer systems and from third parties with which it deals on transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on its ability to conduct business. Based on the Company's review and analysis, however, it believes that its computer systems and software products are year 2000 compliant. The Company has further concluded that the products it obtains from its vendors and suppliers for use within its systems and products are also year 2000 compliant. The Company has not incurred and does it expect to incur any material expense in connection with year 2000 matters.

(4) Subsequent events

         On May 1, 1999 the Company granted stock options to certain employees, covering 283,000 shares. The options are exercisable for five years at an exercise price of $5.00 per share for 253,000 shares and $5.50 per share for 30,000 shares. The options vest at the rate of 2% of the shares covered per month up to 36 months at which time they will be fully vested. The Company accounts for its stock options under the provisions of APB No.25. The following proforma information is based on estimating the fair value of grants based on the provisions of SFAS No.123. The fair value of each option granted during the period ended June 30, 1999 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.5%, life of options 5 years and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the period ended June 30, 1999 was $1.10. Accordingly the Company's proforma net loss and net loss per share as determined under SFAS No.12 would have been $(531,942) and $(0.16).

         At June 30, 1999 the Company had been advanced $250,000 pursuant to its line of credit arrangement with Bank of America. The advance was due on August 1, 1999.

         On July 5, 1999 the Company executed a promissory note with the underwriter in the amount of $200,000. As of July 29, 1999 the full $200,000 had been advanced to the Company.

       As of July 29, 1999 the Company completed an initial public offering of 950,000 units consisting of 950,000 common shares and 950,000 warrants priced at $5.25 per unit. Net proceeds from the offering were $4,339,125 after deducting underwriters discount and non-accountable expenses. The Company expects to use the majority of the net proceeds for research and development of internet web products, enhancements of existing internet and application products and the development of a marketing and sales organization. The shares and warrants are listed on the Nasdaq Small Cap Market under the ticker symbols of PASW and PASWW respectively.

     On September 3, 1999 the Company entered into a Letter of Intent to acquire a 100% interest in privately-held ApplianceWare, Inc. a California corporation ("Ware"). Under the Letter of Intent the Company will issue 1,846,154 shares of common stock with a value of approximately $12 million for all of the outstanding shares of Ware and will acquire the software tools and technology and key business relationships of Ware in the Far East consumer electronics industry. The Company expects to complete the acquisition in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; sell-through of the Company's products; the continued emergence of the internet resulting in new competition and changing customer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in the internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment; the possibility of programming errors or other "bugs' in the Company's software; the timing and customer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions or combinations; and the Company's ability to integrate acquired or combined operations with its existing business and otherwise manage growth; and the Company's ability to generate or obtain additional capital resources to fund its operations and growth. Additional information on these and other risk factors are included in the Company's Registration Statement on Form SB-2 (File No. 333-75137) filed with the Securities and Exchange Commission on July 29, 1999 under the headings "Risk Factors" and elsewhere in this Form 10-QSB.

General

         The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. The Company develops and licenses software which enables internet and web based communications. The software products are embedded into systems and "information appliances" developed or manufactured by others. Information appliances are internet-connected versions of every day products such as telephones, fax machines, personal digital assistants and other digitally based devices. The Company has developed a new proprietary internet browser for use within independent, "non Windows(R)" information appliances. The browser may be effectively placed in use without an operating system and does not require substantial amounts of memory. The Company expects to begin marketing the initial version of this browser during the fourth quarter of 1999. The Company operates in one business segment. The Company's fiscal year ends on December 31.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:



                                            Unaudited              Unaudited
                                        Three Months Ended        Six Months
                                             June 30,            Ended June 30,
                                        ------------------      ---------------
                                          1999       1998       1999       1998
                                          ----       ----       ----       ----
Net revenue                              100.00%    100.00%    100.00%    100.00%
Cost of revenue                            6.94       3.92       5.30       3.96
                                         ------     ------     ------     ------
Gross profit                              93.06      96.08      94.70      96.04
                                         ------     ------     ------     ------
Selling, general and administrative       83.64      65.33      65.00      60.86
Research and development                  54.70      23.57      47.77      26.82
Depreciation and
Amortization                               2.08       1.76       1.90       1.92
Former officer consulting and
 And administrative expense               15.12       9.92      12.72      10.81
                                         ------     ------     ------     ------
Total operating expenses                 155.54     100.58     127.39     100.41
                                         ------     ------     ------     ------
Net loss from operations                 (62.48)     (4.50)    (32.69)     (4.37)
Foreign currency translation
adjustment                                 0.21       2.06      (1.92)      0.27
                                         ------     ------     ------     ------
Comprehensive loss                       (62.27%)    (2.44%)   (34.61%)    (4.10%)
                                         ======     ======     ======     ======

         The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

                                           Unaudited

                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                             ------------------    ----------------
                               1999      1998      1999      1998
                               ----      ----      ----      ----

United States                   53%       43%       48%       50%
United Kingdom and Europe       20        40        32        34
Japan and Asia                  26        16        19        15
Other                            1         1         1         1
                               ---       ---       ---       ---
Total                          100%      100%      100%      100%
                               ===       ===       ===       ===


         Three months ended June 30, 1999 and 1998.

Net revenue

         For the three months ended June 30, 1999 revenues decreased 22% to $647,389 from $834,122 for the three months ended June 30, 1998. Sales of licenses decreased 32% for the three months ended June 30, 1999 due to lower sales in the United Kingdom. This was partially offset by a 38% increase in royalty income in Japan and Asia.

Cost of revenue

         The cost of revenue for the three months ended June 30, 1999 was $44,923 or 6.9% of sales compared to $32,729 or 3.9% of sales for the three months ended June 30, 1998. The increase in cost of sales related to direct and indirect costs for production and duplication of manuals and media for software products charged against lower sales for the three months ended June 30, 1999.

Selling, general and administrative

         Selling, general and administrative expense decreased $3,472 to $541,476 for the three months ended June 30, 1999 from $544,948 for the three months ended June 30, 1998. This reduction from period to period reflects a reduction of sales and operating expenses offset by an increase in rent following the relocation of the Company's principal office to a new location in mid 1998. Because of the 22% decrease in net revenues the cost of these expenses as a percentage of revenue increased to 84% of net revenue for the three months ended June 30, 1999 from 65% for the three months ended June 30, 1998.

Research and development expense

         Research and development expense increased to $354,145 or 54% of revenue for the three months ended June 30, 1999 from $196,634 or 24% of revenue for the three months ended June 30, 1998. The increase is principally attributable to a continuation of development of the Fast Track product line and the development of the FUSION WebPilot Micro Browser(TM) begun in 1998.

Depreciation and amortization

         Depreciation and amortization decreased to $13,460 in the three months ended June 30, 1999 from $14,713 for the three months ended June 30, 1998. This decrease was attributable to capitalized costs of computer software acquired from third party vendors in 1996 that became fully amortized in 1998.

Former officer's consulting and administrative expense

         Former officer's consulting and administrative expense increased to $97,905 for the three months ended June 30,1998 from $82,680 for the three months ended June 30, 1998. This increase of $15,225 related to an acceleration of the final payment on the former officer's employment contract entered into in 1996. This agreement plus an agreement not to compete and a consulting agreement with the former officer will expire in September 1999.


Provision for taxes

         Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended June 30, 1999 the Company had no income tax liability.


         Six months ended June 30, 1999 and 1998.

Net revenue

         For the six months ended June 30, 1999 revenues decreased 7% to $1,419,039 from $1,530,201 for the six months ended June 30, 1998. Sales of licenses decreased 14% for the six months ended June 30, 1999 principally due to a decline in domestic sales early in 1999 and lower sales in the United Kingdom in the three month period ended June 30, 1999. This was partially offset by a 66% increase in royalty income in Japan and Asia.

Cost of revenue

         The cost of revenue for the six months ended June 30, 1999 was $75,259 or 5.3% of sales compared to $60,572 or 4% of sales for the six months ended June 30, 1998. The increase in cost of sales related to direct and indirect costs for production and duplication of manuals and media for software products charged against lower sales for the three month period ended June 30, 1999.

Selling, general and administrative

         Selling, general and administrative expense was $922,291 or 65% of revenue for the six months ended June 30, 1999 compared to $931,395 or 61% for the six months ended June 30, 1999. This reduction of $9,104 from period to period reflects a reduction of sales and operating expenses offset by an increase in rent following the relocation of the Company's principal office to a new location in mid 1998.

Research and development expense

         Research and development expense was $677,969 or 48% of revenue for the six months ended June 30, 1999 compared to $410,337 or 27% of revenue for the six months ended June 30, 1998. The increase is principally attributable to a continuation of development of the Fast Track product line and the development of the FUSION WebPilot Micro Browser(TM) begun in 1998.

Depreciation and amortization

         Depreciation and amortization decreased to $26,920 in the six months ended June 30, 1999 from $29,426 for the six months ended June 30, 1998. This decrease was attributable to capitalized costs of computer software acquired from third party vendors in 1996 that became fully amortized in 1998.

Former officer's consulting and administrative expense

         Former officer's consulting and administrative expense was $180,585 for the six months ended June 30,1999 compared to $165,360 for the six months ended June 30, 1998. This increase of $15,225 related to an acceleration of the final payment on the former officer's employment contract entered into in 1996. This agreement plus an agreement not to compete and a consulting agreement with the former officer will expire in September 1999.

Provision for taxes

         Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the six months ended June 30, 1999 the Company had no income tax liability.

Liquidity and capital resources

         At June 30, 1999 and December 31, 1998 the Company had working capital deficit of ($234,138) and $115,603 and cash and cash equivalents of $186,190 and $224,031.

         The Company used $271,272 in cash flow from operating activities in the six months ended June 30, 1999 compared to using $278,941 in the six months ended June 30, 1998. The decrease of $6,669 was the result a decrease of $149,859 in accounts receivable, a decrease of $28,210 in prepaid expenses, a decrease of $28,180 in other receivables, an increase of $242,987 in accounts payable and accrued expenses, $44,000 in deferred revenue, an decrease in accrued taxes of $6,893 offset by an increase in related party receivable of $43,000, an increase in deferred revenue of $44,000. a decrease of $6,893 in accrued taxes and an increase of $23,100 in customer deposits.

         Investing activities in the six months ended June 30, 1999 consisted of purchase of fixed assets of $61,770 and the disposition of assets of $1,254 compared to the purchase of assets of $20,036 in the six months ended June 30, 1998.

         The Company provided $321,140 from financing activities in the six months ended June 30, 1999 consisting of $145,590 from borrowings and $500,000 from a private placement for common stock offset by $324,450 in deferred offering costs. In the six months ended June 30, 1998 the Company used $5,500 for the acquisition of the minority interest in the Company's Japanese subsidiary.

     On July 30, 1999 the Company completed an initial public offering of 950,000 units consisting of 950,000 common shares and 950,000 warrants priced at $5.25 per unit. Net proceeds from the offering were $4,339,125 after deducting underwriters discount and non-accountable expenses. The Company expects to use the majority of the net proceeds for research and development of internet web products, enhancements of existing internet and application products and the development of a marketing and sales organization. The shares and warrants are listed on the Nasdaq Small Cap Market under the ticker symbols of PASW and PASWW respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In June 1999 Glenn Golenberg and Mark Guren notified the Company in writing through their legal counsel that they are evaluating for possible legal action a claim against the Company for an option to acquire 10% of outstanding, fully diluted shares of the Company as of June 18, 1998 for $400,000. This claim arises out of a June 1998 letter agreement between Golenberg & Co., merchant bankers, and the Company. In that letter, Golenberg & Co. agreed to create for the Company a business plan, to develop a comprehensive financing plan and to perform other related services. Golenberg & Co. has asserted that it is entitled to the option based on the services it allegedly provided the Company. The Company believes that Golenberg & Co. has not fulfilled the conditions required to vest the option. If the Company is compelled to litigate or arbitrate this claim the Company intends to defend itself vigorously. If however Golenberg & Co. is successful in pursuit of this claim, it may be awarded an option to purchase up to 320,000 shares of common stock of the Company at a price of approximately $1.25 per share.

         In June 1999 the Company was served with a summons and complaint by United States Software Corporation. The suit was filed in the United States District Court of the district of Oregon, Case Number CV 99-496. The complaint named Glenn Russell, Laura Russell and Luke Systems International, Inc. as additional defendants.
United States Software alleged:

         o copyright infringement,

         o misappropriation of trade secrets,

         o breach of contract,

         o fraud, and

         o unfair competition.

         The complaint alleged that in November 1996 the Company, Glenn Russell and Laura Russell improperly obtained source code of two copyrighted computer programs and incorporated that source code along with other trade secrets of United States Software within the Company's FUSION products. In the suit United States Software demanded a jury trial and principally sought:

         o to enjoin the Company and the other defendants from copying or distributing its computer code,

         o to enjoin the Company and the other defendants for disclosing its trade secrets,

         o orders from the court requiring the Company to destroy, or the court to impound, all files and media containing trade secrets of United States Software,

         o damages in an amount not yet ascertained but more than $1 million, and

         o punitive damages and attorney fees.

         The Company filed an answer to the complaint on July 1, 1999. On or around July 20, 1999 United States Software and the Company agreed to settle the litigation on terms which have no material financial impact on the Company.

     The Company is not currently involved in any litigation that is expected to have a material adverse effect on the Company's business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against the Company in the future which, regardless of the outcome, could have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.


ITEM 2.  CHANGES IN SECURITIES.

                  Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable

ITEM 5.  OTHER INFORMATION.

                  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      The following exhibits are included herewith:

                  Exhibit 1  -   Letter of Intent
                  Exhibit 11 -   Weighted Average of Common Stock Shares
                                 Outstanding
                  Exhibit 27 -   Financial Data Schedule

         (B) The Company filed no reports on Form 8-K during the quarter for which this form is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 7, 1999                PACIFIC SOFTWORKS, INC.


                                        /s/ WILLIAM E. SLINEY
                                        ----------------------------------
                                        William E. Sliney
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)