Form 10QSB
period 1999-09-30
PACIFIC SOFTWORKS INC
filed 1999-11-12
CIK 1082324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  [X]        No  [ ]

There were 4,392,500 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 12, 1999.

                             PACIFIC SOFTWORKS, INC.

                                      INDEX

                                                                                     Page No.
                         PART I - FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited):

                           Balance Sheets at September 30, 1999 and
                           December 31, 1998                                            3

                           Statements of Operations for the three
                           months ended September 30, 1999 and 1998 and
                           nine months ended September 30, 1999 and 1998                5

                           Statements of Cash Flows for the nine
                           months ended September 30, 1999 and 1998                     7

                           Notes to Condensed Financial Statements                      9

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                                            11

                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             17

Item 2.  Changes in Securities and Use of Proceeds                                     18

Item 3.  Defaults Upon Senior Securities                                               18

Item 4.  Submission of Matters to a Vote of Security Holders                           18

Item 5.  Other Information                                                             18

Item 6.  Exhibits and Reports on Form 8-K                                              18

Signatures                                                                             19

Exhibits
              Exhibit 1                                                                20

              Exhibit 11                                                               26

              Exhibit 27                                                               27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PACIFIC SOFTWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                      September 30,  December 31,
                                                          1999           1998
                                                       ----------     ----------
                                     ASSETS

Current assets
Cash and cash equivalents                              $3,839,401     $  224,031
         Accounts receivable, net of allowance
           of $86,400 and $86,400                         238,811        268,902
Related party receivable                                        0         43,000
Prepaid expenses                                           42,124         15,523
                                                       ----------     ----------
         Total current assets                           4,120,336        551,456

Fixed assets, net of accumulated
         depreciation and amortization of
         $389,144 and $355,343                            182,223         82,196

Other assets                                                               9,674
                                                       ----------     ----------
Total assets                                           $4,302,559     $  643,326
                                                       ==========     ==========

See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                       September 30,     December 31,
                                                            1999             1998
                                                        -----------      -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses          $   195,735      $   180,469
         Related party payable                                    0          103,705
         Taxes payable                                        1,382           21,705
         Customer deposits                                        0           23,100
                                                        -----------      -----------
         Total current liabilities                          197,117          328,979

Deferred revenues                                           150,874          106,874

Commitments and contingencies

Stockholders' equity
         Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding

         Common stock, par value $.001 per share,
         50,000,000 shares authorized;
         4,392,500 and 3,200,000 shares issued and
         outstanding                                          4,393            3,200

         Additional paid in capital                       5,346,594          174,658
         Retained earnings                               (1,336,390)          18,452
         Cumulative adjustment for currency
         translation                                        (60,029)          11,163
                                                        -----------      -----------

         Total stockholders' equity                       3,954,568          207,473
                                                        -----------      -----------

                                                        $ 4,302,559      $   643,326
                                                        ===========      ===========


See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months                      Nine Months
                                        Ended September 30                Ended September 30
                                  ----------------------------      ----------------------------
                                     1999              1998             1999             1998
                                  -----------      -----------      -----------      -----------
Net revenue
         Sales                    $   434,234      $   558,160      $ 1,642,970      $ 1,961,876
         Royalties
         and others                   101,219          106,169          311,522          232,654
                                  -----------      -----------      -----------      -----------

         Total                        535,453          664,329        1,954,492        2,194,530

Cost of revenue
         Purchases and
         royalty fees                  40,767           35,879          116,026           96,450
                                  -----------      -----------      -----------      -----------
                                       40,767           35,879          116,026           96,450
                                  -----------      -----------      -----------      -----------

Gross profit                          494,686          628,450        1,838,466        2,098,080

Expenses
         Selling, general and
         administrative               684,885          480,287        1,607,175        1,411,683
         Research and
         development                  597,245          207,489        1,275,214          617,826
         Depreciation and
         amortization                  13,461           14,713           40,382           44,139
         Former officers
         consulting and
         administrative
         expense                       71,500           82,680          252,085          248,040
                                  -----------      -----------      -----------      -----------
         Total                      1,367,091          785,169        3,174,856        2,321,688
                                  -----------      -----------      -----------      -----------
Net loss                          $  (872,405)     $  (156,719)     $(1,336,390)     $  (223,608)
                                  ===========      ===========      ===========      ===========

Net loss per common share
Basic and diluted                 $     (0.20)     $     (0.05)     $     (0.36)     $     (0.07)
                                  ===========      ===========      ===========      ===========


Weighted average common
stock shares outstanding
Basic and diluted                   4,416,332        3,340,000        3,748,873        3,340,000
                                  ===========      ===========      ===========      ===========


See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                     Three Months                     Nine Months
                                  Ended September 30              Ended September 30
                             ---------------------------     ---------------------------
                                1999            1998            1999             1998
                             -----------     -----------     -----------     -----------
Net loss                     $  (872,405)    $  (156,719)    $(1,336,390)    $  (233,608)
Other comprehensive
         income (loss)
         Foreign currency
         translation
         adjustment              (44,000)         14,149          48,866           4,131
                             -----------     -----------     -----------     -----------
Comprehensive loss           $  (916,405)    $  (142,570)    $(1,287,524)    $  (229,477)
                             ===========     ===========     ===========     ===========

                             PACIFIC SOFTWORKS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          For the Nine
                                                    Months Ended September 30,
                                                   ---------------------------
                                                       1999            1998
                                                   -----------     -----------
Cash flows from operating activities
         Net loss                                  $(1,336,390)    $  (223,608)
         Adjustments to reconcile net loss
         to net cash used in operating
         activities:
                  Depreciation and amortization         40,382          44,139
         (Increase) decrease in assets:
                  Accounts receivable                   30,091         (94,091)
                  Related party receivable              43,000
                  Other receivables                          0         (23,434)
                  Prepaid expenses                     (26,601)         36,112
         Increase (decrease) in liabilities:
                  Accounts payable and accrued
                  expenses                              15,266         (12,321)
                  Related party payable               (103,705)              0
                  Accrued taxes payable                (20,323)        (18,592)
                  Customer deposits                    (23,100)              0
                  Deferred revenue                      44,000         (76,013)
                                                   -----------     -----------
         Net cash provided by (used in)
         operating activities                       (1,337,380)       (367,808)

Cash flows from investing activities
         Acquisition of fixed assets                  (153,761)        (57,177)
         Disposition of assets, net                     13,461               0
                                                   -----------     -----------
         Net cash used in investing activities        (140,300)        (57,177)

Cash flows from financing activities:
         Proceeds from initial public offering       4,651,131               0
         Proceeds from borrowings                      459,295               0
         Repayment of borrowings                      (563,000)              0
         Acquisition of stock in subsidiary                             (5,500)
         Private placement of common stock             500,000               0
                                                   -----------     -----------
         Net cash provided by financing
         activities                                  5,047,426          (5,500)

Effect of exchange rate changes on cash                 45,624         (14,946)

Net increase (decrease) in cash                      3,615,370        (445,431)

Cash - Beginning                                       224,031         624,952
                                                   -----------     -----------
Cash - Ending                                      $ 3,839,401     $   179,521
                                                   ===========     ===========


Supplemental non-cash financing activities:
         None

See accompanying notes to condensed financial statements.

                             PACIFIC SOFTWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)       Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and September 30, 1998, and the cash flows for the nine months ended September 30, 1999 and September 30, 1998 are included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The information contained in this Form 10-QSB should be read in conjunction with audited financial statements as of December 31, 1998 and the unaudited financial statements as of March 31, 1999 filed as a part of the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999. (File 333-75137).


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

(4) Subsequent events

         On May 1, 1999 the Company granted stock options to certain employees, covering 271,000 shares. The options are exercisable for five years at an exercise price of $5.00 per share for 241,000 shares and $5.50 per share for 30,000 shares. The options vest at the rate of 2% of the shares covered per month up to 36 months at which time they will be fully vested. The Company accounts for its stock options under the provisions of APB No. 25. The following proforma information is based on estimating the fair value of grants based on the provisions of SFAS No. 123. The fair value of each option granted during the period ended September 30, 1999 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.5%, life of options 5 years and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the period ended September 30, 1999 was $1.10. Accordingly the Company's proforma net loss and net loss per share as determined under SFAS
No. 12 would have been $(1,402,621) and $(0.37).


       As of July 29, 1999 the Company completed an initial public offering of 950,000 units consisting of 950,000 common shares and 950,000 warrants priced at $5.25 per unit. Net proceeds from the offering were $4,339,125 after deducting underwriters discount and non-accountable expenses. On September 13, 1999 the Company received $650,868 representing the proceeds of 142,500 units from the underwriter's overallotment of units. The Company expects to use the majority of the net proceeds for research and development of internet web products, enhancements of existing internet and application products and the development of a marketing and sales organization. The shares and warrants are listed on the Nasdaq Small Cap Market under the ticker symbols of PASW and PASWW respectively.

     On September 3, 1999 the Company entered into a Letter of Intent to acquire a 100% interest in privately-held ApplianceWare, Inc. a California corporation ("Ware"). Under the Letter of Intent the Company will issue 1,850,000 shares of common stock with a value of approximately $12 million for all of the outstanding shares of Ware and will acquire the software tools and technology and key business relationships of Ware in the Far East consumer electronics industry. On November 9, 1999 the Company's negotiations for the acquisition were suspended and exploration with regard to potential sales and licensing arrangements with the same parties were initiated. The Company believes that one of two aforementioned plans will be concluded during the fourth quarter of this year.

     On October 25, 1999 the Company and Financial Services Provider Network, Inc ("FSPN") signed a Letter of Intent to enter into discussions with the intent of entering a strategic relationship to jointly develop certain internet applications with financial institutions. The Company indicated that subject to entering into a definitive agreement it would invest up to $1,000,000 in FSPN and under certain conditions up to an additional $2,000,000. On October 25, 1999 the Company loaned FSPN $250,000 through a promissory note bearing interest at ten (10%) percent due in ninety days. The loan is for general corporate purposes.

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

General

         The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter's overallotment was sold on September 13, 1999. The Company develops and licenses software which enables internet and web based communications. The software products are embedded into systems and "information appliances" developed or manufactured by others. Information appliances are internet-connected versions of every day products such as telephones, fax machines, personal digital assistants and other digitally based devices. The Company has developed a new proprietary internet browser for use within independent, "non Windows(R)" information appliances. The browser may be effectively placed in use without an operating system and does not require substantial amounts of memory. The Company expects to begin marketing the initial version of this browser during the fourth quarter of 1999. The Company operates in one business segment. The Company's fiscal year ends on December 31.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:


                                              Unaudited               Unaudited
                                         Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                         -------------------      ------------------
                                           1999        1998        1999        1998
                                         -------      ------      ------      ------
Net revenue                               100.00%     100.00%     100.00%     100.00%
Cost of revenue                             7.61        5.40        5.93        4.39
                                         -------      ------      ------      ------
Gross profit                               92.39       94.60       94.07       95.61
                                         -------      ------      ------      ------
Selling, general and administrative       127.91       72.30       82.22       64.33
Research and development                  111.54       31.23       65.25       28.16
Depreciation and
Amortization                                2.51        2.22        2.07        2.01
Former officer consulting and
 And administrative expense                13.35       12.43       12.89       11.30
                                         -------      ------      ------      ------
Total operating expenses                  255.31      118.19      162.43      105.80
                                         -------      ------      ------      ------
Net loss from operations                 (162.92)     (23.59)     (68.36)     (10.19)
Foreign currency translation
adjustment                                 (8.21)       2.13        2.50        0.26
                                         -------      ------      ------      ------
Comprehensive loss                       (171.13%)    (21.46%)    (65.86%)    (10.45%)
                                         =======      ======      ======      ======

         The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:



                                Unaudited           Unaudited
                           Three Months Ended   Nine Months Ended
                              September 30,       September 30,
                              -------------       -------------
                              1999     1998       1999     1998
                              ----     ----       ----     ----
United States                  54%      44%        50%      51%
United Kingdom and Europe      26       41         30       36
Japan and Asia                 19       14         19       12
Other                           1        1          1        1
                              ---      ---        ---      ---
Total                         100%     100%       100%     100%
                              ===      ===        ===      ===

         Three months ended September 30, 1999 and 1998.

Net revenue

         For the three months ended September 30, 1999 revenues decreased 20% to $535,453 from $664,329 for the three months ended September 30, 1998. Sales of licenses decreased 22% for the three months ended September 30, 1999 due to lower sales in the United Kingdom and a 5% decrease in royalty income in Japan and Asia.

Cost of revenue

         The cost of revenue for the three months ended September 30, 1999 was $40,767 or 7.6% of sales compared to $35,879 or 5.4% of sales for the three months ended September 30, 1998. The increase in cost of sales related to direct and indirect costs for production and duplication of manuals and media for software products charged against lower sales for the three months ended September 30, 1999.

Selling, general and administrative

         Selling, general and administrative expense increased $204,598 to $684,885 for the three months ended September 30, 1999 from $480,287 for the three months ended September 30, 1998. This increase is the result of increases in the sales and marketing staffs which were expanded after the receipt of funds from the Company's initial public offering in July, 1999 and an increase in administrative costs for expenses associated with the Company becoming a public company. Because of the 20% decrease in net revenues the cost of these expenses as a percentage of revenue increased to 128% of net revenue for the three months ended September 30, 1999 from 72% for the three months ended September 30, 1998.



Research and development expense

         Research and development expense increased to $597,245 or 112% of revenue for the three months ended September 30, 1999 from $207,489 or 31% of revenue for the three months ended September 30, 1998. The increase is principally attributable to a continuation of development of the Fast Track product line and the development of the FUSION WebPilot Micro Browser(TM) begun in 1998.

Depreciation and amortization

         Depreciation and amortization decreased to $13,461 in the three months ended September 30, 1999 from $14,713 for the three months ended September 30, 1998. This decrease was attributable to capitalized costs of computer software acquired from third party vendors in 1996 that became fully amortized in 1998.

Former officer's consulting and administrative expense

         Former officer's consulting and administrative expense decreased to $71,500 for the three months ended September 30,1999 from $82,680 for the three months ended September 30, 1998. This agreement plus an agreement not to compete and a consulting agreement with the former officer expired in September 1999.


Provision for taxes

         Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended September 30, 1999 the Company had no income tax liability.


         Nine months ended September 30, 1999 and 1998.

Net revenue

         For the nine months ended September 30, 1999 revenues decreased 11% to $1,954,492 from $2,194,530 for the nine months ended September 30, 1998. Sales of licenses decreased 16% for the nine months ended September 30, 1999 principally due to a decline in domestic sales early in 1999 and lower sales in the United Kingdom in the nine month period ended September 30, 1999. This was partially offset by a 34% increase in royalty income in Japan and Asia.

Cost of revenue

         The cost of revenue for the nine months ended September 30, 1999 was $116,026 or 6% of sales compared to $96,450 or 4% of sales for the nine months ended September 30, 1998. The increase in cost of sales related to direct and indirect costs for production and duplication of manuals and media for software products charged against lower sales for the nine month period ended September 30, 1999.

Selling, general and administrative

         Selling, general and administrative expense was $1,607,175 or 82% of revenue for the nine months ended September 30, 1999 compared to $1,411,683 or 64% for the nine months ended September 30, 1999. This increase of $195,492 from period to period is the result of increases in the sales and marketing staffs which were expanded after the receipt of funds from the Company's initial public offering in July, 1999, an increase in administrative costs for expenses associated with the Company becoming a public company and an increase in rent following the relocation of the Company's principal office to a new location in mid 1998.

Research and development expense

Research and development expense was $1,275,214 or 65% of revenue for the nine months ended September 30, 1999 compared to $617,826 or 28% of revenue for the nine months ended September 30, 1998. The increase of $657,388 is principally attributable to a continuation of development of the Fast Track product line and the development of the FUSION WebPilot Micro Browser(TM) begun in 1998.

Depreciation and amortization

         Depreciation and amortization decreased to $40,382 in the nine months ended September 30, 1999 from $44,139 for the nine months ended September 30, 1998. This decrease was attributable to capitalized costs of computer software acquired from third party vendors in 1996 that became fully amortized in 1998.

Former officer's consulting and administrative expense

         Former officer's consulting and administrative expense was $252,085 for the nine months ended September 30,1999 compared to $248,040 for the nine months ended September 30, 1998. This agreement plus an agreement not to compete and a consulting agreement with the former officer expired in September 1999.

Provision for taxes

         Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the nine months ended September 30, 1999 the Company had no income tax liability.



Liquidity and capital resources

         At September 30, 1999 and December 31, 1998 the Company had working capital of $3,772,401 and $115,603 and cash and cash equivalents of $3,839,401 and $224,031.

         The Company used $1,337,380 in cash flow from operating activities in the nine months ended September 30, 1999 compared to using $367,808 in the nine months ended September 30, 1998. The increase of $969,572 was the result a decrease of $192,970 in accounts receivable, a increase of $16,555 in prepaid expenses, an increase of

$35,613 in accounts payable and accrued expenses, an increase of $86,077 in deferred revenue, an decrease in accrued taxes of $627.

         Investing activities in the nine months ended September 30, 1999 consisted of purchase of fixed assets of $153,761 and the disposition of assets of $13,461 compared to the purchase of assets of $51,177 in the nine months ended September 30, 1998.

         The Company provided $5,047,426 from financing activities in the nine months ended September 30, 1999. On July 29, 1999 the Company successfully completed an initial public offering of 950,000 units consisting of 950,000 common shares and 950,000 warrants priced at $5.25 per unit. Net proceeds from the offering were $4,339,125 after deducting underwriters discount and non-accountable expenses. On September 13, 1999 the Company received $650,868 from the sale of 142,500 units representing the proceeds of the sales of the underwriter's overallotment. The Company expects to use the majority of the net proceeds for research and development of internet web products, enhancements of existing internet and application products and the development of a marketing and sales organization. The shares and warrants are listed on the NASDAQ Small Cap Market under the ticker symbols of PASW and PASWW respectively. Additional financing activities for the nine months ended September 30, 1999 consisted of $459,295 of borrowings and $500,000 from a private placement of common stock offset by repayment of borrowings of $563,000. In the nine months ended September 30, 1998 the Company used $5,500 for the acquisition of the minority interest in the Company's Japanese subsidiary.







PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In June 1999 Golenberg & Co., Merchant Bankers ("Banker"), notified the Company in writing through their legal counsel that they are evaluating for possible legal action a claim against the Company for an option to acquire 10% of outstanding, fully diluted shares of the Company as of June 18, 1998 for $400,000. This claim arises out of a June 1998 letter agreement between the Banker and the Company. In that letter, the Banker agreed to create for the Company a business plan, to develop a comprehensive financing plan and to perform other related services. The Banker has asserted that it is entitled to the option based on the services it allegedly provided the Company. The Company believes that the Banker has not fulfilled the conditions required to vest the option. If the Company is compelled to litigate or arbitrate this claim the Company intends to defend itself vigorously. If however the Banker is successful in pursuit of this claim, it may be awarded an option to purchase up to 320,000 shares of common stock of the Company at a price of approximately $1.25 per share.



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

Date:  November 12, 1999               PACIFIC SOFTWORKS, INC.


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