Form 10KSB
period 1999-12-31
PACIFIC SOFTWORKS INC
filed 2000-03-29
CIK 1082324

SECURITIES AND EXCHANGE COMMISSION
                  	Washington, D.C. 20549
                             FORM 10-KSB
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIESEXCHANGE ACT OF 1934

	For the fiscal year ended    December 31, 1999

                         	OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

	For the transition period from              to

	Commission file number 333-75137

                  	PACIFIC SOFTWORKS, INC.
	(Name of Small Business Issuer in Its Charter)

	            California	                77-0390628
	(State or Other Jurisdiction of	(I.R.S. Employer
	Incorporation or Organization)	Identification  No.)

	703 Rancho Conejo Boulevard
	Newbury Park, California	              91320
	(Address of Principal Executive Offices)	(Zip Code)

	Issuer's Telephone Number:  (805) 499-7722

	Securities registered under Section 12(b) of the Exchange Act:
                                     None
	Securities registered under Section 12(g) of the Exchange Act:
                  	Common Stock, $0.001 Par Value
                        	(Title of class)

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer's revenues for the most recent fiscal year were $ 2,242,544.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on January 31, 2000 was $ 8,328,045. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of February 28, 2000 was 4,402,500.

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pacific Softwork's definitive proxy statement furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on May 26, 2000 are incorporated by reference with respect to Part III of Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Pacific Softworks, Inc., "PASW" or the "Company"), was incorporated in California in November 1992 and is a developer and licensor of Internet and Web related software and software development tools. Its products enable Internet and Web based communications, based on a set of rules known as protocols, and are embedded into systems and "information appliances" developed or manufactured by others. Our operations are conducted principally from offices in Southern California, and sales offices in England and Japan.

We refined our strategic focus during 1999 in order to enhance our positioning and flexibility in the rapidly growing market for Internetworking technology and to improve the utilization of our assets and competencies. In conjunction with this strategy, we elected to change our name to PASW, Inc. in the first quarter of 2000, subject to shareholder approval. Key elements of our business strategy involve the segregation of our core technology into separate business units and identifying strategic investment opportunities and/or associations with other operating companies.

Establishing separate business units for our core technology will facilitate our ability to develop and commercialize the underlying technology and will also allow for either private or public investment, joint ventures or mergers that are beneficial to such development and commercialization. Accordingly, we have transferred the operating assets and technology that represented the historical business of the Company into two wholly owned subsidiaries. The technology and personnel responsible for the Internet and Web related software and software development tools now operate as Pacific Softworks. The technology and personnel responsible for the embedded Web browser and server now operate as PSI Web Technologies, Inc. During 1999 we also established iApplianceNet.com ("iApplianceNet") a development stage company and a wholly-owned subsidiary, to provide Internet-active merchandise and service store displays and the infrastructure that supports them.

We have also commenced a program of identifying strategic investment opportunities and/or associations with operating companies that are compatible and complementary to our plan of operations. In accordance with this program, the Company made an investment in FSPNetwork, Inc. ("FSPN") in December 1999 and signed a letter of intent to invest in RedFlag, Inc. ("RedFlag") in early 2000. The goal of this strategy is to both increase shareholder value and to create an operating group of companies that have mutually beneficial technology and businesses. Future investments and/or associations, if any, will focus on companies that:

- have a strong Internet/Web presence that are synergistic with our
 	core businesses and that can utilize our Internet and web 	technology in
  the implementation of their internet
	 strategies;

- have a strong Internet/Web presence that are synergistic with the
	 businesses of companies in which we have an investment/and or
	 affiliation ("PSI network companies") and that can utilize the
	 technology of the PSI network companies in the implementation of 	their
  internet strategies;

- present cross licensing opportunities for our technology;

- are past the start-up phase of operations,  have revenues and 	earnings and
  are near term candidates for an initial public 	offering; and

- can benefit from our financial and operational resources in securing both private and public investment capital.

DESCRIPTION OF BUSINESS

We operate through three wholly-owned subsidiaries: Pacific
Softworks, PSI Web Technologies, Inc. and  iApplianceNet.com.

Pacific Softworks ("Pacific")

Pacific develops and licenses Internet and Web related software and software development tools. The products enable Internet and Web-based communications, based on a set of rules known as protocols, and are embedded into systems and "information appliances" developed or manufactured by others.

Information appliance manufacturers and software developers have included our products within the following applications and information appliances:

     Applications              Information Appliances
- Office automation     	- Internet fax, copiers, laser
                       						 printers, scanners
- Medical               	- Patient monitors, imaging systems
- Multimedia            	- DVD players, projectors, digital
					                     	   cameras
- Industrial controls   	- Vending machines, traffic
                        						controls, scoring systems,
				                          security controls
- Networking            	- Routers, switches, network
						                        controls, cable modems
- Set-top boxes         	- Set-top boxes, Internet TV
- Wireless              	- Telephones, personal digital
					                        	assistants, pagers,
				                          electronic organizers
- Navigation systems   		- Navigational controls, air traffic
						                        controls
- Defense and aerospace  - Engine controls, smart weapons
- Satellite             	- Satellite positioning, uplink and
                        						downlink of streaming video

Rapid advances are enabling wired and wireless information appliances to assume many of the tasks now handled by personal computers. We believe that Web browsing enabled by embedded software in information appliances used by businesses and individuals will be a major market.
Approximately 94% of all Internet access is now made through PCs. By 2002, that percentage is expected to decrease to 64%. By 2002 the number of information appliances sold is expected to exceed the number of PCs sold. We believe our Internet and Web related software development tools offer significant benefits to our customers including:

     	- accelerated product development and market entry,
     	- portability across multiple hardware and software system
        		environments, and
     	- comprehensive embedded solutions that enable information
        		appliances to connect with the Internet and use the Web.

Transmission Control Protocol/Internet Protocol

Transmission Control Protocol/Internet Protocol ("TCP/IP"), is a suite of communications protocols that has been adopted as a standard and enables the communications that take place on the Internet. As a standard, TCP/IP enables Internet users to adopt or acquire pre-made, "off the shelf" products, such as those of Pacific, and eliminates the need by those users to develop a proprietary communications infrastructure of their own. The TCP/IP stack is a collection of components consisting of various layers of protocols and programs that operate together to transfer data over the Internet. These protocols include the Internet Protocol, various messaging and addressing protocols, and Transmission Control Protocol.

Embedded systems consist of a microprocessor and related software incorporated into a product and dedicated to performing a specific set of tasks. The market for embedded Internet applications continues to grow substantially as customers deploy TCP/IP based networks. TCP/IP and related technologies are emerging as the building blocks for next-generation wired and wireless networks.

     We believe that key elements defining the TCP/IP market today include the following:

     - TCP/IP is a commodity type product that remains a key component of the Internet. Generic public domain software for TCP/IP is available at low cost.

     - The competitive market for TCP/IP products currently focuses on selling value-added applications, such as file transfer protocols designed to send large files over the Internet, email, and management tools that enhance the embedded protocol stack.

     - The market is migrating away from proprietary protocols to standard Internet protocols.

     - Manufacturers continue to implement Internet and Web embedded software in a growing number of consumer and industrial information appliances.

     - International market growth will ultimately outpace market growth in the United States.

     - As more powerful microprocessors become available and decrease in price, embedded systems are being used in a wider range of applications and are facilitating the development of a new generation of information appliances. Emerging embedded Internet applications for interactive entertainment, network computers, remote management and other uses may offer significant additional opportunities for embedded systems and information appliances.

     - Manufacturers of products using embedded technology must bring complex applications for embedded systems to market rapidly and economically. Developing embedded applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable microprocessors have become available, products based on them have become richer in features and functions.

     - More sophisticated software solutions are required to develop these more complex applications, frequently including a real-time operating system and Internet and Web products that provide developers with far more features, higher performance and greater productivity than those necessary or feasible for programming prior generations of microprocessors.

     - As embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly.

   	In this environment, time-to-market, conformance to standards and product reliability are critical issues for companies developing information appliances and other devices which may be connected to the Internet.

Pacific Softworks Products

FUSION products have been designed with the developer in mind. The
FUSION solution assists system developers by adding compliant Internet protocols and applications to their products. FUSION products are very flexible and portable, are not dependent on any particular hardware or software and are designed for easy integration.

FastTrackTM development products provide a pre-built "drop-in solution" that facilitates quick and easy protocol implementation within our customer's products. FUSION FastTrackTM solutions provide users with a complete suite of networking tools to ease the development and porting of new projects. Customers do not face the uncertainty of trying to determine which components will work with FUSION. FastTrackTM is integrated with the processor, operating system, compiler, debugger and development board to assure a simplified and reliable drop-in solution that moves a customer's project to more rapid completion. Our customers user need only add its application and then transfer our software to the targeted hardware or device.

FUSION protocols products are not dependent on any particular processor. They have been and are currently being developed and integrated by us and our customers under the FastTrackTM product line for several families of processors including those of:

     - Advanced Micro Devices				- MIPS Technologies
     - Advanced Risc Machines				- Motorola Corporation

     - Analog Devices				        	- NEC
     - ARC						                  - Philips
     - Hitachi						              - Siemens
     - Hyperstone						           - ST Microsystems
     - Intel Corporation				      - Texas Instruments
     - LSI Logic

Product Descriptions

FUSION TCP/IP. This product enables data to be transported over the Internet and is not dependent on any particular processor, operating system or compiler. FUSION is high performance, small, tunable and can be readily incorporated in a customer's information appliances and other embedded products.

FusOS, Operating System. This product is our FUSION operating system. Customers may choose to use FusOS or remove it from our Internet product and replace it with any commercial operating system of their choice.

FUSION RIP, Routing Information Protocol. RIP routers send broadcast messages onto a network and contain routing information about the network. This information is shared among all the RIP-capable routers in a network thereby allowing each router to understand where it exists in a network and where its routes lead. RIP specifies how routers exchange routing table information. Industry standards describe and prescribe the specifications required to implement RIP. Our FUSION RIP is a high-performance portable software engine that implements IP forwarding and route generation consistent with industry standards. With RIP, routers periodically exchange entire tables of routing data.
Because this is inefficient, RIP is gradually being replaced by a newer protocol called Open Shortest Path First Protocol, or OSPF.

FUSION OSPF, Open Shortest Path First Protocol. Unlike RIP, which transfers entire tables of routing data, OSPF transfers only routing information which has changed since the previous transfer. As a result, use of this protocol reduces the amount of data to be transmitted and conserves system resources. FUSION OSPF has been designed specifically for use in high performance multi-protocol routers.

FUSION PPP, Point-to-Point Protocol. This application links one device to another over telephone lines and cable. FUSION PPP provides a means for transmitting packets of data known as datagrams over serial point-to-point links.

FUSION SNMP, Simple Network Management Protocol. SNMP helps to manage and control devices over the Internet. FUSION SNMP is a set of protocols that interfaces transparently into FUSION TCP/IP.

FUSION FTP, File Transfer Protocol. This application software allows the efficient sharing of files, programs or data between devices over the Internet. FUSION FTP also provides a secure way to allow or deny access to specific files or directories among diverse systems.

FUSION TFTP, Trivial File Transfer Protocol. This product is a subset of FUSION FTP that allows the efficient transfer of files among diverse host systems without the extended features and potential overhead or consumption of computing resources associated with FTP. FUSION TFTP is designed with small size and easy implementation in mind for devices with minimal memory.

FUSION Telnet. This product is a general, bi-directional oriented communications application which allows a standard method of interfacing or connecting terminal devices and terminal-oriented processes to each other. FUSION Telnet software can be used for terminal-to-terminal and/or application-to-application communications.

FUSION SMTP, Simple Mail Transfer Protocol. This product is a protocol used for sending email messages between or among servers on a network. SMTP is independent of any transmission protocol or operating system and only requires a reliable data stream. We have designed FUSION SMTP to be small, efficient and easy to implement in virtually any environment.

FUSION POP3, Post Office Protocol Version 3. This software provides messaging capability within products or systems that do not have the memory or other resources to use SMTP or where there is no continuous Internet connection. POP3 is typically used to access and retrieve e-mail that is being held on a mail server. Most email applications, sometimes called an "e-mail client", use a POP Protocol. POP3 is independent of any transport protocol or operating system. We have designed FUSION POP3 to be a small, efficient messaging client that is easy to implement in environments where memory and system resources are sparse.

FUSION BOOTP, Bootstrap Protocol. BOOTP provides a secure way to allow or deny access to specific files or directories among diverse systems. This Internet protocol enables a diskless device to discover its own IP address, the IP address of a BOOTP server on the network and a file to be loaded into memory to activate or boot the device. This application software allows the efficient sharing of files, programs or data among diverse host systems.

FUSION DHCP, Dynamic Host Configuration Protocol. This protocol assigns dynamic addresses to devices linked to the Internet. With dynamic addressing, a device can have a different address every time it connects to the Internet. DHCP also supports a mix of fixed and dynamic Internet addresses. Dynamic addressing simplifies network administration because the software keeps track of the addresses rather than requiring an administrator to manage the task. This means that a device can be added to the Internet without the difficulties associated with manually assigning it a unique address. Many Internet service providers use dynamic addressing for dial-up users.

Over the next 12 to 18 months we intend to introduce and market the products described below:

FUSION 5. This product is our major TCP/IP upgrade. FUSION 5 will contain major enhancement, significant improvements to our existing version and compliance with changing industry standards.

FUSION IPsec. This product is the FUSION IP security protocol suite which provides privacy and authentication services at the Internet Protocol layer. IPsec will use advanced encryption technology and is designed to provide secure financial and e-commerce transactions from information appliances over the Internet.

FUSION Satellite IP. FUSION Satellite IP is being designed to handle communication over satellite links for uplink and downlink modes and will adapt to the delays inherent in satellite communications. We expect FUSION Satellite IP to add the power and scalability required for Internet protocols to work in a slow-start or delayed environment such as in satellites and set-top boxes.

FUSION Mobile IP. We are designing this product for use within wireless and cellular applications. Internet protocols do not currently operate efficiently in wireless environments. We are designing Mobile IP to handle information processing delays and interruptions associated with Internet protocols in wireless applications.

FUSION MultiLink PPP. MultiLink PPP will allow users to broadcast data simultaneously to multiple devices within different operating environments and will allow users to transfer more data by combining available links. MultiLink PPP will extend the features and capabilities of PPP over multiple links or channels. We expect to design both FUSION PPP and MultiLink PPP modules for use within any major embedded processor.

Marketing, Sales and Distribution

In North America, Europe and Japan, we market our products and services primarily through our own direct sales organization, which consists of salespersons and field application engineers. As of December 31, 1999, we had three domestic salespersons and field application engineers located in North America, one salesperson in Europe and one salesperson and one field engineer in Japan.

Products are distributed in Japan through a wholly owned subsidiary, Network Research Corporation Japan. Network Research has an exclusive license for distribution of our products in Japan.

We have appointed international distributors to serve customers in regions not serviced by our direct sales force. We also collaborate with semiconductor and software vendors and work closely with a number of system integrators worldwide. We believe these relationships enable us further to broaden the geographic and market scope for our products.

Revenue from international sales represented approximately 53% and 58% of Pacific's total revenue in fiscal 1999 and 1998. Our international operations are subject to various risks, including:

     - foreign government regulation,
     - foreign currency fluctuations which could reduce our revenue in
       		dollar terms or make our products more expensive,
     - more prevalent software piracy,
     - longer payment cycles,
     - unexpected changes in regulatory requirements, tariffs, import
       		and export restrictions and other barriers and	restrictions,
     - greater difficulty in accounts receivable collection,
     - potentially adverse tax consequences including restrictions on
       		repatriation of earnings,
     - the burdens of complying with a variety of foreign laws,
     - difficulties in staffing and managing foreign operations,
     - political and economic instability,
     - changes in diplomatic and trade relationships, and
     - possible recessionary environments in economies outside the
        		United  States.

These factors may have a material adverse effect on our international sales and, consequently, our business, operating results and financial condition.

We have experienced and expect to continue to experience significant seasonality of revenue resulting primarily from customer buying patterns and product development cycles. The strongest demand for products is generally experienced in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year.
Quarterly revenue has typically decreased in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year.

Competition

The embedded Internet and Web-based software industry is highly competitive and is characterized by rapidly advancing technology. We believe that competition in our markets is based on:

     - product capabilities,
     - price/performance characteristics,
     - product portability,
     - ease of use, and
     - support services and corporate reputation.

We compete with other independent software vendors, including Wind River Systems, Inc., Integrated Systems, Inc., Mentor Graphics, Inc. (through its acquisition of Microtec/ Ready Systems), Microware Systems Corporation and Microsoft Corporation. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of our products.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and sales resources than we have. We are aware of ongoing efforts by competitors to emulate the performance and features of our products and we can provide no assurance that competitors will not develop equivalent or superior technology.

Because we are been substantially dependent on our TCP/IP family of Internet products and services, the effects of competition could be more adverse on us than would be the case if we had a broader product offering. In addition, competitive pressures could cause us to reduce the prices of our products, which would result in reduced profit margins. There can be no assurance that we will be able to compete effectively against our current and future competitors. If we are unable to compete successfully, our business, financial condition and operating results would be materially adversely affected.

Proprietary Rights

Our success is heavily dependent upon our proprietary technology. To protect our software, documentation and other written materials, we rely on a combination of:

     - copyright protection,
     - trade secret and trademark laws,
     - nondisclosure agreements,
     - other contractual restrictions on copying or distribution, and
     - technical measures.

As a part of the confidentiality procedures, we generally enter into nondisclosure agreements with employees and consultants and limit access to and distribution of software, documentation and other proprietary information. End user licenses of our software are frequently in the form of source license agreements, which are signed by licensees and which we believe may be enforceable under the laws of many jurisdictions.

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important than are the various legal protections of our technology.

Manufacturing and Backlog

Our manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. We manufacture our source code and duplicate compact disks in our California facility. We use outside vendors to print documentation and manufacture packaging materials. We believe that backlog is not a meaningful indicator of revenue that can be expected in future periods.

Employees

As of December 31, 1999, Pacific employed 16 persons full-time, including seven in sales and marketing and nine in product development, engineering and support, including two consulting engineers. Of these employees, thirteen are located in North America, two are located in Japan and one is located in Europe. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that relations with our employees are good.

PSI Web Technologies, Inc

PSI Web Technologies develops and licenses the FUSION WebPilot Micro BrowserTM and the FUSION Embedded Web Server. The Internet and Web server products provide an integrated suite of critical functions which feature:

     - a small sized, fast, efficient, high performance embedded
      		Internet protocol stack,
     - an extensive range of Internet and Web applications,
     - custom-built software code optimized for embedded systems,
     - mature software code for the Internet products that have been
       	tested and used in a wide variety of products by companies
       	including Alcatel Telcom,  AT&T/Lucent Technologies, Hewlett-
       	Packard, Honeywell, Hughes Aircraft,  Intel, Cisco and SGS 		Thomson,
     - code developed for embedded systems and information appliances
       	with fine tuning capabilities built into the code to optimize 	Internet
        connectivity for specific applications,
     - multiple interface software support for most of the major
       	communication chip sets, and
     - pre-built, ready to add "drop-in solutions" for easy integration
       	of  customer application software across multiple processor
       	platforms.

FUSION WebPilot Micro BrowserTM

The FUSION WebPilot Micro BrowserTM is an embedded browser aimed at applications like set-top boxes, wired and wireless telephones, other hand-held information appliances, kiosks and other remote Internet information appliances. This application has been designed for limited memory environments and is independent of the operating system, processor or compiler. It has been designed to be applicable across diverse computer systems and environments.

Unlike other browsers based on Windows(R), the FUSION WebPilot Micro
BrowserTM is designed for applications where space and computing resources are limited. Unlike other browsers, the FUSION WebPilot Micro
BrowserTM is not a modified or simplified version of existing PC code.
Our browser has also been designed specifically for embedded applications. We believe that our product is the only embeddable Web browser that currently can make this claim. Our product will provide full browsing capabilities in an embedded environment without needing a full PC-type operating system such as Microsoft Windows(R) NT. In addition to browsing capabilities, the FUSION WebPilot Micro BrowserTM will include email and e-commerce applications.

The FUSION WebPilot Micro BrowserTM has its own embedded windowing and graphical support. These features allow users to create custom designs and custom fonts and icons. We believe that these features are particularly important in addressing foreign languages such as Japanese and in developing branded presentation screens for customers.

The FUSION WebPilot Micro BrowserTM has been designed to permit incorporation of various add-on modules. Our browser will have a functionality and presentation similar to those of the much larger PC-based browsers such as Internet ExplorerTM and NetscapeTM but will have substantially reduced memory requirements. We commenced actively marketing the FUSION WebPilot
Micro BrowserTM during the first quarter of 2000.

FUSION Embedded Web Server.

This application software provides Web servers with the capability to monitor and manage any Internet connected device through the Web. Examples of devices which could incorporate this product include:

- video cameras,
- vending machines,
- utility power meters,
- medical equipment, and
- other remote devices.

The FUSION Web Server is compatible with the FUSION WebPilot Micro
BrowserTM and other standard browsers including Netscape, Mosaic and Internet Explorer.

Marketing, Sales and Distribution

	PSI Web Technologies is in the process of planning for an independent marketing, sales and distribution department. Until such time as this department has been properly organized and staffed, PSI Web Technologies will utilize personnel presently employed by Pacific Softworks.

Competition

The embedded Internet and Web-based software industry is highly competitive and is characterized by rapidly advancing technology. We believe that competition in our markets is based on:

     - product capabilities,
     - price/performance characteristics,
     - product portability,
     - ease of use, and
     - support services and corporate reputation.

Like Pacific, PSI Web Technologies competes with other independent software vendors, including Wind River Systems, Inc., Integrated Systems, Inc., Mentor Graphics, Inc. (through its acquisition of Microtec/ Ready Systems), Microware Systems Corporation and Microsoft Corporation. In addition, hardware or other software vendors could seek to expand their product offerings by Designing and selling products that directly compete with or adversely affect sales of our products.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and sales resources than we have. We are aware of ongoing efforts by competitors to emulate the performance and features of our products and we can provide no assurance that competitors will not develop equivalent or superior technology.

There can be no assurance that we will be able to compete effectively against our current and future competitors. If we are unable to compete successfully, our business, financial condition and operating results would be materially adversely affected.

Proprietary Rights

Our success is heavily dependent upon proprietary technology. To protect our software, documentation and other written materials, we rely on a combination of:

     - copyright protection,
     - trade secret and trademark laws,
     - nondisclosure agreements,
     - other contractual restrictions on copying or distribution, and
     - technical measures.

As a part of the confidentiality procedures, we generally enter into nondisclosure agreements with employees and consultants and limit access to and distribution of software, documentation and other proprietary information. End user licenses of our software are frequently in the form of source license agreements, which are signed by licensees and which we believe may be enforceable under the laws of many jurisdictions.

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important than are the various legal protections of our technology.

Manufacturing and Backlog

Our manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. We manufacture our source code and duplicate compact disks in our California facility. We use outside vendors to print documentation and manufacture packaging materials. We believe that backlog is not a meaningful indicator of revenue that can be expected in future periods.

Employees

As of December 31, 1999, PSI Web Technologies employed six persons full-time in product development, engineering and support, including one consulting engineer. All of these employees are located in North America. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that relations with our employees are good.

iApplianceNet.com

	iApplianceNet.com is a development stage company that has been established to design, manufacturer and operate interactive merchandise displays, enabling consumer goods manufacturers and retailers to manage real-time product information into and from their retail store outlets. The proprietary network has been designed to provide companies with the ability to manage "point of purchase" product information, including real-time sales and marketing messages, from a centralized data management location. In addition, our network delivers measurement data that can be used strategically by manufacturers and retailers for their inventory management systems. Systems and software packages are both customizable and scalable to the global needs of our clients.

iApplianceNet's goal is to manage the design, manufacturing and operation of complex technology, so that our clients can focus on extracting the maximum value from the advertisement displayed in the store and the information gathered from the marketplace.

iApplianceNet has developed a working prototype of its initial product and has established a strategic partnership with HMG Worldwide ("HMG", NASDAQ-HMGC), an established company in the point-of-purchase industry.
Their clients include, among others, Proctor & Gamble, Coke, L'Eggs, and Pillsbury. Recently, through their acquisition of EgoMedia, an Internet site developer, HMG also has creative assets in the area of content development. iApplianceNet and HMG have signed a Joint Sales and Marketing Agreement, in which the two companies will co-develop and market POP displays.

	Additional capital is necessary to properly fund the capital needs of iApplianceNet before such time as iApplianceNet can access the public capital markets directly. Accordingly, iApplianceNet is in the process of securing private investment capital. The final amount of capital and the dilution to PASW are not known at this time.

Employees

As of December 31, 1999, iApplianceNet employed seven persons in product development, including one part time person. All of these employees are located in North America. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that relations with our employees are good.

Strategic Investments

FSPNetwork, Inc.

On October 25, 1999 PASW and FSPNetwork, Inc ("FSPN"), a private firm and a developer of software for the banking industry, signed a Letter of Intent to enter into discussions with the intent of entering a strategic relationship to jointly develop certain Internet applications with financial institutions. The Company indicated that subject to entering into a definitive agreement it would invest up to $1,000,000 in FSPN and under certain conditions up to an additional $2,000,000. On October 25, 1999 PASW loaned FSPN $250,000 through a promissory note bearing interest at the rate of ten (10%) percent per annum and due in ninety days. The loan was for general corporate purposes.

On December 3, 1999 the Company loaned FSPN an additional $750,000 and converted the $250,000 note, evidenced by a $1,000,000 convertible promissory note. The convertible promissory note is unsecured, carries interest at 10% per annum and is due 12 months from issuance unless previously converted into capital stock of FSPN. The convertible note will automatically convert into shares equivalent to no less than 5% of the outstanding capital stock of FSPN concurrent with FSPN's closing of its next equity financing. If converted, the accrued interest on the convertible promissory note will revert to a 6% rate for purposes of calculating the number of shares of FSPN issuable.

FSPNetwork and Hewlett-Packard Company have established a business alliance that provides a fully customizable, 100 percent private-branded portal with Internet access. The portal will enable banks and financial institutions to provide their retail and commercial customers with highly personalized Internet environments that include e-commerce and transactional capabilities. The portal also can be integrated with existing customer relationship management (CRM) systems for one-to-one message-based marketing.

The portal enables financial-service institutions to offer a branded portal experience, market directly and unobtrusively to customers, screen competing advertising within the portal environment, and significantly increase the convenience of access to online banking services. An e-banking link is put directly on the customer's home page so that every Web transaction is completed within the bank's branded Web environment. In addition, a virtual banker guides the customer through the site and delivers individually targeted messages to the customer. Local and national content can be customized and fully deployed within weeks. The institution's commercial customers can also participate in the local portal community with customized e-commerce sites hosted in the institution's name.

FSPNetwork's portal is optimized for HP technology and leverages HP's portfolio of UNIX(R) and Windows NT(R) system servers, storage products, financing and software, such as HP OpenView. HP also is the preferred provider of consulting and integration services as banks roll out these services to their customers and integrate existing and new CRM systems.

RedFlag, Inc.

In January 2000, the Company signed a letter of intent to acquire up to 45% of RedFlag, Inc.("RedFlag"). RedFlag, a privately held company, designs complex graphical application software that will enable the Company's operating subsidiaries to provide products that include not only the Internet and Web-component software, but the front- and back-end application software.

As part of the agreement, PASW has the right to acquire up to 45 percent of the shares of RedFlag in exchange for shares of PASW in the next 18 months, based on a pre-determined revenue schedule for RedFlag. The purchase price will range between $100,000 for 10% of RedFlag to $6,400,00 for 45% of RedFlag. The total amount of the purchase price will depend on their level of sales for the next 18 months. The number of shares of PASW will be based on the closing bid price of the stock on the date of the exchange, subject to a floor of $4.00 and a ceiling of $12.00 per share.

	The companies will work together to develop complete end-to-end networking and application software for the in-store display, banking and other key market areas, using low-cost hardware to provide the interactive experience at the point-of-purchase. These complete solutions will be compatible with both Red Hat Linux and Microsoft Windows.

In addition to developing high-traffic portal sites and business-to-business application services and software, RedFlag is now marketing is first software product, "Business Analyst." Business Analyst is a unique product that is available to business users on the Web. The program analyzes all of a company's financial data, then, using red, yellow and green "flags," pinpoints the company's strengths and weaknesses. It then offers solutions to these problems by analyzing financial operations, interactions, obligations, assets and liabilities, and converts all of this data into easy-to-read charts, graphs and reports.

Business Analyst is offered by RedFlag as part of a suite of services through major banking portals, allowing banks to offer its business customers online banking services and advice. RedFlag has a team of professional software engineers with expertise in Internet and Web communications, site architecture and navigation experts, Web designers, programmers, database engineers, and provides an end-to-end portal solution with customized applications.

ITEM 2.       DESCRIPTION OF PROPERTY

	Pacific Softworks, PSI Web Technologies and iApplianceNet sublease office space from PASW at a leased facility located in Newbury Park,
California consisting of approximately 11,500 square feet of office space. The lease for this facility expires in September 2000. The monthly lease payment for the facility is approximately $8,500. iApplianceNet also leases additional office space in Santa Monica, California, consisting of approximately 1,306 square
feet of office space. The lease for this facility expires in 2002 and
has a monthly lease payment of approximately $2,550.   In Japan we have
subleased space of approximately 700 square feet at a monthly rate of approximately $2,000 on a month to month basis.

	We believe that these facilities are adequate for our current needs and for expected personnel additions over the next 18 months.


ITEM 3.       LEGAL PROCEEDINGS

In April 1999 we were notified that a merchant banker, Golenberg & Co., has asserted rights under a June 1998 letter agreement to purchase 10% of our then outstanding common stock for $400,000. In June 1999 counsel for Golenberg & Co. reiterated this demand and advised us that these claims were being evaluated for possible legal action. To date no action has been taken by Golenberg & Co.

	The Company is not a party to any other pending legal proceedings that management believes could have a material adverse effect on its financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

	EXECUTIVE OFFICERS AND DIRECTORS

                Name                            Age
Position

Glenn P. Russell...............   	44    Chairman
William E. Sliney..............   	61   	President and Chief Financial
                                  				  			Officer
Mark Sewell.....................   37   	Vice President,
                                      					Business Development
Sandra J. Garcia................   37   	Vice President, Sales
Robert G.J. Burg II...........    	42   	Director
Wayne T. Grau.................    	50   	Director
Reuben Sandler, Ph.D.......  		    62    Director
Joseph Lechman................  	  32    Secretary


	Glenn P. Russell.  Mr. Russell has been our chairman since 1992.
He also served as president and chief executive officer from 1992 to December 1999. Before 1992 he had various sales and marketing positions at IBM, Unisys and Network Research Corporation, a predecessor of PASW.
Mr. Russell is also an officer and director of Luke Systems
International, a distributor of electronic components. Luke Systems International is controlled by Mr. Russell's spouse. Mr. Russell devotes substantially all of his time to PASW. Mr. Russell was educated in the United Kingdom.

	William E. Sliney.  Mr. Sliney has been our president since
December 1999 and chief financial officer since April 1999. Before joining us, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was chief executive officer for Gumps. Mr. Sliney received his masters in business administration from the University of California at Los Angeles.

	Mark Sewell.  Mr. Sewell, previously a resident of the United
Kingdom, was the general manager for our European operations from 1996 to 1999 and our Vice President, Business Development commencing in 1999. For over two years prior to 1996, he was the business and support manager for the Asia Pacific region of PictureTel, Inc. He received his masters degree in electrical and electronic engineering from the University of Canterbury.

	Sandra J. Garcia. Ms. Garcia joined us in 1993 as our regional sales manager and became vice president, North American sales in 1996 and became Vice President, Sales in 1999. Ms. Garcia graduated with a degree in business administration from Santa Barbara College.

	Robert G. J. Burg II. Mr. Burg was a director of PASW from January 1999 through January 2000. He has been the president of Profile Sports, a corporate sports and outing entertainment business, since 1998. For more than five years before that he served as president, senior vice president and in other managerial positions at Royal Grip, Inc., a manufacturer and distributor of golf grips and sports headwear. Mr. Burg received a Bachelor of Arts degree from the University of Colorado. He currently serves on the boards of directors of EMD/Empyrean Diagnostics, Ltd. and Royal Precision, Inc.

	Wayne T. Grau. Mr. Grau has been a director of PASW since January 1999. He has been the president and chief executive officer of Fielding Electric, Inc. since 1981. Mr. Grau is currently a member of the Los Angeles Chapter membership committee of the National Electrical Contractors Association, a trustee for the Joint Apprenticeship Training Committee and a trustee for the Los Angeles Electrical Training Trust.

	Reuben Sandler, Ph.D. Dr. Sandler has been a director of PASW since January 1999. He was the president and chief information officer for MediVox, Inc., a medical software development company, since June 1997 through March 1999. Since March 1999, he has been President and Chief Executive Officer of Intelligent Optical Systems, Inc. From 1989 to 1996, he was an executive vice president for R&D Laboratories, Inc.. Dr. Sandler received a Ph.D. from the University of Chicago and is the author of four books on mathematics. He currently serves on the boards of directors of MediVox, Inc. and Alliance Medical Corporation and is an advisor to the board of directors of R&D Laboratories, Inc.

	Joseph Lechman.  Mr. Lechman has been our secretary since March
1999. He is a principal in the law firm of Gose & Lechman and has been practicing law in Ventura County, California since 1991. Mr. Lechman received his Bachelor of Arts degree in business administration from California State University at Fullerton. He received his Juris Doctorate from Pepperdine University School of Law and obtained a masters of law in taxation from the New York University School of Law. He was admitted to the State Bar of California in 1990.

						PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The Company's Common Stock and warrants began trading on the NASDAQ SmallCap Market under the symbol "PASW" and "PASWW" on July 29, 1999, respectively. The following table sets forth the high and low bid prices as reported on NASDAQ for the periods indicated below.

Year ending December 31,1999

	  Quarter		   	           	High   	   Low

		09/30/99	Common Stock	    10.125	   6.625
		09/30/99	Warrants		        2.063	  	1.875

		12/31/99	Common Stock	     9.875	  	4.625
		12/31/99	Warrants		        2.875	  	1.733


Number of Holders of Common Stock

	At December 31, 1999, there were approximately six stockholders of record of the Company's Common Stock. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is approximately 895.

Dividends

	The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

	Set forth below is a description of all sales of unregistered securities during the fourth quarter of 1999 (sales of unregistered securities during the first three quarters of 1999 were previously reported on the Company's Form SB2).

	In conjunction with a management reorganization, on December
1,1999 the Board of Directors approved the issuance of warrants and options to acquire 1,480,000 shares of the Company's common stock to a team of strategy consultants led by Kaz Hashimoto, formerly CEO of Cygnus Solutions. The warrants and options provide for the purchase of PASW common stock at $5.75 per share (the fair market value at the date of issuance) for a period of five years and are exercisable only if the closing price of the Company's common stock is $10.00 per share or more for 15 consecutive trading days.

Use of Proceeds from Registered Securities

	The Company's registration statement on Form SB2 became effective
July 29, 1999 (file number 333-75137). On July 29, 1999 the Company completed an initial public offering of 950,000 units consisting of 950,000 common shares and 950,000 warrants priced at $5.25 per unit. Each warrant entitles the holder to purchase one share of common stock for $7.50 for a 24 month period subject to the right to redeem warrants at $0.05 per warrant if the closing bid price of the common stock equals or exceeds $8.00 per share for 15 consecutive trading days. The managing underwriter was Spencer Edwards, Inc.

	A total of 1,267,500 units were registered for the Company and 200,000 shares of Common Stock were registered for selling shareholders for aggregate proceeds of $6,754,125 and $1,050,000, respectively. A total of

1,092,500 units were sold for the account of the Company for total aggregate proceeds of $5,735,625. As of December 31, 1999 a total of 111,500 shares of common stock were sold for the account of selling shareholders for total aggregate proceeds of $818,017.

	A total of 1,267,500 shares of common stock were registered for the Company and are included with the aggregate proceeds of the units. A total of 1,092,500 shares of common stock were issued pursuant to the exercise of the units and are included with aggregate proceeds of the units.

	A total of 1,267,500 warrants were registered for the Company and are included with the aggregate proceeds of the units. A total of 1,092,500 warrants were issued pursuant to the exercise of the units and are included with aggregate proceeds of the units. An additional 1,267,500 shares of common stock were registered for issuance upon exercise of the warrants for aggregate proceeds of $9,506,250. As of December 31, 1999 a total of 10,000 shares of common stock issuable upon exercise of warrants were issued for aggregate proceeds of $74,480.

	Actual expenses incurred in connection with the issuance and distribution of the above securities during the period from the effective date through December 31, 1999 were $1,339,282, representing Underwriting discounts and commissions of $573,563, Underwriter expenses of $172,069 and other expenses of $695,825.

	No payments were direct or indirect payments to: i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.

	Net proceeds from the offering were $4,471,343 after expenses and including the proceeds from the underwriter's overallotment of units and the exercise of 10,000 warrants in December 1999.

	From July 29, 1999 (the effective date of the Company's registration statement) through December 31, 1999, the Company has utilized the net proceeds from this offering as follows:

	Web product research and development		$     620,000
	Enhancements of existing products			       	570,000
	Marketing and sales					                    200,000
	Intellectual property protection				         40,000
	Repayment of indebtedness				              	460,000
	Strategic investment					                1,000,000
 Working capital and other general
 corporate purposes	                         106,000
	Un-utilized proceeds					                 1,475,000
                              									$   4,471,000

	The $1,000,000 utilized for strategic investment represents an investment by the Company in FSPNetwork, Inc ("FSPN"). This investment was not anticipated prior to the effective date of the initial public offering and was therefor not identified as an expected use of proceeds.

	No use of proceeds involved direct or indirect payments to: i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company. None of the offering proceeds have been used for the construction of plant, buildings or facilities or other purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses.
The un-utilized portion of the proceeds are presently being invested in highly liquid, short-term investments.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. See "Factors That May Affect Future Results."

Overview

	Following the completion of our initial public offering effective
July 29, 1999, we refined our strategic focus in order to enhance our positioning and flexibility in the rapidly growing market for Internetworking technology and to improve the utilization of our assets and competencies. In conjunction with this strategy, we elected to change our name to PASW, Inc. in the first quarter of 2000, subject to shareholder approval. Key elements of our business strategy involve the segregation of our core technology into separate business units and identifying strategic investment opportunities and/or associations with other operating companies.

	Establishing separate business units for our core technology will facilitate our ability to develop and commercialize the underlying technology and will also allow for either private or public investment, joint ventures or mergers that are beneficial to such development and commercialization. Accordingly, we have transferred the operating assets and technology that represented the historical business of the Company into two wholly owned subsidiaries. The technology and personnel responsible for the Internet and Web related software and software development tools now operate as Pacific Softworks. The technology and personnel responsible for the embedded Web browser and server now operate as PSI Web Technologies, Inc. During 1999 we also established iApplianceNet.com ("iApplianceNet") a development stage company and a wholly-owned subsidiary, to provide Internet-active merchandise and service store displays and the infrastructure that supports them.

	We have also commenced a program of identifying strategic investment opportunities and/or associations with operating companies that are compatible and complementary to our plan of operations. In accordance with this program, the Company made an investment in FSPNetwork, Inc. ("FSPN") in December 1999 and signed a letter of intent to invest in RedFlag, Inc. ("RedFlag") in early 2000. The goal of this strategy is to both increase shareholder value and to create an operating group of companies that have mutually beneficial technology and businesses. Future investments and/or associations, if any, will focus on companies that:

- have a strong Internet/Web presence that are synergistic with our core businesses and that can utilize our Internet and web technology in the implementation of their internet strategies;
- have a strong Internet/Web presence that are synergistic with the businesses of companies in which we have an investment/and or affiliation ("PSI network companies") and that can utilize the technology of the PSI network companies in the implementation of their internet strategies;
- present cross licensing opportunities for our technology;
- are past the start-up phase of operations, have revenues and earnings and are near term candidates for an initial public offering; and
- can benefit from our financial and operational resources in securing both private and public investment capital.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:


                                    								Year ended December 31,

                                       	 							1998	      	1999
Net revenue					                             		100.00%     100.00%
Cost of revenue	                        							  3.59        7.47
Gross profit                           								 96.41       92.53
Selling, general and administrative 		          69.47      120.68
Research and development                        30.55       72.49
Depreciation and amortization                    2.11        3.47
Former officer consulting and
        administrative expense                  11.28       11.47
Total operating expenses                       113.41      208.11
Net loss from operations                       (17.00)    (115.58)
Other income                                        0        5.70
Net loss                                       (17.00)    (109.88)
Foreign currency translation adjustment         (0.34)       0.64
Comprehensive loss                             (17.34)%   (109.24)%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:


                                  							Year ended December 31,

                                    							1998        1999
United States					                          42% 	      47%
United Kingdom and Europe                   40          30
Japan and Asia                              17          22
Other                                        1           1
Total                                      100%        100%

Net Revenue

Net revenue decreased 20% from 1998 to 1999. This decrease was composed of a 27% decrease in sales, offset by a 38% increase in royalties from operations in Japan. Revenue results primarily from fees for licenses of software products, fees for customer support, training, maintenance and engineering services and royalties. The decrease in revenue for 1999 was attributable primarily to increased competition, related discounting on older product categories, delayed introductions of new products and substantially lower revenue from Europe. The FUSION WebPilot Micro BrowserTM was originally anticipated to offset declining revenues from the older product categories commencing in the fourth quarter of 1999. Due to development delays, the FUSION WebPilot Micro BrowserTM did not reach the market until the first quarter of 2000.

The decrease in international sales from 58% to 53% of total sales for 1998 and 1999 is principally due to a decline in European sales as a result. We expect international sales to continue to represent a significant portion of net revenue although the percentage may fluctuate from period to period.

We generally price our foreign licenses in dollars. An increase in the relative value of the dollar against Japanese and European currencies may reduce our revenue in dollar terms or could make our products more expensive. As a result, an increase in the relative value of the dollar against other currencies may cause our products to be less competitive in foreign markets. To pay expenses and for other corporate purposes we maintain a small portion of our funds outside of the United States in local currency. We actively monitor our foreign currency exchange exposure and to date this exposure has not had a material impact on the results of operations. To date, we have not utilized derivative instruments to hedge such exposure.

Cost of Revenue

Cost of revenue includes direct and indirect costs for the production and duplication of manuals and media for software products, as well as those relating to packaging, shipping and delivery of the products to our customers. Cost of revenue also includes license and other direct purchase costs of third-party software that we distribute or integrate into our products. Cost of revenue has increased from 3.59% to 7.47% of total sales for 1998 and 1999 is principally due to certain costs associated with manuals and media charged against the lower revenue. As a result, gross profit margins for products have revenue decreased from 96.41% to 92.53 % of total sales for 1998 and 1999

Selling, General and Administrative Expense

Selling, general and administrative expense increased $770,267 or 40% from $1,936,117 to $2,706,384, or from 69% to 121% of net revenues for 1998 and 1999. Because of a 20% decrease in net revenue, these expenses as a percentage of revenue increased by 51% in 1999. The increase was principally attributable to increases in the sales and marketing staffs which were expanded after receipts of funds from the Company's initial public offering in July 1999 and an increase in administrative costs for expenses associated with the Company becoming a public company.

Research and Development Expense

Research and development expense increased $774,031 or 91% from $851,568 to $1,625,599, or 31% to 72% of net revenues from 1998 to 1999. Because of a 20% decrease in net revenue, research and development expense as a percentage of revenue increased by 42%. The increase in research and development expense in 1999 was principally attributable to continued development of the Company's FastTrack product lines and the FUSION WebPilot Micro Browser (tm) begun in 1998.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $18,978 or 32% from $58,850 to $77,828 from 1998 to 1999. This increase in 1999 was attributable to the acquisition of capital equipment associated with the Company's expanded development and administrative efforts.

Former Officer's Consulting and Administrative Expense

Former officer's consulting and administrative expense decreased from $314,286 for 1998 to $257,143 in 1999. This expense was incurred in connection with our buyout of a former officer's employment agreement in March 1996. At that time, the former officer also entered into a covenant not to compete and into a consulting agreement. Under the consulting agreement, he agreed to make himself available to provide financial consulting to the Company as requested. To date, we have not called upon him to render any significant services. The decrease in expense for 1999 is due to the expiration of these agreements in September 1999.

Provision for Taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation for income tax purposes Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the subchapter S election and became subject to taxation at the corporate level. Our historical financial statements do not reflect any income tax provision or benefit. Had the Company been subject to taxation as a C corporation, it would have received pro forma income tax benefits totaling $177,750 in 1998, based on a combined federal and state tax rate of 37.5%. Income tax expense or benefit in future periods will be recorded at the corporate level.

Liquidity and Capital Resources

At December 31, 1999 the Company had working capital of $2,522,666 and cash and cash equivalents of $1,661,708. Included with working capital is a $1,000,000 note receivable which is expected to be converted into an equity position during 2000. As discussed below, a private placement in February 1999 and our initial public offering in July1999 provided $500,000 and $4,369,169 in cash, respectively, after expenses. We expect that our cash and financing needs in 2000 will continue to be met by cash on hand, cash generated by operations, the possible exercise of warrants, and direct private or public funding of our operating subsidiaries.

	The Company currently has 1,082,500 public warrants outstanding that were issued as a component of the unit in our July 1999 initial public offering. The warrants have an exercise price of $7.50 and are callable under certain circumstances. In March 2000 we met the criteria that will allow us to call the warrants for $0.05 per warrant upon 30 days notice. This call provision has the effect of forcing the exercise of the warrants. We have not announced any plans to call the warrants. In the event these warrants are exercised, additional working capital of $8,118,750 would be available.

In December1999 the Board of Directors approved the issuance of warrants and options to acquire 1,480,000 shares of the Company's common stock to a team of strategy consultants led by Kaz Hashimoto, formerly CEO of Cygnus Solutions. The warrants and options provide for the purchase of PASW common stock at $5.75 per share (the fair market value at the date of issuance) for a period of five years and are exercisable only if the closing price of our common stock is $10.00 per share or more for 15 consecutive trading days. In the event these warrants and options are exercised, additional working capital of $8,510,000 would be available.

	Additional capital is necessary to properly fund the capital needs of iApplianceNet before such time as iApplianceNet can access the public capital markets directly. Accordingly, iApplianceNet is in the process of securing private investment capital. The final amount of capital and the dilution to PASW are not known at this time. The Company may seek direct investment in other operating subsidiaries as deemed necessary to properly fund their development.

If these sources of financing are insufficient or unavailable, or if we experience an increase in operating cash requirements, we would slow the rate at which we bring additional products to market, reducing the related marketing and development activities.

To date, we have satisfied operating cash requirements principally through internally generated funds. Our operating activities have used net cash of ($419,480) and ($2,209,272) for 1998 and 1999. Cash generated by or used in operating activities in each period principally reflected the loss from operations for each period and the related change in working capital components. The principal cause of the increase in the cash used by operations in 1999 was the continued decline in sales of mature products, compounded by increased selling, general and administrative and research and development expenses as a result of a push to introduce a new product: the FUSION WebPilot Micro BrowserTM.. Due to development delays, the FUSION WebPilot Micro BrowserTM did not reach the market until the first quarter of 2000, leaving the 1999 operations with the expense of development and no offsetting revenue.

Our investing activities during 1999 used net cash of $1,236,635, consisting of $236,635 of capital additions and a $1,000,000 loan to in FSPNetwork, Inc. as discussed below.

Our financing activities during 1999 generated net cash of $4,869,169, representing the net proceeds from a private placement in January 1999 and our initial public offering in July1999, as discussed below.

Our investing activities during 1998 used net cash of $71,888 for capital expenditures. Our financing activities during 1998 generated net cash of $94,500. This net cash primarily resulted from our acquisition of the minority interest in our Japanese subsidiary for $5,500, that was offset by $150,000 of short-term borrowings of which $50,000 was repaid during the period.

Short-Term Borrowings

During 1999 we hired additional operating personnel and expanded our pace of operation in anticipation of the proceeds from our initial public offering. As of July 1, 1999 we have fully utilized our $250,000 bank line of credit. In order to meet our ongoing working capital needs we also obtained in July 1999 a commitment for a short-term loan from Spencer Edwards, Inc., our underwriter. The loan commitment provided for advances of up to $200,000 as needed for general corporate purposes and working capital. The loan carried interest at 10% per year from the date of the advance and was payable on the earlier of October 6, 1999 or our receipt of the proceeds from our offering.
A total of $175,000 was advanced under this commitment. The bank line of credit and underwriter loan were paid in full following the completion of our offering.

Private Placement

In February 1999 we sold 100,000 units to one investor at a price of $5.00 per share for total proceeds of $500,000. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the holder to purchase one share of common stock at $6.00 per share. These warrants expire March 1, 2001.

Initial Public Offering

On July 29, 1999 we successfully completed an initial public offering of 950,000 units consisting of 950,000 common shares and 950,000 warrants priced at $5.25 per unit. Net proceeds from the offering were $4,339,125. Each warrant will entitle the holder to purchase one share of common stock at an exercise price of $7.50 for a period of two years commencing from the initial issuance. Under the letter of intent, the underwriter also had the right to purchase up to an additional 142,500 units for the sole purpose of covering over-allotments.
On September 13, 1999 we received $650,869 from the sale of 142,500 units representing the proceeds of the sales of the underwriter's overallotment option. In December 1999, 10,000 warrants were exercised generating proceeds of $75,000.

Strategic Investments - FSPNetwork, Inc.

On October 25, 1999 PASW and FSPNetwork, Inc ("FSPN"), a private firm and a developer of software for the banking industry, signed a Letter of Intent to enter into discussions with the intent of entering a strategic relationship to jointly develop certain Internet applications with financial institutions. The Company indicated that subject to entering into a definitive agreement it would invest up to $1,000,000 in FSPN and under certain conditions up to an additional $2,000,000. On October 25, 1999 PASW loaned FSPN $250,000 through a promissory note bearing interest at the rate of ten (10%) percent per annum and due in ninety days. The loan was for general corporate purposes.

On December 3, 1999 the Company loaned FSPN an additional $750,000 and converted the $250,000 note, evidenced by a $1,000,000 convertible promissory note. The convertible promissory note is unsecured, carries interest at 10% per annum and is due 12 months from issuance unless previously converted into capital stock of FSPN. The convertible note will automatically convert into shares equivalent to no less than 5% of the outstanding capital stock of FSPN concurrent with FSPN's closing of its next equity financing. If converted, the accrued interest on the convertible promissory note will revert to a 6% rate for purposes of calculating the number of shares of FSPN issuable.

Strategic Investments -ApplianceWare, Inc.

On September 3, 1999 the Company entered into a Letter of Intent to acquire a 100% interest in privately-held ApplianceWare, Inc. a California corporation. We have determined that this acquisition is not in the best interests of the Company and have terminated the letter of intent.

Corporate Strategy Consultants

	On December 1, 1999 the Board of Directors approved a management reorganization in order to provide Glenn Russell, CEO and Chairman of the Board, the resources necessary to enhance the Company's positioning in the rapidly growing market for Internetworking Technology and to improve the utilization of its assets and competencies. In conjunction with the management reorganization, the Board of Directors approved and the Company issued warrants to acquire 1,480,000 shares of the Company's common stock to a team of strategy consultants led by Kaz Hashimoto, formerly CEO of Cygnus Solutions. The warrants provide for the purchase of our common stock at $5.75 per share (the fair market value at the date of issuance) for a period of five years and are exercisable only if the closing price of the Company's common stock is $10.00 per share or more for 15 consecutive trading days. As additional consideration to the team of strategy consultants, the company agreed to pay a fee equal to 10% of any profit realized on its investment in FSPN.

Subsequent Events

Strategic Investment - RedFlag, Inc.

In January 2000, the Company signed a letter of intent to acquire up to 45% of RedFlag, Inc.("RedFlag"). RedFlag, a privately held company, designs complex graphical application software that will enable the Company's operating subsidiaries to provide products that include not only the Internet and Web-component software, but the front- and back-end application software.

As part of the agreement, the Company has the right to acquire up to 45 percent of the shares of RedFlag in exchange for shares of PSI Technologies in the next 18 months, based on a pre-determined revenue schedule for RedFlag. The purchase price will range between $100,000 for 10% of RedFlag to $6,400,00 for 45% of RedFlag. The total amount of the purchase price will depend on their level of sales for the next 18 months. The number of shares of PASW will be based on the closing bid price of the stock on the date of the exchange, subject to a floor of $4.00 and a ceiling of $12.00 per share.

	The companies will work together to develop complete end-to-end networking and application software for the in-store display, banking and other key market areas, using low-cost hardware to provide the interactive experience at the point-of-purchase. These complete solutions will be compatible with both Red Hat Linux and Microsoft Windows.

In addition to developing high-traffic portal sites and business-to-business application services and software, RedFlag is now marketing is first software product, "Business Analyst." Business Analyst is a unique product that is available to business users on the Web. The program analyzes all of a company's financial data, then, using red, yellow and green "flags," pinpoints the company's strengths and weaknesses. It then offers solutions to these problems by analyzing financial operations, interactions, obligations, assets and liabilities, and converts all of this data into easy-to-read charts, graphs and reports.

Business Analyst is offered by RedFlag as part of a suite of services through major banking portals, allowing banks to offer its business customers online banking services and advice. RedFlag has a team of professional software engineers with expertise in Internet and Web communications, site architecture and navigation experts, Web designers, programmers, database engineers, and provides an end-to-end portal solution with customized applications.

Factors That May Affect Future Results

	This report, including Management's Discussion and Analysis or Plan of Operation, contains forward looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have reported losses for our last two years and if we do not become profitable our business could be adversely affected.

	We reported losses of $473,760 and $2,464,067 for the years ending December 31, 1998 and 1999. These losses include about $314,000 and $248,000 paid to a former officer for consulting and administrative expenses. We also have an accumulated deficit of $ 2,445,615 as of December 31, 1999. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

Because we expect that our operating results will continue to fluctuate, the results of any period should not be relied upon as an indication of future performance.

	From time to time we have experienced material period-to-period fluctuations in revenue and operating results. We anticipate that these periodic fluctuations in revenue and operating results will occur in the future. We attribute these fluctuations to a variety of business conditions that affect our operating subsidiaries, including:

     - the volume and timing of orders received during the quarter,
     - the timing and acceptance of new products and product
         	enhancements by us and our competitors,
     - unanticipated sales and buyouts of run-time licenses,
     - stages of product life cycles,
     - purchasing patterns of customers and distributors,
     - market acceptance of products sold by our customers, and
     - competitive conditions in our industry.

	As a result of the factors described above we believe that quarterly revenue and operating results are likely to vary significantly in the future and that quarter-to-quarter comparisons of our operating results may not be meaningful. You should therefore not rely on the results of one quarter as an indication of future performance.

Because our operating subsidiaries depend on a small number of large orders, the loss or deferral of orders may have a negative impact on revenue.

	Although none of our operating subsidiaries' customers has accounted for 10% or more of total revenue in any fiscal year, a significant portion of software license revenue in each quarter is derived from a small number of relatively large orders. While we believe that the loss of any particular customer is not likely to have a material adverse effect on our business, our operating results could be materially adversely affected if our operating subsidiaries were unable to complete one or more substantial license sales in any future period.

Any decrease in the market acceptance of our operating subsidiaries
Internet and web products or lack of acceptance of new products would decrease our revenue.

	Our future results depend heavily on continued market acceptance of our operating subsidiaries products in existing and new markets. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for all revenue in the year ended December 31, 1998 and 1999. Although research and development expenditures for 1998 and 1999 have resulted in several new products we cannot give any assurances that these products will be accepted in the marketplace.

The pricing strategy for new web products is based on flexible up-front fees with ongoing royalties and may not result in increased revenue.

	Historically our operating subsidiaries have charged a one-time fee for a source code license and have occasionally also charged royalties for each copy of our software embedded in a customers' products. The strategy for new products is to seek flexible up-front fees with ongoing royalties measured against a customers' units of production or run times. Our operating subsidiaries may be unsuccessful in implementing this change to product pricing. Any increase in the portion of revenue attributable to royalties will depend on our successful negotiation of royalty agreements and on the successful commercialization by customers of their underlying products.

Because our operating subsidiaries lack the name recognition, customer base and resources of other companies in the Internet software market, they may be unable to compete successfully which would reduce our revenue.

	The markets for the products of our operating subsidiaries are intensely competitive and are likely to become even more competitive. Increased competition could result in:

     - pricing pressures, resulting in reduced margins,
     - decreased volume, resulting in reduced revenue, or
     - the failure of products to achieve or maintain market acceptance.

	Any of these occurrences could have a material adverse effect on our business, financial condition and operating results. Each of our operating subsidiaries' products faces intense competition from multiple competing vendors. Principal competitors include Wind River Systems, Inc., Integrated Systems, Inc., Mentor Graphics, Inc., Microware Systems Corporation and Microsoft Corporation. Many current and potential competitors have:

     - longer operating histories,
     - greater name recognition,
     - access to larger customer bases, or
     - substantially greater resources.

	As a result, principal competitors may respond more quickly to new or changing opportunities and technologies. For all of the reasons stated above, our operating subsidiaries may be unable to compete successfully against our current and future competitors.

If Pacific Softworks is unable to raise market awareness of the FUSION brand, we may experience declining operating results.

	If Pacific Softworks fail to promote its brand successfully or if they incur significant expenses promoting and maintaining their FUSION brand names, we may experience a material adverse effect on our business, financial condition and operating results. Due in part to the still emerging nature of the market for Internet and embedded software products and the substantial resources available to many competitors, Pacific Softworks may have a time limited opportunity to achieve and maintain market share.

	We believe that developing and maintaining awareness of the FUSION brand names will be critical to achieving widespread acceptance of Pacific Softworks' products. We believe that brand recognition will become increasingly important as competition increases. Successfully promoting and positioning Pacific Softworks' brand will depend largely on the effectiveness of marketing efforts and the ability to develop reliable and useful products at competitive prices. As a result, Pacific Softworks may need to expand its financial commitment to creating and maintaining brand awareness among potential customers.

We may incur substantial costs in connection with intellectual property infringement claims that others may bring against us which could adversely affect our profitability.

	In addition to technology developed internally, we and our operating subsidiaries use code libraries developed and maintained by third parties and have acquired or licensed technologies from other companies. Internally developed technology, code libraries, or the technology acquired or licensed may infringe on the intellectual property rights of others. These persons may bring claims against us or our operating subsidiaries alleging infringement of their intellectual property rights. If we infringe or others bring claims against us alleging infringement, our business, financial condition and operating results could be materially and adversely affected.

	We may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of the intellectual property of others. These claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights. Litigation, regardless of its success, would likely be time-consuming and expensive to prosecute or defend and would divert management attention from our business. Any potential intellectual property litigation could also force us or our operating subsidiaries to do one or more of the following:
     - cease selling, incorporating, or using products or services that incorporate the challenged intellectual property,
     - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all, and
     - redesign those products or services that incorporate the infringed intellectual property.

Any of these events could have a material adverse effect on our business, financial condition and operating results.

Because our ownership is concentrated, our officers and directors will be able to control all matters requiring stockholder approval including delaying or preventing a change in our corporate control or taking other actions of which individual shareholders may disapprove.

	Our officers and directors beneficially own approximately 73% of the outstanding common stock. Our officers and directors will be able to exercise control over all matters requiring stockholder approval and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, our officers and directors could approve or cause the Company to take actions of which you disapprove or that are contrary to your interests. This ability to exercise control over all matters requiring stockholder approval could prevent or significantly delay another company from acquiring or merging with us at prices and terms that you might find to be attractive.

Issuance of our authorized preferred stock could discourage a change in control, could reduce the market price of our common stock and could result in the holders of preferred stock being granted voting rights that are superior to those of the holders of common stock.

	The Company is authorized to issue preferred stock without obtaining the consent or approval of stockholders. The issuance of preferred stock could have the effect of delaying, deferring, or preventing a change in control. Management also has the right to grant superior voting rights to the holders of preferred stock. Any issuance of preferred stock could materially and adversely affect the market price of the common stock and the voting rights of the holders of commonstock. The issuance of preferred stock may also result in the loss of the voting control of holders of common stock to the holders of preferred stock.

You may experience dilution if we are compelled to litigate or arbitrate claims that have been asserted by Golenberg & Co. for the right to purchase 10% of the Company.

	In April 1999 we were notified that a merchant banker, Golenberg & Co., has asserted rights under a June 1998 letter agreement to purchase 10% of our then outstanding common stock for $400,000. In June 1999 counsel for Golenberg & Co. reiterated this demand and advised us that these claims were being evaluated for possible legal action. Investors could be significantly diluted if Golenberg & Co. successfully brings a lawsuit against us.


Trading in our common stock and warrants may be limited and could negatively affect the ability to sell your securities.

	A public market for our common stock and our warrants has only existed since July 29, 1999, the date of our initial public offering. We do not know how liquid the market for our stock and warrants will remain and if the market becomes illiquid, it may negatively affect your ability to resell your securities.

ITEM 7.	FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Index to Financial Statements					                        	F-1
Pacific Softworks, Inc. Financial Statements as of and
for the year ended December 31, 1999 and 1998	           	F-3 through  F-23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

	The information required by Item 9 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.

ITEM 10.	EXECUTIVE COMPENSATION

	The information required by Item 10 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.

ITEM  11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


	The information required by Item 11 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by Item 12 is contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference thereto.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit No.                                    Description
	Page
3.1	  Articles of Incorporation of the Registrant, as amended to date (1)
3.2	  Bylaws of the Registrant (1)
4.2	  Specimen Warrant (1)
4.3	  Form of Warrant Agreement (1)
4.4	  Specimen Common Stock Certificate (1)
4.5	  Form of Lock Up Agreement (1)
4.6	  Form of Underwriter's Option for Purchase of Units (1)
10.1	 Form of Indemnification Agreements (1)
10.2	 1998 Equity Incentive Program (1)
10.3	 Security and Loan Agreement, dated September 15, 1998 between 	Bank of
	     America National Trust and Savings Association and 	Pacific Softworks (1)
10.4	 Form of Invention Assignment and Proprietary Information 	Agreement (1)
10.5	 Sublease, dated April 7, 1998 between SHR Perceptual Management
	     and Pacific Softworks for the premises at 703 Rancho Conejo 	Blvd.,
     	Newbury Park, California (1)
10.6	Consulting Agreement dated March 8, 1996 between Kenneth 	Woodgrift and
    	Pacific Softworks (1)
10.7	Letter from Golenberg & Co, merchant bankers, to Glenn Russell
	    dated June 18, 1998 and Letter from Pacific Softworks to Glenn
	    Golenberg dated January 27, 1999 (1)
10.8	Letter of intent regarding investment in FSPNetwork
	    dated October 25, 1999 (2).
10.9 Convertible 10% promissory note due form FSPNetwork dated
     October 25, 1999*
10.10 Letter of intent regarding investment in RedFlag, Inc. dated
      January 13, 2000*
21.1	Subsidiaries of the Registrant*
24.1	Power of Attorney  (1)
27.1	Financial Data Schedule*

(1) As filed on Form SB2 effective July 29, 1999.
(2) As filed on Form 10-QSB on November 12, 1999.
* Filed herewith

(b)	Reports on Form 8-K

Filed December 15, 1999 regarding an investment in Financial Services Provider Network, Inc. ("FSPN").

				SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              				Pacific Softworks, Inc.
                             				(Registrant)

Date: March 28, 2000	            By:	William E. Sliney
                               						President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature		 	          Title						                                 Date

	                    			President and Chief Financial
William E. Sliney       Officer 		   			                         03/28/00


Glenn P. Russell        Chairman of the Board	   		              03/28/00


Wayne T. Grau           Director      	   			                    03/28/00


Ruben Sandler, Ph.D	    Director      	   			                    03/28/00

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

PACIFIC SOFTWORKS, INC. AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1999


Pacific Softworks, Inc. and Subsidiary as of and for the years ended December 31, 1999 and 1998:


                                            								 				  Page
		Independent Auditors' Report						                       F-3

		Consolidated Balance Sheet				                           F-4

		Consolidated Statements of Operations 				               F-5

		Consolidated Statements of Comprehensive Income (Loss)  	F-6

		Consolidated Statements of Stockholders' Equity			       F-7

		Consolidated Statements of Cash Flows    				            F-8/9

		Notes To Consolidated Financial Statements			            F-10

INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                    					MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                    					Certified Public Accountants

Los Angeles, California
February 2, 2000

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         						            		                                 December 31,

			ASSETS	  	                                         					1999  	     1998
CURRENT ASSETS
	Cash and cash equivalents			                          		$ 1,661,708		$224,031
	Accounts receivable, net of allowance for doubtful
	  accounts of $72,986 and $86,400				                       175,751	 	268,902
	Related party receivable					                                    	- 		 43,000
	Note receivable							                                    1,000,000	       	-
	Prepaid expenses and other current assets	      	            75,753    15,523
		Total current assets	   				                             2,913,212	  551,456

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization of $426,589 and $348,761	    241,003	   82,196

OTHER ASSETS	        						                                   13,193     9,674

		TOTAL ASSETS					                                      $ 3,167,408	$ 643,326

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
	Accounts payable and accrued expenses		                 $   390,546 $ 180,469
	Related party payable							                                      -     3,705
	Accrued taxes payable							                                      -    21,705
	Customer deposits	                  				                          -	   23,100
		Total current liabilities	      		                         390,546	  328,979

DEFERRED REVENUE	      						                                149,872   106,874

COMMITMENTS AND CONTINGENCIES							                               -         -

STOCKHOLDERS' EQUITY
	Preferred stock, $.01 par value; 10,000,000 shares
	  authorized, no shares issued and outstanding			                 -         -
	Common stock, $.001 par value; 50,000,000 shares
	  authorized; 4,402,500 and 3,200,000 shares
	  issued and outstanding						                                4,403	    3,200
	Additional paid-in capital					                           5,042,624	  174,658
	Retained earnings (deficit)					                         (2,445,615)   18,452
	Cumulative adjustment for foreign currency translation	      25,578     1,163
						 				    2,626,990     207,473
		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	            $ 3,167,408 $ 643,326


The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                         									For the Years Ended
								   	                                         December 31,
                                       						     		1999       	 1998
REVENUE
	Sales						                                   	$ 1,817,654		$ 2,479,589
	Royalties and other	      		                       424,890	     307,808
		Total						                                     2,242,544	   2,787,397

COST OF REVENUE
	Purchases and royalty fees	      	                 167,486	     100,336

GROSS PROFIT	   					                             2,075,058	   2,687,061

OPERATING EXPENSES
	Selling, general and administrative		            2,706,384    1,936,117
	Research and development			                      1,625,599	     851,568
	Depreciation and amortization	        	             77,828	      58,850
	Former officer's consulting and
        administrative expenses              			    257,143	      314,286
		Total operating expenses	   	                   4,666,954	    3,160,821

LOSS FROM OPERATIONS					                        (2,591,896)     (473,760)

OTHER INCOME (EXPENSES)
	Interest income					                                14,389	            -
	Other income					                                  119,941	            -
	Interest expense	 				                              (6,501)            -
		Total other income (expense)	     	               127,829             -

LOSS BEFORE INCOME TAXES				                     (2,464,067)     (473,760)

INCOME TAX EXPENSE	                  		                   -             -

NET LOSS							                                 $(2,464,067)    $(473,760)

LOSS PER SHARE - Basic and Diluted			                $(0.62)	      $(0.14)

WEIGHTED AVERAGE COMMON SHARES
Basic and diluted	 					                          3,946,392	    3,340,000




The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                        									For the Years Ended
                            		   						            December 31,
                                 								     1999       	     1998
COMPREHENSIVE INCOME (LOSS)
	Net loss					                           	$(2,464,067)	$(   473,760)
	Foreign currency translation adjustment	      14,415	 		    (9,399)
COMPREHENSIVE LOSS					                   $(2,449,652)	$(   483,159)





The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             										Cumulative
                                                             										Foreign
                                                   								Additional 	Currency  	 Total
          		                   Common Stock    	Paid-in   	Retained   	Translation	Stockholders'
		                           Shares     Amount  Capital    Earnings  	 Adjustment	 Equity
Balance of January 1, 1998	3,200,000	 $ 3,200	 $ 174,658   $ 492,212  $  20,562     $ 690,632

Foreign currency
translation  adjustment		          -       -           -           -     (9,399)	      (9,399)

Net loss	                          -       -           - 	 ( 473,760)	        -	     (473,760)

Balance at
  December 31, 1998 	      3,200,000	   3,200   174,658       18,452	    11,163	      207,473

Private placement of
 common  stock		             100,000	     100   499,900           -	         -  	     500,000

Initial public
 offering, net               950,000	     950	3,642,350	          -          -  	   3,643,300

Sale of over
 allotment, net	             142,500	     143	  650,726	          -	         -	       650,869

Exercise of warrants	         10,000	      10    74,990           -          -	        75,000

Foreign currency translation
 adjustment	                       -	       -        	-	          -	     14,415	        14,415

Net loss	                          -	       -         -    (2,464,067)	       -	   (2,464,067)

Balance at
 December 31, 1999	       4,402,500	  $ 4,403 $ 5,042,624	$(2,445,615)	$ 25,578	  $ 2,626,990




The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           										For the Years Ended
                               								                 December 31,
                                    					     					1999       	     1998
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss						                              	$(2,464,067)	   $  (473,760)
	Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
		Depreciation and amortization			                	77,828		        58,850
		Bad debt (recovery)				                         (13,414)		       50,000
	(Increase) decrease in assets:
		Accounts receivable					                        106,565		        18,788
		Related party receivable				                     43,000        	(43,000)
		Other receivables						                              	-		         2,125
		Prepaid expenses and other current assets	      (60,230)	        20,589
		Deposits and trademark				                       (3,519)	        (8,486)
	Increase (decrease) in liabilities:
		Accounts payable and accrued expenses		         210,077         (38,558)
		Related party payable				                      (103,705)		        3,705
		Accrued taxes payable				                       (21,705)		        1,104
		Customer deposits					                          (23,100)	       	23,100
		Deferred revenue	       				                     42,998        	(33,937)
Net cash used in operating activities	 		      (2,209,272)	      (419,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Acquisition of fixed assets	 			                (236,635)	     ( 71,888)
	Acquisition of note receivable	 		            (1,000,000)	            -
Net cash used in investing activities	 		      (1,236,635)      ( 71,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from private placement			             	500,000			            -
	Proceeds from initial public offering		       3,643,300			            -
	Proceeds from over allotment					               650,869			            -
	Exercise of warrants						                       75,000			            -
	Acquisition of stock in subsidiary					               -	         (5,500)
	Proceeds of borrowings	 					                   459,295		       150,000
	Repayment of borrowings	 				                  (459,295)	      ( 50,000)
Net cash provided by financing activities	     4,869,169	         94,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	      	   14,415         ( 4,053)

NET INCREASE (DECREASE) IN CASH				            1,437,677	      ( 400,921)

CASH AND CASH EQUIVALENTS - BEGINNING	         		224,031	        624,952

CASH AND CASH EQUIVALENTS - ENDING			     	  $ 1,661,708	  $     224,031


The accompanying notes are an integral part of these financial statements.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL CASH FLOW INFORMATION:
	Cash paid during the year for -
		Interest paid		                   $ 6,501       $   482
		Income taxes paid		               $     -      	$     -


CASH FLOW STATEMENT

SCHEDULE OF NON-CASH ACTIVITIES:

During 1999, the Company issued warrants to purchase the following:

a) 80,000 units valued at $107,481 for services rendered by various consultants, attorneys and others in connection with its IPO;

b) 1,180,000 units valued at $1,736,323 for services rendered by various consultants in connection with its restructuring;

c) 7,654 units valued at $14,147 to an executive search firm.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 1 -		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a) Nature of Operations
Pacific Softworks, Inc., incorporated in California in November 1992, develops and licenses Internet and Web related software and software development tools. Its products enable Internet and Web based communications, based on a set of rules known as protocols, and are embedded into systems and "information appliances" developed or manufactured by others. Information appliances are Internet connected versions of everyday products such as telephones, televisions, fax machines and other digitally based devices. The Company's operations are conducted principally from its offices in Southern California, and it maintains sales offices in England and Japan.

	b)	Basis of Consolidation
The consolidated financial statements include the accounts of Pacific Softworks, Inc. ("PSI") and its wholly owned subsidiaries:

(1) Network Research Corp. Japan, Ltd. ("NRC");
(2) iApplianceNet.com ("iAppliance"), a California Corporation;
(3) Pacific Acquisition Corporation ("PAC"), a California Corporation; and
(4) Pacific Softworks Europe Limited ("Europe"), a United Kingdom
Corporation

All references herein to PSI or the "Company" include the consolidated results of PSI and its subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

In January of 1998, PSI purchased the remaining 21% of NRC stock held by a third party, to increase its holdings to 100%. The purchase price was $5,000. The acquisition has been accounted for as a purchase. All of NRC's operations and assets are located in Japan.

iAppliance is a wholly owned subsidiary of PSI and was incorporated in California in August 1999. The Company was inactive during the period ended December 31, 1999 and began operations in January 2000.

PAC and Europe were formed in 1999. Both companies were inactive during the period ended December 31, 1999.

	c)	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	d)	Revenue Recognition
The Company is a developer and licensor of software and generates revenue primarily from the one-time sales of licensed software. Generally, revenue is recognized upon shipment of the licensed software. For multiple element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to each function is recognized ratably over the term of the arrangement.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

	f)	Concentration of Credit Risk
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

	g)	Accounts Receivable
For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

	h)	Property and Equipment
Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated lived used in determining depreciation are five to seven years for furniture, fixtures and computer equipment. Purchased computer software costs are amortized over five years.

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

	i)	Research and Development
Costs incurred in research and development activities are charged to operations as incurred. All research and development activities are incurred in connection with the development of computer software products.

F-11

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	j)	Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts receivable, note receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, note receivable, accounts payable and short-term debt approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 1999 and 1998.

	k)	Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

	l)	Income Taxes
Until February 14, 1999, the Company was a subchapter S corporation.
Income was passed through to the stockholders who paid personally their share of the applicable taxes. Therefore, no provision for income taxes was made at December 31, 1998 and in 1999 through February 1999.

Subsequent to the termination of the Company's S Corporation election, provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ("SFAS") No.
109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

	m)	Offering Costs
Offering costs consists primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

	n)	Advertising Costs
Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	o)	Translation of Foreign Currency
The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in determining net income.

	p)	Stock Based Compensation
The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion
("APB") No. 25. See Note 8 for proforma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by SFAS No. 123.

q) Earnings Per Share
SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

The shares used in the computation of earnings per share were as follows:

                          						           December 31,
                           						    	  1999     	    1998
Basic                         	 					3,946,392	    3,340,000
Diluted						                        3,946,392	    3,340,000
Loss per share - Basic and Diluted	$    ( 0.62)	    $(  0.14)

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999



NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	r) Impact of Year 2000 Issue
During the year ended December 31, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999.
The Company completed Year 2000 systems modifications and conversions in 1999. Costs associated with becoming Year 2000 compliant were not material. At this time, the Company cannot determine the impact the Year
2000 will have on its key customer or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

	s) Recent Accounting Pronouncements
In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131 is based on the selected segment information and requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. This statement is effective for the Company's 1998 fiscal year.

SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 1999 or 1998.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on the Company's financial condition or operating results.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999



NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	s)	Recent Accounting Pronouncements (Continued)
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations.

Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

NOTE 2 -NOTE RECEIVABLE

On December 3, 1999, the Company acquired for cash a $1,000,000 promissory note bearing interest at 10% from Financial Services Provider Network, Inc. ("FSPN"). The note is convertible into FSPN's capital stock at the time of FSPN's next equity based round of venture financing ("Subsequent Equity").
The principal amount and the portion of interest accrued for the actual number of days elapsed at a rate of 6% shall automatically convert into Subsequent Equity during the period from December 3, 1999 to December 2, 2000 upon FSPN's sale and issuance of Subsequent Equity, for an aggregate purchase price of at least $1,000,000, at one or more closings, at the same price per share at which such shares of Subsequent Equity are sold to other participants at such closings; provided, however, if the "Pre-Money Valuation" (PMV - as defined below) of FSPN in the sale and issuance of shares of Subsequent Equity shall be greater than $20,000,000, then the debt shall automatically convert into Subsequent Equity at the price per share at which the PMV would be equal to $20,000,000. For purposes of this note, PMV shall mean the product obtained by multiplying: (x) the price per share (on an as-if-converted basis into common stock basis) of the Subsequent Equity, by (y) the aggregate number of shares (on an as-if-converted into or exercised for common stock basis) of all the issued and outstanding capital stock of FSPN and options, warrants or other rights to purchase capital stock of FSPN (including only those options, warrants or other rights issued and outstanding as of immediately prior to the closing and excluding those securities into which this note shall convert) immediately prior to the closing. Upon such conversion, this note shall be canceled and accrued interest in excess of 6% for the number of days elapsed shall be forfeited. If the note is not converted, principal and accrued interest at 10% are due and payable on December 2, 2000.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                          		                 					   	December 31,
                             							          	1999     	      1998
Furniture, fixtures and equipment  		    	$   388,879	   $    216,421
Computer software	     				    	              278,713	        214,536
							                                       667,592	        430,957
Less:  accumulated depreciation and
  amortization                            (  426,589)	     (  348,761)
Fixed assets - net				                  	$   241,003	     $    82,196

Depreciation and amortization expense
  recorded in the statement of
  operations				                         $    77,828	     $     30,243
Unamortized computer software costs		    $         -      $          -
Amortization of computer software costs	 $         -      $     28,607

NOTE 4 -	NOTE PAYABLE

The Company had a note payable from its underwriter for $200,000, dated July 6, 1999, bearing interest at 10% per annum and due at the earlier of October 6, 1999 or upon the Company's receipt of funds from its IPO. The loan was repaid in 1999.

NOTE 5 -	DEFERRED REVENUE

The Company provides technical support for its products, usually over a twelve-month term. Revenue is recognized as earned on a straight-line basis.

NOTE 6 -	COMMITMENTS AND CONTINGENCIES
The Company occupies two facilities under terms of operating leases expiring September 15, 2000 and August 31, 2002, respectively. Rent expense included in the statement of operations totaled $137,643 and $106,592 in 1999 and 1998, respectively. The Company leases an auto under the term of an operating lease, expiring August 31, 2002. Auto lease expense included in the statements of operations totaled $19,278 and $15,513 in 1999 and 1998, respectively.

Future minimum lease payments are as follows:

	2000	$  	125,729
	2001   		 40,866
	2002      20,374

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 7 -  CAPITAL STOCK

a) The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.01. Preferred shares may be issued from time to time in one or more series. The number of shares in each series and the designation of each series to be issued shall be determined from time to time by the board of directors of the Company.

b) On January 30, 1998, the Company approved an increase in the number of shares of common stock it is authorized to issue from 1,000,000 shares to 50,000,000 shares and the restated articles of incorporation were filed on June 5, 1998. In June of 1998, the Company effected a stock split and subsequently effected a reverse stock split. The net result of these two stock transactions was an effective 6.27205 shares for one stock split, increasing the outstanding shares from 510,200 to 3,200,000.

All references in the accompanying financial statements to the number of shares of common stock and per-share amounts for 1999 and 1998 have been restated to reflect the effective stock split.

c) In February 1999 the Company sold 100,000 units to a single accredited investor at a price of $5.00 per unit for total proceeds of $500,000. Each unit consisted of one share of common stock and one common stock purchase warrant, entitling the holder thereof to purchase one share of common stock for two years at an exercise price of $6.00 per share.

d) In July 1999 the Company through its underwriter, sold 950,000 units and an overallotment of 142,500 units at $5.25 per unit. The proceeds were as follows:

					                                  	950,000 Units	     142,500 Units
950,000 at $5.25 per share	              $ 4,987,500	      $           -
142,500 at $5.25 per share	                        -	            748,125
Underwriter's discount and expenses	     (   613,375)      	 (    97,256)
Other offering costs	                    (   730,825)	                 -
Net proceeds				                         $ 3,643,300	      $     650,869

Each unit consists of one share of common stock and one common stock purchase warrant, entitling the holder thereof to purchase one share of common stock for two years at an exercise price of $7.50 per share.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999



NOTE 8 - STOCK PLAN

On April 17, 1998, the Company adopted the 1998 Equity Incentive Program
(the "Plan").  The Plan provides for the granting of the following Stock Awards:
(i) Incentive Stock Options, (ii) Non-Statutory Stock Options, (iii) Stock Appreciation Rights, (iv) Stock Bonuses, and (v) Rights to acquire Restricted Stock. Persons eligible to receive Stock Awards are the employees, directors and consultants of the Company and its Affiliates, as defined. Incentive Stock Options may be granted only to employees. Stock awards other than Incentive Stock Options may be granted to all eligible persons.

The maximum term of any options granted is ten years. Vesting requirements may vary, and will be determined by the board of directors.

The number of shares reserved for issuance under the Plan is 440,200 shares.

NOTE 9 - STOCK OPTIONS

a) In 1998, the Company granted certain non-statutory options to purchase shares of common stock to two employees. Each option is for 70,000 shares at an exercise price of $1.25 per share. The options vest on January 1, 1999 and expire December 31, 2003.

b) In 1999, the company granted certain non-statutory options to purchase shares of common stock to three directors. Each option is for 15,000 shares at an exercise price of $5.00 per share, vest immediately, and expire in 2003.

c) On May 1, 1999, the Company granted stock options to certain employees, covering 283,000 shares. The options are exercisable for five years at a price of $5.00 per share for 253,000 shares and $5.50 per share for 30,000 shares. The options vest at a rate of 2% of the shares covered per month up to 36 months, at which time they will be fully vested.

d)On December 1, 1999, the president and chief financial officer of the Company was granted options to purchase 300,000 shares of common stock of the Company at an exercise price of $5.75 per share. These options expire on November 30, 2004.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 9 - STOCK OPTIONS (continued)
Plan and non-plan stock option activity is summarized as follows:
                                  							             December 31,
                                   							        1999            1998
Outstanding at beginning of period	             		140,000	            -
Options granted at an exercise price of
 $1.25 per share		            			                       -     		140,000
Options granted at an exercise price of
 $5.00 per share						                            298,000		          	-
Options granted at an exercise price of
 $5.50 per share						                             30,000		          	-
Options granted at an exercise price of
 $5.75 per share		  				                          300,000	            -
Outstanding at end of period	  		                	768,000	     	140,000
Exercisable at end of period	  			                213,300	            -
Weighted average exercise price of
 options outstanding				                     $       4.63	 $       1.25
Weighted average remaining contractual
  life of options outstanding			                47 months	     60 months

The Company accounts for its stock option transactions under the provisions of APB No. 25. The following proforma information is based on estimating the fair value of grants based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation." The fair value of each option granted during the period ended December 31, 1999 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.5%, life of options of 2-5 years, volatility of 0% (except for the options described in item (d) above for which the volatility is 44%) and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the period ending December 31, 1999 was $2.05.

The Company's proforma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                         					Year Ended   	Year Ended
                                         					December 31,	December 31,
                                      	      	   1999         1998
Net Loss		                                		$(2,559,096)	$(   513,360)
Net Loss Per Share                        		$(     0.65)	$(      0.15)

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999



NOTE 10 - WARRANTS

a) Warrants to purchase 80,000 units have been issued to certain professionals who have rendered legal services, temporary accounting and administrative services to the Company in connection with its IPO. Each of these units consists of one share of the Company's common stock exercisable at any time over a period of 60 months commencing July 29, 1999 at a price of $5.25 per unit, and a common stock purchase warrant exercisable at a price of $7.50 per share until 24 months after such common stock purchase warrants are registered. These units are identical to the units sold in the IPO.

b)Upon completion of the IPO, the Company issued warrants to purchase 95,000 units to its underwriter. Each unit consists of one share of the Company's common stock exercisable at $6.30 per unit for a period of four years, and a common stock purchase warrant exercisable at a price of $7.50 per share until 24 months after such common stock purchase warrants are registered. $0 value has been assigned to these warrants.

c)In August 1999, in connection with its IPO, the Company issued 200,000 common stock purchase warrants to an outside consultant that are exercisable at a price of $5.75 per share, expiring in August 2001.

d)Warrants to purchase 1,180,000 shares have been issued to certain professionals who have rendered consulting services, in connection with its restructuring. Each of these warrants may be exercised at $5.75 per unit until November 2004.

e) Warrants to purchase 7,674 shares have been issued to an executive search firm. The warrants may be exercised at $5.75 per unit until November 2004. In accordance with SFAS No. 123, the Company has valued these warrants at the fair value of the warrants using the Black-Scholes pricing model.

In accordance with SFAS No. 123, the Company has valued the warrants, issued under a), c), and d) above, at the fair value of the warrants using the Black-Scholes pricing model; accordingly, as of December 31, 1999, the Company recognized $107,481, $1,750,470, and $0 as offering costs, respectively, which have been offset against additional paid-in capital.

The fair value of each warrant granted during the period ended December 31, 1999 has been estimated as of the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate, ranging from 5.5%
- 6%, life of warrants ranging from 24 to 60 months, volatility of 0% and expected dividend yield of 0%.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 11 -	RELATED PARTY TRANSACTIONS

a) As of December 31, 1998, the Company had advanced funds to its principal stockholder in the amount of $43,000. The advances did not bear any interest and were payable upon demand. The funds were repaid in 1999.

b) As of December 31, 1998, the Company had received advances from a company controlled by the spouse of the principal stockholder of PSI. The advances totaled $103,705. The advances did not bear any interest and were repayable upon demand. This liability was satisfied in 1999.

c) In 1998, the company mentioned in item (b) above occupied space in premises leased by PSI. The Company believes that the terms of occupancy are no less favorable than those that could be obtained from unaffiliated third parties. This party relocated during 1999.

d) During 1998 and 1999, the principal stockholder of the Company personally guaranteed advances made to the Company pursuant to a line of credit provided by Bank of America. Total availability under the line was $250,000. No advances were outstanding as of December 31, 1998. The account was closed in 1999.

NOTE 12 -	SEGMENT INFORMATION

The Company's assets are located principally in the United States.

Product sales are to the following geographic areas:

							                          1999  	  1998
	United States and the Americas	   48%	   43%
	Europe					                       30%	   40%
	Asia and Australia	               22%	   17%

NOTE 13 -	INCOME TAXES AND S CORPORATION STOCKHOLDER DISTRIBUTIONS

a) DistributionsThe Company has paid no distributions to its stockholders.

b) Tax Provision As a result of the Company's tax status as an S Corporation, operating results as presented in the accompanying consolidated financial statements do not include a provision for income taxes for the year ended December 31, 1998 and in 1999 through February 14th.

As a result of the sale of common stock described in Note 7(c), the Company's S Corporation election was terminated as of February 14, 1999.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999



NOTE 13 -	INCOME TAXES AND S CORPORATION STOCKHOLDER DISTRIBUTIONS (continued)

c) Proforma Income Taxes
Proforma income taxes (benefit), assuming that the Company had not been an S Corporation in the period presented, are as follows:
     			     1998
Federal		$(   93,510)
State	 		 (   30,674)
			      $( 124,184)

d) The components of the provision for income taxes are as follows:

                     						 		December 31,
								                          1999
Current Tax Expense
  U.S. Federal						$               -
  State and Local	               			-
	Total Current	                		  	-

Deferred Tax Expense
  U.S. Federal						$               -
  State and Local	                		_
	Total Deferred	                   	-

Total Tax Provision from
  Continuing Operations	$           -

e)The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:
               							                    December 31,
							                                      1999

Federal Income Tax Rate					             (   34.0)%
Deferred Tax Charge (Credit)					               -
Effect of Valuation Allowance					           34.0%
State Income Tax, Net of Federal Benefit	       -
Effective Income Tax Rate	        			         0.0%

At December 31, 1999, the Company had a net carryforward loss of approximately $2,464,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

PACIFIC SOFTWORKS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 13 -	INCOME TAXES AND S CORPORATION STOCKHOLDER
		DISTRIBUTIONS (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                             							      December 31,
                                              							          1999
Non-Current Deferred Tax Assets (Liabilities):
	Loss Carryforwards				                                  $   838,000
	Less:  Valuation Allowance	                               ( 838,000)
Net Deferred Tax Assets (Liabilities)	                   $         -

The net operating loss carryforward expires in 2019.

NOTE 14 -	EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future that were note included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:
         	  						   December 31,
            				        1999
Warrants				  		    $ 2,920,174
Options	         					  768,000
   Total Shares		   $ 3,688,174

NOTE 15 - ADVERTISING COSTS

Advertising costs incurred and recorded as expense in the statement of operations were $243,059 and $213,670 for the years ended December 31, 1999 and 1998, respectively.

NOTE 16 -  INTEREST COSTS

Interest costs incurred were $6,501 and $6,004 in 1999 and 1998, respectively, all of which were charged to operations.

NOTE 17 -	SUBSEQUENT EVENT

Company Name
The Company intends to change the name of the parent company Pacific Softworks, Inc. to PASW, Inc. and the name of Pacific Acquisition
Corporation to Pacific Softworks, Inc.