Form 10QSB
period 2000-03-31
PACIFIC SOFTWORKS INC
filed 2000-05-11
CIK 1082324

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549

                    FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE
            SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

               Yes  _ X__     No____

There were 4,500,900 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 9, 2000.

                PACIFIC SOFTWORKS, INC.

                         INDEX

                                                 Page No.
            PART I - FINANCIAL INFORMATION

Item l.   Financial Statements (Unaudited):

      Balance Sheets at March 31, 2000 and
      December 31, 1999                               3

      Statements of Operations for the three
      months ended March 31, 2000 and 1999            5

      Statements of Cash Flows for the three
      months ended March 31, 2000 and 1999            7

      Notes to Condensed Financial Statements         9

Item 2.   Management's Discussion and Analysis or
     Plan of Operations                              11

              PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                          17

Item 2.   Changes in Securities and Use of Proceeds  17

Item 3.   Defaults Upon Senior Securities            17

Item 4.   Submission of Matters to a Vote of
            Security Holders                         17

Item 5.   Other Information                          17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K           18

          Signatures                                 19


Exhibits


     Exhibit 11                                      20
     Exhibit 27                                      21

                        PART I

ITEM 1. FINANCIAL STATEMENTS

                PACIFIC SOFTWORKS, INC.
              CONSOLIDATED BALANCE SHEETS

                           (Unaudited)

                                            March 31,      December 31,
                                              2000            1999
               ASSETS
Current assets
Cash and cash equivalents                   $1,113,021     $1,661,708
Accounts receivable, net of allowance
     of $72,986 and $72,986                    460,837        175,751
Note Receivable                              1,000,000      1,000,000
Prepaid expenses and other current assets       34,330         75,753
 Total current assets                        2,608,188      2,913,212

Property and equipment less accumulated
 depreciation and amortization of
 $456,085 and $426,589                         319,133        241,003

Other assets                                    19,734         13,193

TOTAL ASSETS                                $2,947,055     $3,167,408

See accompanying notes to condensed financial statements.

                PACIFIC SOFTWORKS, INC.
              CONSOLIDATED BALANCE SHEETS

                    (Unaudited)
                                                March 31,        December 31,
                                                  2000              1999

    LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities
 Accounts payable and accrued expenses       $   566,113        $  390,546

                                                ________          ________
 Total current liabilities                       566,113           390,546

Deferred revenues                                164,406           149,872

Commitments and contingencies

Stockholders'equity
 Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding

 Common stock, par value $.001 per share,
 50,000,000 shares authorized; 4,500,900 and
 4,402,500 shares issued and  outstanding          4,501           4,403

 Additional paid in capital                    5,591,150       5,042,624
 RETAINED EARNINGS (DEFICIT)                  (3,299,148)     (2,445,615)
 Cumulative adjustment for currency
 translation                                     (79,967)         25,578

 Total stockholders' equity                    2,216,536       2,626,990

                                              $2,947,055      $3,167,408

See accompanying notes to condensed financial statements.


                PACIFIC SOFTWORKS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Unaudited)

                                                     THREE MONTHS
                                                    Ended March 31,
                                             ___________________________
                                               2000              1999

NET REVENUE
 SALES                                   $   558,602       $  713,059
 ROYALTIES AND OTHERS                        101,435           58,591

   TOTAL                                     660,037          771,650

COST OF REVENUE PURCHASES AND
 Royalty fees                                 37,624           30,336


Gross profit                                 622,413          741,314

EXPENSES
 Selling, general and administrative         828,823          380,815
 Research and development                    617,627          323,824
 Depreciation and Amortization                29,496           13,460
 Former officers consulting and
 administrative  expense                                       82,680
  Total                                    1,475,946          800,779

Net loss                                 $  (853,533)      $ (59,465)

NET LOSS PER COMMON SHARE
Basic and diluted                        $   (0.19)         $  (0.02)


Weighted average common
stock shares outstanding
Basic and diluted                          4,431,104        3,378,888

See accompanying notes to condensed financial statements.

                PACIFIC SOFTWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                (Unaudited)

                                                     Three Months

                                                  Ended March  31,
                                          _____________________________
                                              2000              1999
NET LOSS                                  $( 853,533)        $(59,465)
OTHER COMPREHENSIVE INCOME (LOSS)
 FOREIGN CURRENCY  TRANSLATION
   ADJUSTMENT                              ( 105,545)         (28,569)
COMPREHENSIVE LOSS                        $( 959,078)        $(88,034)

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                PACIFIC SOFTWORKS, INC.
                STATEMENT OF CASH FLOWS
                       (Unaudited)
                                                   For the Three Months
                                                      Ended March 31,
                                                 ______________________
                                                  2000            1999
Cash flows from operating activities
 Net loss                                     $(853,533)      $ ( 59,465)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
     Depreciation and amortization               29,496           13,460
 (Increase) decrease in assets:
          Accounts receivable                  (285,086)        (173,189)
     Related party receivable                                     43,000
     Other receivables                                          ( 25,000)
     Prepaid expenses                            41,423
      Other assets                               (6,541)
      Deposits and trademarks                                   (    539)
 Increase (decrease) in liabilities:
     Accounts payable and accrued expenses      175,567          207,600
     Related party payable                                      (  3,705)
      Accrued taxes payable                                     ( 12,348)
     CUSTOMER DEPOSITS                                          ( 23,100)
     Deferred revenue                            14,534            7,000
 Net cash provided by (used in)
 operating activities                          (884,140)        ( 26,286)

Cash flows from investing activities
 Acquisition of fixed assets                   (107,626)        ( 27,982)
 Disposition of assets, net
 Net cash used in investing activities         (107,626)        ( 27,982)

Cash flows from financing activities:
 Exercise of warrants                           548,624
 Repayment of borrowings                                        (100,000)
 Deferred offering costs                                        ( 81,541)
 Private placement of common stock                               500,000
 Net cash provided by financing activities     548,624           318,459
Effect of exchange rate changes on cash       (105,545)         ( 27,315)

Net increase (decrease) in cash               (548,687)          236,876

Cash - Beginning                             1,661,708           224,031
Cash - Ending                              $ 1,113,021     0  $  460,907

Supplemental non-cash financing activities:
 During the period ended March 31, 1999
 Warrants valued at $200,000 were issued in connection with the public offering.

See accompanying notes to condensed financial statements.

                           PACIFIC SOFTWORKS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
                      (UNAUDITED)

  Basis of presentation

 The accompanying unaudited consolidated financial statements of Pacific Softworks, Inc. ("PASW",
"Pacific" or the "Company")have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and March 31, 1999, and the cash flows for the three months ended March
31, 2000 and March 31, 1999 are included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

 The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended
December 31, 1999 which are contained in the Company's
Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 29, 2000 and the unaudited financial statements as of March 31, 1999 filed as a part of the Company's Registration
Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999. (File 333-
75137).


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

(3)  Subsequent events

   FSPNetwork, Inc.
   On October 25, 1999 the Company and FSPNetwork, Inc
("FSPN") signed a Letter of Intent to enter into discussions with the purpose of entering a strategic relationship to jointly develop certain internet applications with financial institutions. The Company indicated that subject to entering into a definitive agreement it would invest up to $1,000,000 in FSPN and under certain conditions up to an additional
$2,000,000. On October 25, 1999 the Company loaned
FSPN $250,000 through a promissory note bearing interest at ten (10%) percent due in ninety days. The loan was for general corporate purposes. On December
3, 1999 the Company loaned FSPN an additional $750,000 and converted the $250,000 note evidenced by a $1,000,000 convertible promissory note. On April 28,
2000 the note was converted into 713,129 shares of Series A Preferred Stock of FSPN. The stock is equal to 5% of the outstanding capital stock of FSPN concurrent with FSPN's closing of an equity financing on the same time.


   PASW, Inc.
 The Company refined its strategic focus during 1999 in order to enhance its positioning and flexibility in the rapidly growing market for Internetworking technology and to improve the utilization of its assets and competencies. In conjunction with this strategy on April 19, 2000 the Board of Directors of the Company voted to change its name to PASW, Inc. The name change is subject to shareholder approval and will brought to a vote at the Company's Annual Meeting scheduled for May
26, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or
"believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results.
Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company's products in the Company's market segments; the Company's ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; sell-through of the Company's products; the continued emergence of the internet resulting in new competition and changing customer demands; the Company's ability to adapt and expand its product offerings in light of changes to and developments in the internet environment; growth rates of the Company's market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment; the possibility of programming errors or other "bugs' in the Company's software; the timing and customer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions or combinations; and the Company's ability to integrate acquired or combined operations with its existing business and otherwise manage growth; and the Company's ability to generate or obtain additional capital resources to fund its operations and growth.
Additional information on these and other risk factors are included in the "Factors That May Affect Future
Results" section in the Company's Annual Report on Form 10-KSB filed with the SEC on March 29, 2000 and the risks discussed in the Company's other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief and expectations only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

GENERAL

 THE COMPANY COMPLETED AN INITIAL PUBLIC OFFERING OF
950,000 UNITS CONSISTING OF ONE SHARE OF COMMON STOCK
AND ONE WARRANT ON JULY 29, 1999. AN ADDITIONAL 142,500
UNITS REPRESENTING THE UNDERWRITER'S OVERALLOTMENT WAS
SOLD ON SEPTEMBER 13, 1999. THE COMPANY DEVELOPS AND
LICENSES SOFTWARE WHICH ENABLES INTERNET AND WEB BASED
COMMUNICATIONS. THE SOFTWARE PRODUCTS ARE EMBEDDED INTO
SYSTEMS AND "INFORMATION APPLIANCES" DEVELOPED OR
MANUFACTURED BY OTHERS. INFORMATION APPLIANCES ARE
INTERNET-CONNECTED VERSIONS OF EVERY DAY PRODUCTS SUCH
AS TELEPHONES, FAX MACHINES, PERSONAL DIGITAL ASSISTANTS
AND OTHER DIGITALLY BASED DEVICES. THE COMPANY HAS
DEVELOPED A NEW PROPRIETARY INTERNET BROWSER FOR USE
WITHIN INDEPENDENT, "NON WINDOWSREGISTERED TRADEMARK" INFORMATION
APPLIANCES. THE BROWSER MAY BE EFFECTIVELY PLACED IN USE
WITHOUT AN OPERATING SYSTEM AND DOES NOT REQUIRE
SUBSTANTIAL AMOUNTS OF MEMORY. THE COMPANY BEGAN
MARKETING THE INITIAL VERSION OF THIS BROWSER DURING THE
FIRST QUARTER OF 2000.

 THE COMPANY REFINED ITS STRATEGIC FOCUS IN THE
FOURTH QUARTER OF  1999 IN ORDER TO ENHANCE ITS
POSITIONING AND FLEXIBILITY IN THE RAPIDLY GROWING
MARKET FOR INTERNETWORKING TECHNOLOGY AND TO IMPROVE
THE UTILIZATION OF ITS ASSETS AND COMPETENCIES. KEY
ELEMENTS OF THE BUSINESS STRATEGY INVOLVE THE
SEGREGATION OF THE COMPANY'S CORE TECHNOLOGY INTO
SEPARATE BUSINESS UNITS AND IDENTIFYING STRATEGIC
INVESTMENT OPPORTUNITIES AND/OR ASSOCIATIONS WITH
OTHER OPERATING COMPANIES.

 ESTABLISHING SEPARATE BUSINESS UNITS FOR THE CORE
TECHNOLOGY WILL FACILITATE THE ABILITY TO DEVELOP AND
COMMERCIALIZE THE UNDERLYING TECHNOLOGY AND WILL ALSO
ALLOW FOR EITHER PRIVATE OR PUBLIC INVESTMENT, JOINT
VENTURES OR MERGERS THAT ARE BENEFICIAL TO SUCH
DEVELOPMENT AND COMMERCIALIZATION. ACCORDINGLY, THE
COMPANY TRANSFERRED THE OPERATING ASSETS AND
TECHNOLOGY THAT REPRESENTED THE HISTORICAL BUSINESS OF
THE COMPANY INTO TWO WHOLLY OWNED SUBSIDIARIES.  THE
TECHNOLOGY AND PERSONNEL RESPONSIBLE FOR THE INTERNET
AND WEB RELATED SOFTWARE AND SOFTWARE DEVELOPMENT
TOOLS NOW OPERATE AS PACIFIC SOFTWORKS. THE TECHNOLOGY
AND PERSONNEL RESPONSIBLE FOR THE EMBEDDED WEB BROWSER
AND SERVER NOW OPERATE AS PSI WEB TECHNOLOGIES, INC.
DURING 1999 THE COMPANY ALSO ESTABLISHED
IAPPLIANCENET.COM ("IAPPLIANCENET") A DEVELOPMENT
STAGE COMPANY AND A WHOLLY-OWNED SUBSIDIARY, TO
PROVIDE INTERNET-ACTIVE MERCHANDISE AND SERVICE STORE
DISPLAYS AND THE INFRASTRUCTURE THAT SUPPORTS THEM.

 THE COMPANY ALSO COMMENCED A PROGRAM OF
IDENTIFYING STRATEGIC INVESTMENT OPPORTUNITIES AND/OR
ASSOCIATIONS WITH OPERATING COMPANIES THAT ARE
COMPATIBLE AND COMPLEMENTARY TO THE PLAN OF
OPERATIONS.  IN ACCORDANCE WITH THIS PROGRAM, THE
COMPANY MADE AN INVESTMENT IN FSPNETWORK, INC.
("FSPN") IN DECEMBER 1999 AND SIGNED A LETTER OF
INTENT TO INVEST IN REDFLAG, INC. ("REDFLAG") IN EARLY
2000.  THE GOAL OF THIS STRATEGY IS TO BOTH INCREASE
SHAREHOLDER VALUE AND TO CREATE AN OPERATING GROUP OF
COMPANIES THAT HAVE MUTUALLY BENEFICIAL TECHNOLOGY AND
BUSINESSES. FUTURE INVESTMENTS AND/OR ASSOCIATIONS, IF
ANY, WILL FOCUS ON COMPANIES THAT:

HAVE A STRONG INTERNET/WEB PRESENCE THAT ARE
   SYNERGISTIC WITH THE COMPANY'S CORE BUSINESSES AND
   THAT CAN UTILIZE THE COMPANY'S INTERNET AND WEB
   TECHNOLOGY IN THE IMPLEMENTATION OF THEIR INTERNET
   STRATEGIES;
HAVE A STRONG INTERNET/WEB PRESENCE THAT ARE
   SYNERGISTIC WITH THE BUSINESSES OF COMPANIES IN
   WHICH THE COMPANY HAS AN INVESTMENT/AND OR
   AFFILIATION ("PSI NETWORK COMPANIES") AND THAT CAN
   UTILIZE THE TECHNOLOGY OF THE PSI NETWORK COMPANIES
   IN THE IMPLEMENTATION OF THEIR INTERNET STRATEGIES;
PRESENT CROSS LICENSING OPPORTUNITIES FOR THE
   COMPANY'S TECHNOLOGY;
ARE PAST THE START-UP PHASE OF OPERATIONS,  HAVE
   REVENUES AND EARNINGS AND ARE NEAR TERM CANDIDATES
   FOR AN INITIAL PUBLIC OFFERING; AND
CAN BENEFIT FROM THE COMPANY'S FINANCIAL AND
   OPERATIONAL RESOURCES IN SECURING BOTH PRIVATE AND
   PUBLIC INVESTMENT CAPITAL.

   THE COMPANY OPERATES IN ONE BUSINESS SEGMENT. THE
COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

RESULTS OF OPERATIONS
 THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS
INDICATED, THE PERCENTAGE RELATIONSHIP TO NET REVENUE
OF CERTAIN ITEMS IN THE CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME:

                                                UNAUDITED



                                                THREE MONTHS ENDED
                                                   MARCH 31,

                                                2000                1999

              Net revenue                     100.00%            100.00%

              COST OF REVENUE                   5.70               3.93

              GROSS PROFIT                     94.30              96.07

              SELLING, GENERAL AND
                 ADMINISTRATIVE               125.59              49.35

              RESEARCH AND DEVELOPMENT         93.57              41.97

              DEPRECIATION AND AMORTIZATION     4.45                1.74

              FORMER OFFICER CONSULTINGAND
                AND ADMINISTRATIVE  EXPENSE     0.00                10.71

             TOTAL OPERATING EXPENSES         223.61               103.77

             NET LOSS FROM OPERATIONS        (129.31)               (7.70)

             FOREIGN CURRENCY TRANSLATION
                ADJUSTMENT                    (15.99)               (3.71)

             COMPREHENSIVE LOSS              (145.30%)             (11.41%)


           THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS
           INDICATED, THE PERCENTAGE OF NET REVENUE BY PRINCIPAL
           GEOGRAPHIC AREA TO TOTAL REVENUE:

                                            Unaudited

                                                    Three Months Ended
                                                        March 31,
                                                   2000          1999

          United States                            58%            43%
          UNITED KINGDOM AND EUROPE                28             42
          JAPAN AND ASIA                           12             14
          OTHER                                     2              1
          TOTAL                                   100%           100%

THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

          Net revenue

             For the three months ended March 31, 2000 revenues decreased 14% to $660,037 from $771,650 for the three months ended March 31, 1999. Sales of licenses decreased 22% for the three months ended
          March 31, 2000 due to lower sales in the United
          Kingdom partially offset by the initial sale of the Company's FUSION WebPilot Micro Browsertrademark in February 2000. Royalty revenue increased by $42,844 for the three months ended March 31, 2000 from $58,591 for the three months ended March 31, 1999 principally due to higher revenue in Japan.

          Cost of revenue

              The cost of revenue for the three months ended March 31, 2000 was $37,624 or 5.7% of sales compared to $30,336 or 3.9% of sales for the three months ended March 31, 1999. The increase in cost of sales related to direct and indirect costs for production and duplication of manuals and media for software products charged against lower sales for the three months ended March 31, 2000.

          Selling, general and administrative

              Selling, general and administrative expense increased $448,008 to $828,823 for the three months ended March 31, 2000 from $380,815 for the three months ended March 31, 1999. This increase is the result of increases in the sales and marketing staffs which were expanded after the receipt of funds from the Company's initial public offering in July, 1999, an increase in administrative costs for expenses associated with the Company becoming a public company and the employment of a consulting team to assist the Company in refocusing its business strategies. Because of the 14% decrease in net revenues the cost of these expenses as a percentage of revenue increased to 126% of net revenue for the three months ended March 31, 2000 from 49% for the three months ended March 31, 1999.

          Research and development expense

              Research and development expense increased to $617,627 or 94% of revenue for the three months ended March 31, 2000 from $323,824 or 42% of revenue for the three months ended March 31, 1999. The increase is principally attributable to a continuation of development of the Fast Track product line, the development of the FUSION WebPilot Micro Browsertrademark begun in 1998 and research and development expenses associated with the initial operation of the Company's iApplianceNet subsidiary.

          Depreciation and amortization

              Depreciation and amortization increased to
          $29,496 in the three months ended March 31, 2000 from $13,460 for the three months ended March 31, 1999. This increase was attributable to an increase of $79,654 in capital additions for the three months ended March 31, 2000 over capital additions of $27,982 in the three months ended March 31, 1999.


          Former officer's consulting and administrative expense

              The former officer's consulting and
          administrative expense decreased to zero for the three months ended March 31, 2000 from $82,680 for the three months ended March 31, 1999. This agreement plus an agreement not to compete and a consulting agreement with the former officer expired in September 1999.

          Provision for taxes

              Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended March 31, 2000 the Company had no income tax liability.

          Liquidity and capital resources

              At March 31, 2000 and December 31, 1999 the
          Company had working capital of $2,042,075 and $2,522,666 and cash and cash equivalents of $1,113,021 and $1,661,708.

              The Company used $884,140 in cash flow from operating activities in the three months ended March 31, 2000 compared to using $26,286 in the three months ended March 31, 1999. The increase in use of cash of $857,854 was the result of an increase of $18,746 in accounts receivable, an increase of $18,807 in prepaid expenses, an increase of $9,521 in other assets, an increase in accounts payable and other accrued expenses of $168,687, a decrease of $25,000 in other receivables, and an increase of $50,532 in deferred revenue.

              Investing activities in the three months ended March 31, 2000 consisted of purchase of fixed assets of $107,626 compared to the purchase of assets of $27,982 in the three months ended March 31, 1999.

              The Company provided $548,624 from financing activities in the three months ended March 31, 2000 through the exercise of warrants. Financing activities for the three months ended March 31, 1999 consisted of $500,000 from a private placement of common stock offset by repayment of borrowings of $100,000 and deferred offering costs of $81,541 associated with the Company's Initial Public Offering.

          PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

             IN APRIL 1999 THE COMPANY WAS NOTIFIED THAT A MERCHANT BANKER, GOLENBERG & CO., HAD ASSERTED RIGHTS UNDER A JUNE 1998 LETTER AGREEMENT TO PURCHASE 10% OF THE THEN OUTSTANDING COMMON STOCK OF THE COMPANY FOR $400,000. IN JUNE 1999 COUNSEL FOR GOLENBERG & CO. REITERATED THIS DEMAND AND ADVISED THE COMPANY THAT THESE CLAIMS WERE BEING EVALUATED FOR POSSIBLE LEGAL ACTION. TO DATE NO ACTION HAS BEEN TAKEN BY GOLENBERG & CO.

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

                   THE FOLLOWING EXHIBITS ARE INCLUDED
                      HEREWITH

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

          DATE:  MAY 10, 2000     PACIFIC SOFTWORKS, INC.


                        WILLIAM E. SLINEY

                        PRESIDENT AND CHIEF
                        FINANCIAL OFFICER
                        (DULY AUTHORIZED OFFICER
                         AND PRINCIPAL
                        FINANCIAL AND ACCOUNTING
                          OFFICER)