Form 10QSB
period 2000-06-30
PACIFIC SOFTWORKS INC
filed 2000-08-14
CIK 1082324

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 333-75137

                               PASW, INC.
                      Formerly Pacific Softworks, Inc.
           (Exact name of registrant as specified in its charter)

          	California                     					77-0390628
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

           	703 Rancho Conejo Boulevard
           	Newbury Park, California			                	91320
           	(Address of principal executive offices)	(Zip Code)

                          					(805) 499-7722
      	    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						Yes  _ X__ 	No____

There were 4,500,900 shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 10, 2000.

                                   PASW, INC.

                                     INDEX
                                            											Page No.

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited):

			Balance Sheets at June 30, 2000 and
			December 31, 1999					                                 	  3

			Statements of Operations for the three
			months ended June 30, 2000 and 1999 and
   six months ended June 30, 2000 and 1999 	              	  5

			Statements of Cash Flows for the six
			months ended June 30, 2000 and 1999		                  	  7

			Notes to Condensed Financial Statements		                 9

Item 2.	Management's Discussion and Analysis or
		Plan of Operations							                                 10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings							                            19

Item 2.	Changes in Securities and Use of Proceeds			        19

Item 3.	Defaults Upon Senior Securities					                19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information							                            20

Item 6.	Exhibits and Reports on Form 8-K					               20

Signatures											                                       21


Exhibits

		Exhibit 11									                                       22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PASW, INC.
                     CONSOLIDATED BALANCE SHEETS

                             (Unaudited)

                                                      June 30,    December 31,
                                                        2000		        1999
						ASSETS
Current assets
Cash and cash equivalents				                         $  717,156		$1,661,708
Accounts receivable, net of allowance
  	of $72,986 and $72,986			                             102,301		   175,751
Note receivable					     			     	                                 1,000,000
Prepaid expenses and other current assets  	              53,688		    75,753
	Total current assets				                                873,145		 2,913,212

Property and equipment less accumulated
depreciation and amortization of
	$474,299 and $426,589			   	                            318,032		   241,003

Investments						                                      1,000,000

Other assets	                                    					    19,038 	    13,193

Total assets					                                    	$2,210,215		$3,167,408


See accompanying notes to condensed financial statements.

                               PASW, INC.
                       CONSOLIDATED BALANCE SHEETS

                      (Unaudited)
                                                 			  June 30,    December 31,
                                                  			   2000		        1999

LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities
	Accounts payable and accrued expenses	               $   310,758 	$ 390,546

	Total current liabilities                         			    310,758	   390,546

Deferred revenues	                                				    143,164	   149,872

Commitments and contingencies

Minority interest		                                     				1,400

Stockholders' equity
	Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding

	Common stock, par value $.001 per share,
	50,000,000 shares authorized; 4,500,900 and
	4,402,500 shares issued and
	outstanding                                      					     4,501		     4,403

	Additional paid in capital	                         		 5,939,750		 5,042,624
	Retained earnings (deficit)		                        	(4,293,866)	(2,445,615)
	Cumulative adjustment for currency
	translation					                                         104,508      25,578

	Total stockholders' equity	                         		 1,754,893		 2,626,990

                                               								$2,210,215		$3,167,408

See accompanying notes to condensed financial statements.

                                PASW, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          					(Unaudited)


                       Three Months Ended June 30,  Six Months Ended June 30,
                            				  2000       	 1999      		 2000   			1999
Net revenue
	Sales			                      $  369,318	$   495,678    $  927,920 $1,208,737
	Royalties and others         	   133,565	    151,711    	  235,000	   210,302


Total                 		      	   502,883	    647,389     1,162,920	 1,419,039

Cost of revenue
	Purchases and
	royalty fees	                     11,024	    	44,923	       48,648     75,259


Gross profit                 		   491,859	    602,466     1,114,272  1,343,780

Expenses
	Selling, general and
	administrative	                  930,837		    541,476	   1,759,660    922,291
Research and
	development	                     537,526		    354,145    1,155,153    677,969
Depreciation and
	amortization	                     18,214 	     13,460	      47,710     26,920
Former officers
	consulting and
	administrative
	expense                     		                 97,905   	             180,585

 	Total 		                      1,486,577	   1,006,986	   2,962,523	 1,807,765

Net loss		                    $  (994,718)  $ (404,520) $(1,848,251) $(463,985)


Net loss per common share
Basic and diluted               $   (0.21)   $   (0.12)   $   (0.40)  $  (0.14)


Weighted average common
stock shares outstanding
Basic and diluted	               4,640,900    3,440,000    4,606,345  3,409,613


See accompanying notes to condensed financial statements.

                               PASW, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       					 (Unaudited)

<CAPTION


                        	Three Months Ended June 30, Six Months Ended June 30,
                            		  2000	         1999		      2000        1999
Net loss		                  $( 994,718)  $ (404,520)  $(1,848,251) $ (463,985)
Other comprehensive
income (loss)
	Foreign currency
	translation
	adjustment                		  184,475	       1,377       104,508    ( 27,192)
Comprehensive loss          $( 810,243)   $(403,143)  $(1,743,743) $ (491,177)


See accompanying notes to condensed financial statements.

                                 PASW, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      				For the Six
                                          		         Months Ended June 30,
                                                   				2000     			1999
Cash flows from operating activities
	Net loss						                                    $(1,848,251)	$ (463,985)
	Adjustments to reconcile net loss
	to net cash used in operating
	activities:
		Depreciation and amortization	                        47,710      26,920
	(Increase) decrease in assets:
Accounts receivable			                                  73,450 	  (130,426)
		Related party receivable		           	                            43,000
		Other receivables			                                            ( 25,000)
		Prepaid expenses				                                 	22,065	   ( 22,180)
Other assets				                                       	(5,845)
Deposits and trademarks				                                    	  (    518)
	Increase (decrease) in liabilities:
		Accounts payable and accrued
		expenses					                                       ( 79,788)	    287,260
		Related party payable
Accrued taxes payable			  			                                      (  7,243)
		Customer deposits			  			                                        ( 23,100)
		Deferred revenue                              				   (  6,708)	    44,000
	Net cash used in
	operating activities                           				 (1,797,367)	  (271,272)

Cash flows from investing activities
	Acquisition of fixed assets			                      (  124,739)	  ( 61,770)
Disposition of assets, net			     	     	     	                       1,254
	Net cash used in investing activities	              (  124,739)	  ( 60,516)

Cash flows from financing activities:
Exercise of warrants                         			   	    548,624
	Private placement of preferred stock                   350,000
     Proceeds from borrowings				  		                               249,295
Repayment of borrowings			  			                                    (103,705)
	Deferred offering costs						                                     (324,450)
	Private placement of common stock	      		                         500,000
	Net cash provided by financing
	activities						                                       898,624 	   321,140

Effect of exchange rate changes on cash	                 78,930	   ( 27,193)

Net decrease in cash					                             ( 944,522)	  ( 37,841)

Cash - Beginning						                                1,661,708		    224,031
Cash - Ending				                                    	$ 717,156  	$  186,190


Supplemental non-cash financing activities:
	During the period ended June 30, 1999
	Warrants valued at $200,000 were issued in connection with the public offering.


See accompanying notes to condensed financial statements.

                           PASW, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, Inc. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and June 30, 1999, and the cash flows for the six months ended June 30, 2000 and June 30, 1999 are included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

General

	The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter's overallotment was sold on September 13, 1999. The Company develops and licenses software which enables internet and web based communications. The software products are embedded into systems and "information appliances" developed or manufactured by others. Information appliances are internet-connected versions of every day products such as telephones, fax machines, personal digital assistants and other digitally based devices. The Company has developed a new proprietary internet browser for use within independent, "non Windowsr" information appliances. The browser may be effectively placed in use without an operating system and does not require substantial amounts of memory.
The Company began marketing the initial version of this browser during the first quarter of 2000.

	The Company refined its strategic focus in the Fourth Quarter of 1999 in order to enhance its positioning and flexibility in the rapidly growing market for Internetworking technology and to improve the utilization of its assets and competencies. Key elements of the business strategy involve the segregation of the Company's core technology into separate business units and identifying strategic investment opportunities and/or associations with other operating companies. In conjunction with this strategy at the annual meeting on May 26, 2000 the Company changed its name to PASW, Inc.

	Establishing separate business units for the core technology will facilitate the ability to develop and commercialize the underlying technology and will also allow for either private or public investment, joint ventures or mergers that are beneficial to such development and commercialization. Accordingly, the Company transferred the operating assets and technology that represented the historical business of the Company into two wholly owned subsidiaries. The technology and personnel responsible for the Internet and Web related software and software development tools now operate as Pacific Softworks. The technology and personnel responsible for the embedded Web browser and server now operate as PSI Web Technologies, Inc. During 1999 the
Company also established iApplianceNet.com, a development stage company and a wholly owned subsidiary, to provide Internet-active merchandise and service store displays and the infrastructure that supports them.

	The Company also commenced a program of identifying strategic investment opportunities and/or associations with operating companies that are compatible and complementary to the plan of operations. In accordance with this program, the Company made an investment in FSPNetwork, Inc. ("FSPN") in December 1999 and signed a letter of intent to invest in RedFlag, Inc. ("RedFlag") in early 2000. The goal of this strategy is to both increase shareholder value and to create an operating group of companies that have mutually beneficial technology and businesses. Future investments and/or associations, if any, will focus on companies that:

> have a strong Internet/Web presence that are synergistic with the Company's core businesses and that can utilize the Company's
Internet and web technology in the implementation of their internet strategies;

> have a strong Internet/Web presence that are synergistic with the businesses of companies in which the Company has an investment/and or affiliation ("PSI network companies") and that can utilize the technology of the PSI network companies in the implementation of their internet strategies;

> present cross licensing opportunities for the Company's technology;

> are past the start-up phase of operations, have revenues and earnings and are near term candidates for an initial public offering; and

> can benefit from the Company's financial and operational resources in securing both private and public investment capital.


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

iApplianceNet
In March 2000, the Company's wholly owned subsidiary iApplianceNet completed a private placement of 140,000 shares of Series A redeemable convertible preferred stock for net proceeds of $350,000. The preferred shares carry a 5% dividend payable semi-annually in common shares of iApplianceNet valued at $2.50 per share.

Each share of preferred stock shall be convertible, at the option of the holder, into one fully paid and nonassessable share of Common Stock, subject to adjustment for stock splits and stock dividends. Each share of preferred stock will automatically convert into shares of Common Stock at the time of the earlier of (i) the closing of a firm commitment underwritten public offering of not less than $5,000,000, or
(ii) the date specified by written consent or agreement of the holders of 60% percent of the outstanding shares of such series.

In the event that iApplianceNet has not been sold or closed a firm commitment underwritten public offering of not less than $5,000,000 within two years following the closing of the private placement, the preferred stock holders will have the option of converting their shares into common stock of PASW, Inc., the majority shareholder of iApplianceNet. The preferred shares will receive shares of PASW common stock based on the ratio of the cost of the preferred shares over 85% of the average per share closing price for PASW for 15 consecutive days. The value of the PASW shares used in the conversion calculation is limited to a range of $1.00 to $15.00.

The Company operates in one business segment. The Company's fiscal year ends on December 31.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:


                                    Unaudited           Unaudited
                              Three Months Ended      Six Months Ended
                                    June 30,              June 30,
                                 2000     1999         2000      1999
Net revenue                    100.00%   100.00%      100.00%   100.00%
Cost of revenue                  2.19      6.94         4.19      5.31
Gross profit                    97.81     93.06        95.81     94.69
Selling, general and
administrative                 185.10     83.63       151.31     64.99
Research and development       106.89     54.71        99.33     47.78
Depreciation and Amortization    3.62      2.08         4.10      1.89
Former officer consulting and
And administrative expense	      0.00     15.12         0.00     12.73
Total operating expenses	      295.61    155.54       254.74    127.39
Net loss from operations	     (197.80)   (62.48)     (158.93)   (32.70)
Foreign currency translation
adjustment	                     36.66      0.21         8.99     (1.91)
Comprehensive loss	           (161.14%)  (62.27%)    (149.94%)  (34.61%)

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:


                                     Unaudited             Unaudited

                                  Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                 2000        1999         2000       1999

United States	                  	57%         	53%          58%        48%
United Kingdom and Europe	      	14          	20           22         32
Japan and Asia	                  28          	26           19         19
Other	                           	1	          	1	           1          1
Total	                         	100%        	100%         100%      100%

	Three months ended June 30, 2000 and 1999.

Net revenue

For the three months ended June 30, 2000 revenues decreased 22% to $502,883 from $647,389 for the three months ended June 30, 1999. Sales of licenses decreased 25% for the three months ended June 30, 2000 due to lower sales in the United Kingdom and North America. Royalty revenue decreased by 12% for the three months ended June 30, 2000 to $133,565 from $151,711 for the three months ended June 30, 1999 principally due to lower revenue in Japan.

Cost of revenue

The cost of revenue for the three months ended June 30, 2000 was $11,024 or 2.1% of sales compared to $44,923 or 6.9% of sales for the three months ended June 30, 1999. The decrease in cost of sales related to lower direct and indirect costs for production and duplication of manuals and media for software products charged against sales for the three months ended June 30, 2000.

Selling, general and administrative

	Selling, general and administrative expense increased $389,361 to $930,837 for the three months ended June 30, 2000 from $541,476 for the three months ended June 30, 1999. This increase is the result of increases in the sales and marketing staffs which were expanded after the receipt of funds from the Company's initial public offering in July, 1999, and an increase in administrative costs for expenses associated with the Company becoming a public company. Because of the 22% decrease in net revenues the cost of these expenses as a percentage of revenue increased to 185% of net revenue for the three months ended June 30, 2000 from 84% for the three months ended June 30, 1999.

Research and development expense

	Research and development expense increased to $537,526 or 106% of revenue for the three months ended June 30, 2000 from $354,145 or 55% of revenue for the three months ended June 30, 1999. The increase is principally attributable to a continuation of development of the Fast Track product line, the development of the FUSION WebPilot Micro
BrowserT begun in 1998 and research and development expenses associated with the initial operation of the Company's iApplianceNet subsidiary.

Depreciation and amortization

	Depreciation and amortization increased to $18,214 in the three months ended June 30, 2000 from $13,460 for the three months ended June 30, 1999. This increase was attributable to an increase of $28,640 in capital additions for the three months ended March 30, 2000 over capital additions of $32,534 in the three months ended June 30, 1999.


Former officer's consulting and administrative expense

	The former officer's consulting and administrative expense decreased to zero for the three months ended June 30, 2000 from $97,905 for the three months ended June 30, 1999. This agreement plus an agreement not to compete and a consulting agreement with the former officer expired in September 1999.

Provision for taxes

	Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. For the three months ended June 30, 2000 the Company had no income tax liability.


	Six months ended June 30, 2000 and 1999.

Net revenue

For the six months ended June 30, 2000 revenues decreased 18% to $1,162,920 from $1,419,039 for the six months ended June 30, 1999. Sales of licenses decreased 23% for the six months ended June 30, 2000 due to lower sales in the United Kingdom. Royalty revenue increased by 11% for the six months ended June 30, 2000 to $235,000 from $210,302 for the six months ended June 30, 1999 principally due to higher royalty revenue in Japan.

Cost of revenue

The cost of revenue for the six months ended June 30, 2000 was $48,648 or 4.2% of sales compared to $75,259 or 5.3% of sales for the six months ended June 30, 1999. The decrease in cost of sales related to lower direct and indirect costs for production and duplication of manuals and media for software products charged against sales for the six months ended June 30, 2000.

Selling, general and administrative

	Selling, general and administrative expense increased $837,369 to $1,759,660 for the six months ended June 30, 2000 from $922,291 for the six months ended June 30, 1999. This increase is the result of increases in the sales and marketing staffs which were expanded after the receipt of funds from the Company's initial public offering in July, 1999, and an increase in administrative costs for expenses associated with the Company becoming a public company. Because of the 18% decrease in net revenues the cost of these expenses as a percentage of revenue increased to 151% of net revenue for the six months ended
June 30, 2000 from 65% for the six months ended June 30, 1999.

Research and development expense

	Research and development expense increased to $1,155,153 or 99% of revenue for the six months ended June 30, 2000 from $677,969 or 48% of revenue for the six months ended June 30, 1999. The increase is principally attributable to a continuation of development of the Fast Track product line, the development of the FUSION WebPilot Micro BrowserT begun in 1998 and research and development expenses associated with the initial operation of the Company's iApplianceNet subsidiary.


Depreciation and amortization

	Depreciation and amortization increased to $47,710 in the six months ended June 30, 2000 from $26,920 for the six months ended June 30, 1999. This increase was attributable to an increase of $62,969 in capital additions for the six months ended June 30, 2000 over capital additions of $61,770 in the six months ended June 30, 1999.


Former officer's consulting and administrative expense

	The former officer's consulting and administrative expense decreased to zero for the six months ended June 30, 2000 from $180,585 for the six months ended June 30, 1999. This agreement plus an agreement not to compete and a consulting agreement with the former officer expired in September 1999.

Provision for taxes

	Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. For the six months ended June 30, 2000 the Company had no income tax liability.

Liquidity and capital resources

	At June 30, 2000 and December 31, 1999 the Company had working capital of $562,387 and $2,522,666 and cash and cash equivalents of $717,156 and $1,661,708.

	The Company used $1,797,367 in cash flow from operating activities in the six months ended June 30, 2000 compared to using $271,272 in the six months ended June 30, 1999. The increase in use of cash of $1,526,095 for operating activities was the result of an increase of $73,450 in accounts receivable, an increase of $22,065 in other assets, a decrease in accounts payable and other accrued expenses of $79,788, a decrease of $5,845 in other assets, and a decrease of $6,708 in deferred revenue.

	Investing activities in the six months ended June 30, 2000 consisted of purchase of fixed assets of $124,739 compared to the purchase of assets of $61,770 in the six months ended June 30, 1999.

	The Company provided $898,624 from financing activities in the six months ended March 30, 2000 through the exercise of warrants of $548,624 and the investment of $350,000 through the private placement of preferred stock in the Company's iApplianceNet subsidiary. Financing activities for the six months ended March 30, 1999 consisted of $500,000 from a private placement of common stock, borrowings net of repayments of $145,590 and deferred offering costs of $324,450 associated with the Company's Initial Public Offering.

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



ITEM 2.	CHANGES IN SECURITIES.

		Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

		Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company's annual meeting of stockholders was held on May
26, 2000.

The directors elected at the meeting were:
                                 						For	    Withheld

Glenn P. Russell			                 1,471,238		3,165
Wayne Grau				                      1,471,038		3,365
Reuben Sandler Ph.D.		              1,471,238		3,165

Approval of the name change of the corporation from Pacific Softworks,
Inc to PASW, Inc.
                          						For	   	Against   		Abstain

                        					1,463,426	 	7,777	    		3,200

Ratification of the appointment of Merdinger, Fruchter, Rosen and
Corso, PC as independent auditors for the fiscal year end December 31,
2000

                                	For	   	Against	   	Abstain

                         					1,469,375		  860	      		4,168



ITEM 5. 	OTHER INFORMATION.

		Not Applicable.




ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

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

Date: August 10, 2000

   		PASW, INC.


					/s/ WILLIAM E. SLINEY
					__________________________________
					William E. Sliney
					President and Chief Financial Officer
					(Duly Authorized Officer and Principal
					Financial and Accounting Officer)

EXHIBIT 11


PASW, INC.

COMPUTATION OF WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING


                                           Three Months	     Six Months
                             Total Number	     Ended   		       Ended
                              Of Shares    June 30, 2000  	June 30, 2000


Outstanding shares
as of January 1, 2000     			 4,402,500	    	4,402,500		     4,402,500





Exercise of warrants        	    98,400	    	   98,400	     	   63,845




Total weighted average
shares outstanding	           4,500,900	     4,640,900     		4,606,345


Net loss						                               $(994,718)    $(1,848,251)


Net loss per common share
basic and diluted	 		                       	$   (0.21)	    	$   (0.40)