Form 10QSB
period 2000-09-30
PASW INC
filed 2000-11-14
CIK 1082324

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

						Yes  X 	No____

There were 4,517,400 shares outstanding of the registrant's
Common Stock, par value $.001 per share, as of November 10, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PASW, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Unaudited)

                              						    	September 30,  December 31
                                   							     2000	      1999
                                      								        (As Restated)
ASSETS
Current assets
Cash and cash equivalents			                 	$  362,854	$1,661,708
Accounts receivable, net of allowance
  	of $0 and $0					                              37,505	    78,751
Marketable securities					                     1,884,330
Note receivable					                                      1,000,000
Prepaid expenses and other current assets				                75,753
Net assets of discontinued operations				                    83,128
	Total current assets				                      2,284,689	 2,899,340

Property and equipment less accumulated
depreciation and amortization of
	$22,981 and $35,794			                      	   153,196	   105,003

Investments						                              1,000,000

Other assets	                            					    73,965 	    13,193

Total assets						                              $3,511,850	$3,017,536

</table)
See accompanying notes to condensed consolidated financial statements.


                                PASW, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

  		                      				        September 30,  December 31,
  			                                      2000	        1999
                                 								          (As Restated)
LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
	Accounts payable and accrued expenses	$   309,941 $  390,546
	Accrued compensation expense for
   		exercise of warrants			               377,500

	Short-term note payable 			               200,000


	Total current liabilities 			             887,441	   390,546

Deferred revenues

Commitments and contingencies

Minority interest in subsidiary         				1,600

Stockholders' equity
	Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding

	Common stock, par value $.001 per share,
	50,000,000 shares authorized; 4,517,400 and
	4,402,500 shares issued and
	outstanding					                          		4,518	     4,403

	Additional paid in capital			            6,010,159	 5,042,624
	Retained earnings (deficit)			          (2,901,691)(2,445,615)
Accumulated other comprehensive
	    	income					                         (490,177)     25,578

	Total stockholders' equity			            2,622,809	 2,626,990

                                  							$3,511,850	$3,017,536

See accompanying notes to condensed consolidated financial statements.


					PASW, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  					(Unaudited)

                          				   Three Months Ended    Nine Months Ended
                             					 September 30,         September 30,
                               			 2000	     1999       2000	     1999
                                  					   (As restated)		    (As Restated)
Net revenue
	Sales		                      	$  205,482	$ 118,360	$  206,016	 $ 427,903
	Royalties
      and others  	               187,129    33,435	   384,560     130,883

Total		      	                    392,611	  151,795	   590,576	   558,786

Cost of revenue
	Purchases and
	royalty fees	                      9,253    27,259	    47,163     49,847

Gross profit		                    383,358   124,536	   543,413	   508,939

Expenses
	Selling, general and
	administrative	                  431,083	  221,334	 1,607,538	   381,103
Research and
	development	                     192,424   109,817 	   574,011	   310,560
Depreciation and
	amortization	                     19,008	   3,461        22,981	    10,381
Former officers
	consulting and
	administrative
	expense		                                   71,500	               252,085

 	Total 		                         642,515	 406,112	  2,204,530	   954,129
Net loss from:
Continuing operations             (259,157)(281,576) (1,661,117)  (445,190)

Discontinued operations:
Loss from operations             (897,104)  (590,829) (1,343,395) (741,328)
Gain on sale of assets          2,548,436              2,548,436
Gain (loss) from
   discontinued operations      1,651,332   (590,829)  1,205,041   (741,328)

Net gain (loss)              $ (1,392,175) $(872,405)  $(456,076)$(1,186,518)
Net loss per common share
Basic and diluted:
Continuing operations       $   (0.06)  $   (0.08)   $    (0.36)    $ (0.13)
Discontinued
   operations		             $   0.36    $   (0.17)   $     0.26     $ (0.22)

Net loss			                 $   0.30    $   (0.25)   $    (0.10)    $ (0.35)
Weighted average common
stock shares outstanding
Basic and diluted	           4,640,900    3,440,000    4,617,900  3,409,613

See accompanying notes to condensed consolidated financial statements.

                            PASW, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 					 (Unaudited)

                         				   Three Months Ended    Nine Months Ended
                            					 September 30,         September 30,
                           		  2000	       1999       2000	       1999
                                					   (As restated)		     (As Restated)
Net gain (loss)            	$1,392,175) $(872,405) $(456,076)(1,186,518)
Other comprehensive
income (loss)

	Net unrealized
     (loss) arising
     during the period        (704,139)		  	          (704,139)

	Foreign currency
	translation
	adjustment		                   109,454	  ( 44,000)     213,962   48,866



Comprehensive
   gain (loss)                $ 797,490  $(916,405)   $( 946,253) (1,137,652)

See accompanying notes to condensed consolidated financial statements.

                            PASW, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

             			                                  For the Nine
                                        	          Months Ended
                                                    September 30,
				                                             2000	       1999
                                           									    (As restated)
Cash flows from operating activities
	Net loss from continuing operations	       $(1,661,117)   $(445,190)
	Adjustments to reconcile net loss
	to net cash used in operating
	activities:
		Depreciation and amortization	                  2,981	        10,382
	(Increase) decrease in assets:
Accounts receivable			                            41,246	        30,091
		Related party receivable		           	                         43,000
 	Prepaid expenses			                             75,753	      ( 26,601)
Other assets				                                 (60,772)
	Increase (decrease) in liabilities:
		Accounts payable and accrued
		expenses				                                  ( 80,605)	       15,266
		Related party payable				                                    (103,705)
		Accrued taxes payable			  	                                   (20,323)
		Customer deposits			  			                                     (23,100)
		Accrued compensation expense	                  377,500
Deferred revenue							                                          44,000
               	                              (1,285,014)      (476,180)
 	Net effect of discontinued operations		     (1,300,300)      (861,200)
	Net cash used in
	operating activities		                     	 (2,585,314)    (1,337,380)

Cash flows from investing activities
	Acquisition of fixed assets		                 (  71,174)	     (153,761)
Disposition of assets, net			     	                              13,461
	Net cash used in investing activities         (  71,174)      (140,300)

Cash flows from financing activities:
Proceeds from initial public offering				                      4,651,131
Exercise of warrants			   	                       569,250
	Private placement of preferred stock
in subsidiary				                                 400,000
     Proceeds from borrowings			                  200,000  	     459,295
Repayment of borrowings			  			                                 (563,000)
	Private placement of common stock	      	                     	 500,000
	Net cash provided by financing
	activities				                                 1,169,250	     5,047,426
Effect of exchange rate changes on cash	          188,384	        45,624

Net increase (decrease)in cash   		            (1,298,854)     3,615,370

Cash - Beginning					                           1,661,708	       224,031
Cash - Ending					                             $  362,854     $3,839,401

Supplemental disclosure of cash flow information:
	Cash paid during the period for
	Interest:
	Continuing operations   	$9,814
	Discontinued operations 	$0

	Income taxes:
	Continuing operations	   	$0
	Discontinued operations  	$0

 During the period ended September 30, 1999
	Warrants valued at $200,000 were issued in connection with the public offering.

	During the period ended September 30, 2000
	The Company sold certain assets to a listed company for 90,000 shares of common stock valued at $1,884,330 at September 30, 2000.

 The market value of the stock at September 30,2000 was $1,884,330 resulting in an unrealized loss of $704,139.

See accompanying notes to condensed consolidated financial statements.

                         PASW, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, Inc. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and September 30, 1999, and the cash flows for the nine months ended September 30, 2000 and September 30, 1999 are included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

	Establishing separate business units for the core technology will facilitate the ability to develop and commercialize the underlying technology and will also allow for either private or public investment, joint ventures or mergers that are beneficial to such development and commercialization. Accordingly, the Company transferred the operating assets and technology that represented the historical business of the Company into two wholly owned subsidiaries. The technology and personnel responsible for the Internet and Web related software and software development tools now operate as Pacific Softworks. The technology and personnel responsible for the embedded Web browser and server now operate as PSI Web Technologies, Inc. During 1999 the Company also established Alera Systems, Inc., formerly iApplianceNet.com, a development stage company and a wholly owned subsidiary, to provide Internet-active merchandise and service store displays and the infrastructure that supports them.

	The Company also commenced a program of identifying strategic investment opportunities and/or associations with operating companies that are compatible and complementary to the plan of operations. In accordance with this program, the Company made an investment in Combio, formerly FSPNetwork, Inc.
("Combio") in the fourth quarter of 1999 and signed a letter of intent to invest in RedFlag, Inc. ("RedFlag") in early 2000. The goal of this strategy is to both increase shareholder value and to create an operating group of companies that have mutually beneficial technology and businesses. Future investments and/or associations, if any, will focus on companies that:

- have a strong Internet/Web presence that are synergistic with the Company's core businesses and that can utilize the Company's Internet and web technology in the implementation of their internet strategies;
- have a strong Internet/Web presence that are synergistic with the businesses of companies in which the Company has an investment/and or affiliation ("PSI network companies") and that can utilize the technology of the PSI network companies in the implementation of their internet strategies;
- present cross licensing opportunities for the Company's technology;
- are past the start-up phase of operations, have revenues and earnings and are near term candidates for an initial public offering; and
- can benefit from the Company's financial and operational resources in securing both private and public investment capital.


Combio.
On October 25, 1999 the Company and Combio, formerly
FSPNetwork, Inc. ("Combio") signed a Letter of Intent to enter into discussions with the purpose of entering a strategic relationship to jointly develop certain internet applications with financial institutions. The Company indicated that subject to entering into a definitive agreement it would invest up to $1,000,000 in Combio and under certain conditions up to an additional $2,000,000. On October 25, 1999 the Company loaned Combio $250,000 through a promissory note bearing interest at ten (10%) percent due in ninety days. The loan was for general corporate purposes. On December 3, 1999 the Company loaned Combio an additional $750,000 and converted the $250,000 note evidenced by a $1,000,000 convertible promissory note. On April 28, 2000 the note was converted into 713,129 shares of Series A Preferred Stock of Combio. The stock is equal to 5% of the outstanding capital stock of Combio concurrent with Combio's closing of an equity financing on the same time.

Alera Systems, Inc.
In March 2000, the Company's wholly owned subsidiary Alera Systems, Inc., formerly iApplianceNet ("Alera"), completed a private placement of 140,000 shares of Series A redeemable convertible preferred stock for net proceeds of $350,000. On August 17, 2000 an additional 20,000 shares were issued for net proceeds of $50,000. The preferred shares carry a 5% dividend payable semi-annually in common shares of iApplianceNet valued at $2.50 per share.

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

In the event that Alera has not been sold or closed a firm commitment underwritten public offering of not less than $5,000,000 within two years following the closing of the private placement, the preferred stock holders will have the option of converting their shares into common stock of PASW, Inc., the majority shareholder of Alera. The preferred shares will receive shares of PASW common stock based on the ratio of the cost of the preferred shares over 85% of the average per share closing price for PASW for 15 consecutive days. The value of the PASW shares used in the conversion calculation is limited to a range of $1.00 to $15.00.

Sale and Relicensing of Assets.
On August 31, 2000 the Company and NETsilicon, Inc.
("NSIL") entered into an agreement whereby the Company sold the assets of its PSI Softworks Technology subsidiary ("PSI") to NSIL. The assets primarily consist of PSI's Internet and Web software. The purchase price for the assets was 90,000 shares of NSIL's common stock. In addition NSIL has agreed to grant a non-exclusive, royalty-free license for the acquired technology, to PASW and its affiliates, subject to certain limitations. NSIL is expected to retain substantially all of PSI's personnel as part of a newly formed operating group. The sale is being accounted for as discontinued operations for financial reporting purposes.

Management Changes
	On October 5, 2000 the Board of Directors of the Company accepted the resignation of Glenn P. Russell as Chairman and a Director of the Company. Mr. Russell resigned due to the workload of outside business activities which had become a significant impact on the time available for his operations within the Company. The board regretfully accepted his resignation and appointed William E. Sliney as the new Chairman and a Director effective on that date.

The Company operates in one business segment. The Company's fiscal year ends on December 31.

Results of Operations from Continuing Operations
	Three months ended September 30, 2000 and 1999.

Net revenue

For the three months ended September 30, 2000 revenues from continuing operations increased 258% to $392,611 from $151,795 for the three months ended September 30, 1999. Sales of licenses increased $87,122, an increase of 74% for the three months ended September 30, 2000 due to higher sales in North America. Royalty revenue increased for the three months ended September 30, 2000 to $187,129 from $33,435 for the three months ended September 30, 1999 principally due to higher revenue in Japan.

Cost of revenue

The cost of revenue for the three months ended September
30, 2000 was $9,253 or 2.4% of sales compared to $27,259 or 18%
of sales for the three months ended September 30, 1999. The decrease in cost of sales related to lower direct and indirect costs for production and duplication of manuals and media for software products charged against sales for the three months ended September 30, 2000 as the Company transitioned out of production of software products.

Selling, general and administrative

	Selling, general and administrative expense increased $209,749 to $431,083 for the three months ended September 30, 2000 from $221,334 for the three months ended September 30, 1999. This increase is the result of and an increase in administrative costs for expenses associated with the Company becoming a public company after the receipt of funds from the Company's initial public offering in July, 1999 and expenses associated with the continuing development of it's Alera subsidiary. Because of the increase in net revenues the cost of these expenses as a percentage of revenue increased to 110% of net revenue for the three months ended September 30, 2000 from 146% for the three months ended September 30, 1999.

Research and development expense

	Research and development expense increased to $192,424 or 75% for the three months ended September 30, 2000 from $109,817 or of revenue for the three months ended September 30, 1999. The increase is principally attributable to a continuation of development of the Company's Alera subsidiary.

Depreciation and amortization

	Depreciation and amortization increased to $19,008 in the three months ended September 30, 2000 from $3,461 for the three months ended September 30, 1999. This increase was attributable to an increase of capital additions for the Alera subsidiary for three months ended September 30, 2000 over capital additions in the three months ended September 30, 1999.


Former officer's consulting and administrative expense

	The former officer's consulting and administrative expense decreased to zero for the three months ended September 30, 2000 from $71,500 for the three months ended September 30, 1999. This agreement plus an agreement not to compete and a consulting agreement with the former officer expired in September 1999.

Provision for taxes

	Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. For the three months ended September 30, 2000 the Company had no income tax liability.


	Nine months ended September 30, 2000 and 1999.

Net revenue

For the nine months ended September 30, 2000 revenues from continuing operations increased 6% to $590,576 from $558,786 for the nine months ended September 30, 1999. Sales of licenses decreased 51% for the nine months ended September 30, 2000 due to lower sales in the United Kingdom. Royalty revenue increased by 193% for the nine months ended September 30, 2000 to $384,560 from $130,883 for the nine months ended September 30, 1999 principally due to higher royalty revenue in Japan.

Cost of revenue

The cost of revenue for the nine months ended September 30, 2000 was $47,163 or 8% of sales compared to $49,847 or 9% of sales for the nine months ended September 30, 1999. The decrease in cost of sales related to lower direct and indirect costs for production and duplication of manuals and media for software products charged against sales for the nine months ended September 30, 2000 as the Company curtailed production of software products.

Selling, general and administrative

	Selling, general and administrative expense increased to $1,607,538 for the nine months ended September 30, 2000 from $381,103 for the nine months ended September 30, 1999. This increase is the result of increases in the sales and marketing staffs which were expanded after the receipt of funds from the Company's initial public offering in July, 1999, an increase in administrative costs for expenses associated with the Company becoming a public company and the continued funding of expense associated with the Company's Alera subsidiary. The cost of these expenses as a percentage of revenue increased to 272% of net revenue for the nine months ended September 30, 2000 from 68% for the nine months ended September 30, 1999.

Research and development expense

	Research and development expense increased to $574,011 or 97% of revenue for the nine months ended September 30, 2000 from $310,560 or 56% of revenue for the nine months ended September 30, 1999. The increase is principally attributable to a continuation of expenses associated with the initial operation of the Company's Alera subsidiary.


Depreciation and amortization

	Depreciation and amortization increased to $22,981 in the nine months ended September 30, 2000 from $10,381 for the nine months ended September 30, 1999. This increase was attributable to expenditures of $71,174 in capital additions for the nine months ended September 30, 2000 used for continued development of the Alera subsidiary.


Former officer's consulting and administrative expense

	The former officer's consulting and administrative expense decreased to zero for the nine months ended September 30, 2000 from $252,085 for the nine months ended September 30, 1999. This agreement plus an agreement not to compete and a consulting agreement with the former officer expired in September 1999.

Provision for taxes

	Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. For the nine months ended September 30, 2000 the Company had no income tax liability.


Liquidity and capital resources

	At September 30, 2000 and December 31, 1999 the Company had working capital of $1,397,248 and $2,508,794 and cash and cash equivalents of $362,854 and $1,661,708.

	The Company used $2,585,314 in cash flow from operating activities in the nine months ended September 30, 2000 compared to using $1,337,380 in the nine months ended September 30, 1999. The increase in use of cash of $1,247,934 for operating activities was the result of an increase of $11,155 in accounts receivable, an increase of $102,354 in prepaid expenses, a decrease in other receivables of $43,000, an increase in other assets of $60,772, a decrease in accounts payable and other accrued expenses of $95,871, a decrease of $147,128 in other liabilities, an increase of $377,500 in accrued compensation expense, an increase of $203,000 in the effect of discontinued operations and a decrease of $44,000 in deferred revenue.

	Investing activities in the nine months ended September 30, 2000 consisted of purchase of fixed assets of $71,174 compared to the purchase of assets, net of dispositions, of $140,300 in the nine months ended September 30, 1999.

	The Company provided $1,169,250 from financing activities in the nine months ended September 30, 2000 through the exercise of warrants of $569,250 in the Company and the investment of $400,000 through the private placement of preferred stock and borrowing through a revolving note of $200,000 in the Company's Alera subsidiary. Financing activities for the nine months ended September 30, 1999 consisted of $4,651,131 from the net proceeds of the Company's initial public offering, $500,000 from a private placement of common stock, borrowings $459,131 and repayments of borrowings of $563,000.

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

(a)  The following exhibits are included herewith:

	Exhibit 11 -   Weighted Average of Common Stock
			   Shares Outstanding
      Exhibit 27 -   Financial Data Schedule

(b) The Company filed a report on Form 8-K during the quarter for which this form is filed detailing the terms of the transaction between the Company and Net Silicon, Inc.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2000	      PASW, INC.

					/s/ WILLIAM E. SLINEY
					__________________________________
					William E. Sliney
Chairman, President and Chief
Financial Officer
					(Duly Authorized Officer and Principal
					Financial and Accounting Officer)



EXHIBIT 11


PASW, INC.

COMPUTATION OF WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING


Three Months	  Nine
Months
Total Number	  Ended		    Ended
Of Shares	September 30, 2000  September
30, 2000


Outstanding shares
as of January 1, 2000  4,402,500		4,402,500		4,402,500


Options treated as
Common Stock					  123,500		  123,500

Exercise of warrants	    114,900	  114,900		   91,900





Total weighted average
shares outstanding	 4,517,400	      4,640,900		4,617,900