Form 10KSB
period 2000-12-31
PASW INC
filed 2001-03-29
CIK 1082324

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 333-75137

               PASW, INC.

(formerly Pacific Softworks, Inc.)

(Name of Small Business Issuer in Its                          Charter)

                                                                                 California                                           77-0390628

                                                                 (State or Other Jurisdiction of                                                     (I.R.S. Employer

                                                                                            Incorporation or Organization)                                                Identification No.)

                                                                                               2007 Simsbury Court

                                                                       Thousand Oaks, California                               91360

                                                                       (Address of Principal Executive Offices)             (Zip Code)

                                                                                    ; Issuer's Telephone Number: (805) 492-6623

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer's revenues for the most recent fiscal year were $ 785,156.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 26, 2001 was $ 1,344,400. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of March 26, 2001 was 4,517,400.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of PASW’s definitive proxy statement furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 1, 2001 are incorporated by reference with respect to Part III of Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

PASW, Inc., ("PASW", the "Company", "we" and "our"), was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. Our operations are conducted principally from offices in Southern California and we have a sales office in Japan. The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s overallotment was sold on September 13, 1999.

The Company has historically developed and licensed software which enabled Internet and web based communications. Our software products were embedded into systems and "information appliances" developed or manufactured by others. Information appliances are internet-connected versions of every day products such as telephones, fax machines, personal digital assistants and other digitally based devices. We developed a proprietary Internet browser for use within independent, "non Windows" information appliances. The browser may be effectively placed in use without an operating system and does not require substantial amounts of memory. We began marketing the initial version of this browser during the first quarter of 2000.

The Company refined its strategic focus in the Fourth Quarter 1999 in order to enhance our positioning and flexibility in the rapidly growing market for Internetworking technology and to improve the utilization of our assets and competencies. Key elements of the business strategy involved the segregation of our core technology into separate business units and identifying strategic investment opportunities and/or associations with other operating companies. In conjunction with this strategy at the annual meeting on May 26, 2000 we changed our name to PASW, Inc.

Establishing separate business units facilitates the ability to develop and commercialize the underlying technology and also allows for either private or public investment, joint ventures or mergers that are beneficial to such development and commercialization. Accordingly, we transferred the operating assets and technology that represented the historical business of the Company into a wholly owned subsidiary. The technology and personnel responsible for the Internet and Web related software and software development tools and the technology and personnel responsible for the embedded Web browser and server became PSI Technologies, Inc. ("PSI").

Realizing that general market conditions both in the public and private markets had been deteriorating since late spring the Company embarked on an aggressive program to find a suitable merger/acquisition opportunity. Negotiations were held with several potential partners however no definitive agreements were reached.

Sale and Relicensing of Assets

On August 31, 2000 the Company and NetSilicon, Inc. ("NSI") entered into an agreement whereby the Company sold the assets of its PSI Softworks Technology subsidiary ("PSI") to NSI. The assets primarily consist of PSI's Internet and Web software. The purchase price for the assets was 90,000 shares of NSI's common stock. In addition NSIL has agreed to grant a non-exclusive, royalty-free license for the acquired technology, to PASW and its affiliates, subject to certain limitations. NSIL retained substantially all of PSI's personnel as part of a newly formed operating group. The sale has been accounted for as discontinued operations for financial reporting purposes.

Alera Systems, Inc.

During 1999 we also established Alera Systems, Inc., formerly iApplianceNet.com ("Alera"), a development stage company and a wholly owned subsidiary. Alera had developed proprietary technology that allowed its business customers to greatly improve the management of their distributed remote assets.

In March 2000 we began a private solicitation program for Alera designed to produce $2.5 to $3.0 million in private funding, sufficient to carry the subsidiary through spring 2001. In April a private placement of 140,000 shares of Series A redeemable convertible preferred stock for net proceeds of $350,000 was completed. On August 17, 2000 an additional 20,000 shares were issued for net proceeds of $50,000. The preferred shares carry a 5% dividend payable semi-annually in common shares of Alera valued at $2.50 per share.

Each share of preferred stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Alera Common Stock, subject to adjustment for stock splits and stock dividends. Each share of preferred stock will automatically convert into shares of Alera Common Stock at the time of the earlier of (i) the closing of a firm commitment underwritten public offering of not less than $5,000,000, or (ii) the date specified by written consent or agreement of the holders of 60% percent of the outstanding shares of such series.

In the event that Alera has not been sold or closed a firm commitment underwritten public offering of not less than $5,000,000 within two years following the closing of the private placement, the preferred stock holders have the option of converting their shares into common stock of PASW, Inc., the majority shareholder of Alera. The preferred shares will receive shares of PASW common stock based on the ratio of the cost of the preferred shares over 85% of the average per share closing price for PASW for 15 consecutive days. The value of the PASW shares used in the conversion calculation is limited to a range of $1.00 to $15.00.

Although Alera continued to meet performance objectives for the development and marketing of its products, capital market conditions deteriorated to the point that the additional private funding required for the Alera program could not be completed. Concurrently, the approximately $2.3 million in NSI stock received from the sale of our Internet and Web software to NetSilicon depreciated by 80% from August 31st to December 31st. This combination of factors materially impacted our ability to continue funding Alera operations and our administrative operations. During December we closed the administrative office and at the end of December ceased further development operations at Alera.

Strategic Investments

In 1999 the Company also commenced a program of identifying strategic investment opportunities and/or associations with operating companies that were compatible and complementary to the plan of operations. In accordance with this program, we made an investment in Combio, formerly FSPNetwork, Inc. ("Combio") in the fourth quarter of 1999 and signed a letter of intent to invest in RedFlag, Inc. ("RedFlag") in early 2000. The goal of this strategy was to both increase shareholder value and to create an operating group of companies that have mutually beneficial technology and businesses.

Combio Corporation

On October 25, 1999 the Company and Combio, formerly FSPNetwork, Inc. ("Combio") signed a Letter of Intent to enter into discussions with the purpose of entering a strategic relationship to jointly develop certain internet applications with financial institutions. The Company indicated that subject to entering into a definitive agreement it would invest up to $1,000,000 in Combio and under certain conditions up to an additional $2,000,000. On October 25, 1999 the Company loaned Combio $250,000 through a promissory note bearing interest at ten (10%) percent due in ninety days. The loan was for general corporate purposes. On December 3, 1999 the Company loaned Combio an additional $750,000 and converted the $250,000 note evidenced by a $1,000,000 convertible promissory note. On April 28, 2000 the note was converted into 715,084 shares of Series A Preferred Stock of Combio. The stock is equal to 5% of the outstanding capital stock of Combio concurrent with Combio’s closing of an equity financing at the same time.

During fall 2000 we were informed that Combio was experiencing difficulties in raising funds in the private market. Funding was not obtained and in December operations at Combio were curtailed. We believe that continued operations at Combio are doubtful and the Company's investment in Combio has been classified as an impaired asset and100% reserved at year-end.

RedFlag, Inc.

In January 2000, we signed a letter of intent to acquire up to 45% of RedFlag, Inc. ("RedFlag"). As part of the agreement, we had the right to acquire up to 45 percent of the shares of RedFlag in exchange for shares of PASW in the next 18 months, based on a pre-determined revenue schedule for RedFlag. The purchase price would range between $100,000 for 10% of RedFlag to $6,400,00 for 45% of RedFlag. The total amount of the purchase price would depend on their level of sales for the next 18 months. The number of shares of PASW will be based on the closing bid price of the stock on the date of the exchange, subject to a floor of $4.00 and a ceiling of $12.00 per share.

PASW has not exercised any right to acquire ownership in RedFlag.

Management Changes

On October 5, 2000 the Board of Directors accepted the resignation of Glenn P. Russell as Chairman and a Director of the Company. The board regretfully accepted his resignation and appointed William E. Sliney as the new Chairman and a Director effective on that date.

On December 21,2000 Dr. Reuben Sandler resigned from the board of directors. Dr. Sandler cited his personal workload created by the many activities in which he is involved. The board regretfully accepted his resignation and commended him for his excellent service during his term of office.

NASDAQ notifications of deficiencies

In July 2000 we received notification from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with the Net Tangible Asset requirements of their Market Place Rules (the "Rule(s)") in that we failed to have a minimum of $2 million in Net Tangible Assets. This deficiency was resolved when we completed the NSI transaction. In December 2000 we were notified by NASDAQ that we were not in compliance with the Rule that requires our stock to trade at a minimum bid price of $1.00 for 30 consecutive trading days and in January 2001 we were notified by NASDAQ that we are not in compliance with the Rule that requires a $1 million in minimum value of the Company's public float for 30 consecutive trading days. If we are not in compliance with the minimum trading price of our stock we could be delisted from the NASDAQ Small Cap Market as early as March 27, 2001 and if we do not meet the minimum value of the public float Rule as early as April 9, 2001.

Operating companies

While we began the year operating through three wholly-owned subsidiaries we ended the year with two: Alera Systems, Inc and Network Research Corporation Japan ("NRCJ"). We operate in one business segment and our fiscal year ends on December 31.

Employees

As of December 31, 2000, the Company employed two people in the administrative office. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that relations with our employees are good.

SUBSEQUENT EVENTS

Appointment of Director

On February 8, 2001 at a meeting of the board Mr. Reg J. Greenslade was elected as a member replacing Dr. Reuben Sandler and will serve until the next annual meeting of the board which is scheduled for June 1, 2001. Mr. Greenslade is the President of Big Horn Resources, an oil and gas exploration company, since 1995. Prior to that Mr. Greenslade held senior positions with several intermediate and senior oil and gas corporations

Simmons Energy Services Reverse Acquisition

In February 2001, PASW announced that it had entered into a letter of intent to acquire the operations of Simmons Energy Services Inc. ("SES"), a privately held Alberta (Canada) company. Under the terms of the proposed transaction, PASW will issue shares of its common and Series C convertible preferred stock to acquire SES in a transaction to be accounted for as a reverse acquisition. In a reverse acquisition, SES is considered to be the acquirer of PASW and all historic financial statements are restated to reflect only the operations of SES.

In February 2001, PASW also announced that Glenn P. Russell, the majority stockholder and former chairman of PASW, had entered into a letter of intent to sell 2,500,000 of his 3,000,000 shares of PASW to 912502 Alberta, a company controlled by Walter Dawson, a director, officer and shareholder of SES. Russell has agreed to vote his shares, representing approximately 66% of the voting common stock of PASW, in favor of the proposed reverse acquisition.

A definitive combination agreement between PASW and SES was executed in March 2001, with final closing subject to approval at the PASW annual meeting of shareholders expected to be held in June 2001. Walter Dawson, the Chairman and Chief Executive Officer of SES, and Victor Redekop, the President and Chief Operating Officer of SES, have agreed to join the board of directors of PASW.

In addition to approving the reverse acquisition at the PASW annual meeting of shareholders, the PASW shareholders will be voting to:

Reverse split outstanding common stock on a 1 for 4 basis,

Change the name of PASW, Inc. to Simmons Energy Services Inc. or such other name requested by SES,

Elect three additional directors submitted by SES,

Appoint PriceWaterhouseCoopers, the current auditors for SES, as the auditors for PASW for the year ending December 31, 2001,

Spin-off inactive businesses and assets currently owned by PASW to the pre-acquisition shareholders of PASW common stock

Approve certain amendments to PASW’s option plan, and

Change the domicile of PASW from California to Nevada.

The agreement calls for the issuance of 10,687,502 shares of PASW common stock (post-reverse split) for assets valued at $38,047,507, the issuance of one share of Series B special voting preferred stock ("Series B Shares") and the issuance of 1,017,276 shares of Series C convertible preferred stock ("Series C Shares") for the purchase of certain loans to SES totaling $3,621,500. Of the 10,687,502 shares of common stock to be issued by PASW to acquire SES, 2,251,703 shares of PASW common stock will be issued at the closing of the reverse acquisition, and 8,435,797 shares will be reserved for issuance upon the exchange of shares issued by a wholly owned Canadian subsidiary of PASW and that are exchangeable on a one-for-one basis into common shares of PASW. One share of Series B special voting preferred stock has also been issued. The Series B Shares will possess a number of votes equal to the number of outstanding exchangeable shares not owned by PASW or its affiliates and may be exercised for the election of directors and on all other matters submitted to a vote of PASW’s shareholders. In conjunction with the Series B Shares, the exchangeable shares have the economic and voting rights equivalent to those of PASW common stock. The 1,017,301 Series C Shares will be issued by PASW in the near future, subject to certain regulatory approvals and other conditions. The Series C Shares will be converted into 1,017,276 shares of common stock (post 1:4 reverse split) upon shareholder approval of the conversion terms at the PASW annual meeting of shareholders expected to be held in June 2001.

A term of the agreement stipulates that if PASW loses its listing on the NASDAQ Small Cap Market SES has the option of canceling the agreement. There is no assurance that this transaction can be completed in time to forego delisting or if the transaction can be completed at all.

Following the completion of the reverse acquisition, there will be approximately 12,834,000 common shares outstanding, assuming conversion of all preferred and exchangeable shares, of which the PASW shareholders existing prior to the reverse acquisition will own 8.8%.

PASW has not filed a registration statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933 with respect to securities of PASW or its subsidiaries issuable in connection with the reverse acquisition and accordingly, any PASW common shares issued in connection with the reverse acquisition will be "restricted" for the purposes of the Securities Act until a registration statement is effective.

Simmons Energy Services is a privately held Alberta (Canada) corporation that provides a wide range of services and products to international customers in the exploration, development and production of oil and gas. SES principally provides contract land drilling, workover and related services for oil, natural gas, water, geothermal and geotechnical wells.

Prior to the transactions discussed below, SES had no active business operations. In November 2000, SES agreed to acquire the shares of Simmons Drilling (Overseas) Limited ("Simmons Drilling"), Edeco Petroleum Services Limited ("Edeco"), CBM Simmons Drilling ("CBM Simmons"), an operating division in the United States of Simmons Drilling Corp. and certain operating equipment utilized by these companies. The acquisition of Simmons Drilling, Edeco, CBM Simmons and certain operating equipment will be completed by SES immediately before the closing of the reverse acquisition for total consideration of $38,047,500 payable in common shares of SES.

In January 2001, SES acquired Perforaciones Ecuadorianas S.A. PERFOREC ("Perforec"). Perforec is an Ecuador workover company with 5 workover rigs in operation. SES acquired Perforec for total consideration of approximately $4,750,000, consisting of cash of $1,781,250 and a convertible note payable for $2,968,750. If converted, the Perforec note payable would require the issuance of 750,000 additional shares of PASW common stock.

Mr. Dawson, Chairman of Simmons, brings a wealth of experience to PASW. Mr. Dawson was the founder and Executive Chairman of Bonus Resources Services Corp. (www.bonusgroup.com) until his resignation as a director earlier this year. After Mr. Dawson purchased control in 1993, Bonus entered the well servicing business through several acquisitions of independent service rig operators and is now a leader in the Canadian workover and drilling market with 245 rigs in Canada and Australia and annual revenues of Cdn. $233 million. Mr. Dawson also founded and served 19 years as President, Chief Executive Officer, and Director of Computalog Ltd., a wireline logging and perforating company which he started in 1972. Mr. Dawson expanded Computalog internationally and developed a research and development team that developed new state-of-the-art downhole equipment. Computalog became a public company in 1980 and was purchased by Precision Drilling for $200 million in 1999.

Prior to the effective date of the reverse takeover PASW will form a new subsidiary which will acquire PASW’s interests in our Alera Systems, Inc. and Network Research Corporation - Japan subsidiaries, our investment in Combio Corporation and certain other assets. The stock of the new subsidiary will be placed in trust for the benefit of PASW stockholders of record at a date to be set by the board of directors of the company. The shares of the subsidiary will only be distributed to PASW shareholders if it is determined that the underlying assets have sufficient value to justify the distribution and cost of registration with the Securities and Exchange Commission.

Simmons Energy Services – Company Background

Simmons Energy Services provides drilling, workover and maintenance equipment to international companies involved in exploration and development of oil and gas reserves. Simmons currently has an operating base in Ecuador, and has agreements to acquire all of the international workover and drilling rigs and equipment, related personnel and contracts of Simmons Group Inc, along with all of the issued and outstanding shares of Simmons Drilling (Overseas) Limited, and Edeco Petroleum Services Limited. Operations will be conducted from offices in Indonesia, South America, North America, England, Eastern Europe and the Middle East. The completion of these acquisitions is a condition to the combination agreement and will provide Simmons with 19 drilling rigs and 16 workover rigs, over 700 employees and a base of operations that has been in the oilfield service business for almost 40 years.

Simmons services an international customer base of major oil companies and large independent producers. The various types of rigs operated by Simmons perform a variety of services, including drilling, workovers or well servicing. In addition to drilling and workover services, Simmons offers a range of additional services to the oil, gas and industrial sectors in the United Kingdom and in selected overseas markets through its Edeco subsidiary.

Drilling: Simmons operates under contract, to drill an oil or gas well to a customers specifications. The contracts are generally on a day work, footage or turnkey basis. The majority of Simmon's drilling is done for wells up to 15,000 ft. in depth with rigs of up to 1200 horse power.

Workover and Servicing: Upon completion of drilling a successful well, a service rig is used to complete the well for production. Along with the completion of a well, a workover rig is used to do remedial work for the life of a well and may be deployed to a site several times for maintenance or equipment changes. Workover rigs and equipment are also used to re-enter old wellbores where production has been bypassed or where horizontal drilling needs to be preformed to reach production.

Maintenance: Simmons operates equipment specialized in valve maintenance and inspection services which are used on offshore or high wellbore pressure environment. Maintenance increases as equipment ages and Simmon's services can often enhance the useful life of this expensive product.

Risk Factors: Simmons business depends, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, could also materially affect the financial condition, results of operations and cash flow for SES.

Risk factors that affect SES include:

fluctuations in worldwide prices of oil and natural gas and demand for oil and natural gas;

fluctuations in levels of oil and gas exploration and development activities;

fluctuations in the demand for contract drilling and workover services;

the existence of competitors, technological changes and developments in the industry;

the existence of operating risks and hazards inherent in the contract drilling and workover industries, such as blowouts, oil spills, fires, adverse weather, natural disasters, injury to third parties, oil spills and other environmental damages;

the existence of regulatory uncertainties;

the risks associates with international operations, including the possibility of political instability in any of the countries in which we do business expropriation, nationalization, war, trade protection measures and economic currency exchange losses;

possible insufficient liquidity to meet the Company’s expansion plans;

the possibility of unexpected liabilities arising out of the Company’s non-Simmons legacy operations; and

general economic conditions.

Repricing of Registered Warrants

On March 29, 2001 the Board of Directors announced the repricing of the Company’s registered warrants (NASDAQ:PASWW). The exercise price of the warrants has been reduced from $7.50 to $4.00 per share provided that they are exercised on or before June 15, 2001. In addition to receiving one share of common stock, the warrant holders will receive a new warrant to purchase additional shares of common stock. For each two new warrants the holders will be able to purchase one share of common stock for $5.00 per share for a twelve-month period.

Private Placement

On March 29, 2001 the Board of Directors announced that it is seekingto raise up to $16 million through a private placement of 4,000,000 units at $4.00 each. Each unit will consist of one share of Series A convertible preferred stock and one warrant. For each two warrants the holder will be able to purchase one share of common stock for $5.00 per share for a twelve-month period. Each share of Series A convertible preferred stock will automatically convert to common stock upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission within 90 days of the closing of the private placement. The proceeds of the private placement will be used for the acquisition of a drilling, workover and trucking company in Venezuela and the purchase of additional drilling and workover rigs.  There can be no assurance that the private placementwill be consumated.

ITEM 2. DESCRIPTION OF PROPERTY

PASW conducts its operations at a leased facility located in Newbury Park, California consisting of approximately 11,500 square feet of office space. The lease for this facility expired in September 2000. The monthly lease payment for the facility was approximately $8,500. From September through December the Company continued to lease the property on a month-to-month basis at a rate of $9,862 per month. The Company vacated the premises on December 15, 2000 and is currently operating out of a single business office. Alera also leased additional space in Santa Monica, California, consisting of approximately 1,306 square feet of office space. The lease for this facility expires in 2002 and has a monthly lease payment of approximately $2,550. The Santa Monica office was closed in August 2000 and from that point efforts were made to sublet the property. The efforts to sublet proved unsuccessful and the property was returned to the landlord and the lease cancelled in February 2001 with the payment of $3220. In Japan we have subleased space of approximately 700 square feet at a monthly rate of approximately $2,000 on a month-to-month basis.

We believe that these facilities are adequate for our current needs at this time.

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

The Company is not a party to any other pending legal proceedings that management believes could have a material adverse effect on its financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against us in the future, which, regardless of the outcome, could have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS AND DIRECTORS

Name                                               Age                                 Position

William E. Sliney..............                  62                     Chairman, President and Chief Financial Officer

Wayne T. Grau.................                 52                      Director

Reg J. Greenslade                               37                       Director

Joseph Lechman................                 33                     Director

William E. Sliney. Mr. Sliney has been our chairman since October 2000, president since December 1999 and chief financial officer since April 1999. Before joining us, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was chief executive officer for Gumps. Mr. Sliney received his masters in business administration from the University of California at Los Angeles.

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

Reg J. Greenslade. Mr. Greenslade has been a director of PASW since February 2001 He is the President of Big Horn Resources, an oil and gas exploration company, since 1995. Prior to that Mr. Greenslade held senior positions with several intermediate and senior oil and gas corporations. He has been extensively involved in oilfield operations and is recognized for his work in the specialized field of horizontal well technology. Mr. Greenslade received his Bachelor of Science in Mechanical Engineering with a minor in Industrial Management and Engineering from Montana State University. He is a member of the Association of Professional Engineers (APEGGA) and of the Canadian Institute of Mining, Metallurgy and Petroleum.

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

(1) Mr. Greenslade was elected a director on February 8, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and warrants began trading on the NASDAQ SmallCap Market under the symbol "PASW" and "PASWW" on July 29, 1999, respectively. The following table sets forth the high and low bid prices as reported on NASDAQ for the periods indicated below.

Year ending December 31,1999

Quarter High Low

09/30/99 Common Stock          10.125    6.625

09/30/99 Warrants                   2.063     1.875

12/31/99 Common Stock          9.875      4.625

12/31/99 Warrants                    2.875     1.733

Year ending December 31,2000

03/31/00 Common Stock            13.50     5.6875

03/31/00 Warrants                      6.75      1.75

06/30/00 Common Stock            7.75       2.2812

06/30/00 Warrants                       4.50      0.75

09/30/00 Common Stock           6.0625   2.125

09/30/00 Warrants                     1.25       0.5312

12/31/00 Common Stock            2.25       0.1875

12/31/00 Warrants                       0.75      0.0938

Number of Holders of Common Stock

At December 31, 2000, there were approximately six stockholders of record of the Company's Common Stock. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is approximately 850.

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

In conjunction with a management reorganization, on December 1,1999 the Board of Directors approved the issuance of warrants and options to acquire 1,480,000 shares of the Company’s common stock to a team of strategy consultants led by Kaz Hashimoto, formerly CEO of Cygnus Solutions. The warrants and options provide for the purchase of PASW common stock at $5.75 per share (the fair market value at the date of issuance) for a period of five years and are exercisable only if the closing price of the Company’s common stock is $10.00 per share or more for 15 consecutive trading days. The warrants and options were subsequently registered on a Form S-8 on March 1, 2000.

On December 3, 2000 1,245,000 of the warrants were cancelled and 235,000 new warrants were issued at a price of $2.50 - (the fair market value at the date of issuance) fully vested and exercisable through the period ending November 30, 2004

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company’s products in the Company’s market segments; the Company’s ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; sell-through of the Company’s products; the continued emergence of the internet resulting in new competition and changing customer demands; the Company’s ability to adapt and expand its product offerings in light of changes to and developments in the internet environment; growth rates of the Company’s market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment; the possibility of programming errors or other "bugs’ in the Company’s software; the timing and customer acceptance of new product releases and services (including current users’ willingness to upgrade from older versions of the Company’s products); the consummation of possible acquisitions or combinations; and the Company’s ability to integrate acquired or combined operations with its existing business and otherwise manage growth; and the Company’s ability to generate or obtain additional capital resources to fund its operations and growth. Additional information on these and other risk factors are included in the "Factors That May Affect Future Results" section in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 29, 2000, the risk factors included in this filing under "Factors That May Affect Future Results" and the risks discussed in the Company’s other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgement, belief and expectations only as of the date hereof The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

Following the completion of our initial public offering effective July 29, 1999, the Company refined its strategic focus in the Fourth Quarter 1999 in order to enhance our positioning and flexibility in the rapidly growing market for Internetworking technology and to improve the utilization of our assets and competencies. Key elements of the business strategy involve the segregation of our core technology into separate business units and identifying strategic investment opportunities and/or associations with other operating companies

Establishing separate business units for the core technology facilitates the ability to develop and commercialize the underlying technology and will also allow for either private or public investment, joint ventures or mergers that are beneficial to such development and commercialization. Accordingly, we transferred the operating assets and technology that represented the historical business of the Company into a wholly owned subsidiary. The technology and personnel responsible for the Internet and Web related software and software development tools and the technology and personnel responsible for the embedded Web browser and server became PSI Technologies, Inc. ("PSI").

Results of Operations from Continuing Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:

	Year ended December 31,
	1999	2000
Net revenue	100.00%	100.00%
Cost of revenue	11.16	19.11
Gross profit	88.84	80.89
Selling, general and administrative	125.96	244.89
Research and development	54.69	111.92
Depreciation and amortization	2.91	5.54
Former officer consulting and administrative expense
	37.76	0
Total operating expenses	221.33	362.35
Net loss from operations	(132.49)	(281.46)
Other income (expense)	18.77	(201.79)
Net loss from continuing operations	(113.71)	(483.25)
Net gain (loss)from discontinued operations	(248.16)	150.44
Net loss	(361.87)	(332.81)
Other comprehensive unrealized gains and (losses) and foreign currency translation	2.12	(157.12)
Net loss	(359.76)%	(489.93)%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

	Year ended December 31,
	1999	2000
United States	47%	45%
United Kingdom and Europe	30	8
Japan and Asia	22	46
Other	1	1
Total	100%	100%

Net revenue

Our net revenues from continuing operations increased 13% to $785,156 from $680,919 from 1999 to 2000. Sales of licenses decreased 7% from 1999 due to lower sales in the United Kingdom. Royalty revenue increased by 57% from 1999 to 2000 to $371,731 from $235,288 principally due to higher royalty revenue in Japan.

We expect international sales to continue to represent a significant portion of net revenue although the percentage may fluctuate from period to period. We generally price our foreign licenses in dollars. An increase in the relative value of the dollar against Japanese and European currencies may reduce our revenue in dollar terms or could make our products more expensive

Cost of revenue

The cost of our revenue for the year 2000 was $150,059 or 19% of sales compared to $75,996 or 11% of sales in 1999. The increase in cost of sales related to higher direct and indirect costs for production and duplication of manuals and media for software products charged against sales for the year 2000 as the Company curtailed production of software products.

Selling, general and administrative

Selling, general and administrative expense increased to $1,922,826 in 2000 from $857,682 in 1999. This increase is the result of increases in the sales and marketing staffs which were expanded after the receipt of funds from the Company’s initial public offering in July, 1999, an increase in administrative costs for expenses associated with the Company becoming a public company and the continued funding of expense associated with the Company's Alera subsidiary. The cost of these expenses as a percentage of revenue increased to 245% of net revenue in 2000 from 126% in 1999.

Research and development expense

Our research and development expense increased to $878,758 or 112% of revenue in 2000 from $372,401 or 55% of in 1999. The increase is principally attributable to a continuation of expenses associated with the initial operation of the Company’s Alera subsidiary.

Depreciation and amortization

Depreciation and amortization increased to $43,466 in 2000 from $19,827 in 1999. This increase was attributable to expenditures of $124,739 in capital additions in 2000 used for continued development of the Alera subsidiary.

Former officer’s consulting and administrative expense

The former officer’s consulting and administrative expense decreased to zero in 2000 from $257,143 in 1999. This expense was incurred in connection with our buyout of a former officer's employment agreement in March 1996. At that time, the former officer also entered into a covenant not to compete and into a consulting agreement. Under the consulting agreement, he agreed to make himself available to provide financial consulting to the Company as requested. The decrease in expense for 2000 is due to the expiration of these agreements in September 1999.

Other income and expense

In the year 2000 we incurred losses on sales of securities which we recieved resulting from the sale of certain assets to NetSilicon, Inc.  These losses aggregated $534,689. In addition at year end we recorded a charge to Comprehensive Income of $1,183,184 to recognize the unrealized loss incurred from September to December resulting from the decrease in market price for the stock.

At December 2000 we determined that our investment of $1,000,000 in Combio Corporation could be impaired in light of Combio's inability to secure additional funding for its operations therefore we reserved the full amount as an impaired asset.

Loss from discontinued operations

On August 31, 2000 we completed the sale of certain assets of our PSI Technology subsidiary to NetSilicon, Inc. We received 90,000 shares of NetSilicon common stock that had a value of $2,328,750. The loss from operations of PSI Technology from January 1, 2000 through Augusts 31, 2000 was $1,147,529.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. For the year 2000 the Company had no income tax liability.

Liquidity and capital resources

At December 31, 2000 and December 31, 1999 we had working capital (deficit) of $(16,004) and $2,522,666 and cash and cash equivalents of $254,369 and $1,661,708.

We used $2,613,849 in cash flow from operating activities for the year 2000 compared to using $2,209,272 for 1999. The increase in use of cash of $404,577 for operating activities was the result of an increased loss for the year, a charge for stock-based compensation of $246,544, a decrease of $88,195 in accounts receivable, an increase of $105,116 in prepaid expenses, a decrease in other receivables of $43,000, an increase in other assets of $9,980, an increase in accounts payable and other accrued expenses of $56,539, a decrease of $148,510 in other liabilities and a decrease of $192,870 in deferred revenue.

Our investing activities in year 2000 consisted of the purchase of fixed assets of $124,739 and the proceeds of the sale of marketable securities of $412,336 compared to the purchase of assets of $236,635 and the acquisition of a note receivable of $1,000,000 in 1999.

We provided $569,250 from financing activities in year 2000 through the exercise of options and warrants in the Company and the investment of $400,000 through the private placement of preferred stock in our Alera subsidiary. Financing activities in year 1999 consisted of $4,293,989 from the net proceeds of the Company's initial public offering, $500,000 from a private placement of common stock, borrowings and repayments of $459,295 and exercise of options and warrants of $75,000.

Corporate Strategy Consultants

On December 1, 1999 the Board of Directors approved a management reorganization in order to provide Glenn Russell, CEO and Chairman of the Board, the resources necessary to enhance the Company’s positioning in the rapidly growing market for Internetworking Technology and to improve the utilization of its assets and competencies In conjunction with a management reorganization, on December 1,1999 the Board of Directors approved the issuance of warrants and options to acquire 1,480,000 shares of the Company’s common stock to a team of strategy consultants led by Kaz Hashimoto, formerly CEO of Cygnus Solutions. The warrants and options provide for the purchase of PASW common stock at $5.75 per share (the fair market value at the date of issuance) for a period of five years and are exercisable only if the closing price of the Company’s common stock is $10.00 per share or more for 15 consecutive trading days. . As additional consideration to the team of strategy consultants, the company agreed to pay a fee equal to 10% of any profit realized on its investment in Combio. The warrants and options were subsequently registered on a Form S-8 on March 3, 2000. On December 3, 2000 1,245,000 of the warrants were cancelled and 235,000 new warrants were issued at a price of $2.50 - (the fair market value at the date of issuance) fully vested and exercisable through the period ending November 30, 2004

Short-Term Borrowings

On July 12, 2000 our Alera subsidiary negotiated a $200,000 Revolving Note with Patrick Williams Ltd. for general working capital purposes. The note carried an interest rate of ten (10%) percent, was due six months from the initial date and was guaranteed by the Company. Periodic borrowings against the note were made from July through September and the note plus accrued interest was paid in October 2000.

Factors That May Affect Future Results

This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have received a Going Concern opinion from our auditors on our financial statements for the year ended December 31, 2000. Those statements indicate that we have reported losses for our last two years and if we do not become profitable our business could be adversely affected.

We reported losses of $2,464,067 and $2,613,101 for the years ending December 31, 1999 and 2000. In 1999 these losses include about $257,143 paid to a former officer for consulting and administrative expenses. We also have an accumulated deficit of $ 6,241,830 and a stockholders equity of $3,512 as of December 31, 2000. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

We have been notified by the NASDAQ Stock Market that we are deficient in two of its Market Place Rules specifically concerning the minimum trading price of our stock and the minimum value of our public float. If the deficiency is not cured we face delisting from the NASDAQ Small Cap Market as early as March 27,2001 Based on our consolidated balance sheet of December 31, 2000 we are also deficient in the Net Tangible Asset Market Place Rule.

In December 2000 we were notified by NASDAQ that we were not in compliance with the Rule that requires our stock to trade at a minimum bid price of $1.00 for 30 consecutive trading days and in January 2001 we were notified by NASDAQ that we are not in compliance with the Rule that requires a $1 million in minimum value of the Company's public float for 30 consecutive trading days. If we are not in compliance with the minimum trading price of our stock we could be delisted from the NASDAQ Small Cap Market as early as March 27, 2001 and if we do not meet the minimum value of the public float Rule as early as April 9, 2001. Based on our consolidated balance sheet of December 31, 2000 the Company is not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 ( c)(2)(B) in that we failed to have a minimum of $2 million in Net Tangible Assets

We have entered into an agreement for a reverse acquisition with Simmons Energy Services however there is no assurance that the transaction can be completed.

A definitive combination agreement between PASW and Simmons Energy Services ("SES") was executed in March 2001, with final closing subject to approval at the PASW annual meeting of shareholders expected to be held in June 2001. In addition to approving the reverse acquisition at the PASW annual meeting of shareholders, the PASW shareholders will be voting to:

Reverse split outstanding common stock on a 1 for 4 basis,

Change the name of PASW, Inc. to Simmons Energy Services Inc. or such other name requested by SES,

Elect three additional directors submitted by SES,

Appoint PriceWaterhouseCoopers, the current auditors for SES, as the auditors for PASW for the year ending December 31, 2001,

Spin-off inactive businesses and assets currently owned by PASW to the pre-acquisition shareholders of PASW common stock

Approve certain amendments to PASW’s option plan, and

Change the domicile of PASW from California to Nevada.

The reverse acquisition agreement is subject to the completion of due diligence by both parties and stipulates that if PASW loses our listing on the NASDAQ Small Cap Market SES has the option of canceling the agreement. There is no assurance that this transaction can be completed in time to forego delisting or if the transaction can be completed at all.

We have limited resources available to continue operations unless a successful transaction is completed with a merger partner or that additional funding can be obtained from outside sources.

At the present time we have limited resources available to continue operations other than maintaining day-to-day operations without any capabilities for expansion. The revenue received from our NRCJ subsidiary is sufficient to handle only maintenance administrative operations for the Company. In the current market it is doubtful that funding can be obtained for resumption of operations of our Alera subsidiary therefore we run the risk of not being able to pursue activities that would ultimately benefit the long range strategies of the new Company created by the reverse takeover of our Company by SES.

Because our operating subsidiary depends on a small number of large orders, the loss or deferral of orders may have a negative impact on revenue.

NRCJ is our only operating subsidiary and as such provides the majority of the funds required to operate the Company. Although none of its customers has accounted for 10% or more of total revenue in any fiscal year, a significant portion of software license revenue in each quarter is derived from a small number of relatively large orders. While we believe that the loss of any particular customer is not likely to have a material adverse effect on our business, our operating results could be materially adversely affected if our operating subsidiaries were unable to complete one or more substantial license sales in any future period.

Any decrease in the market acceptance of our operating subsidiary's Internet and web products or lack of acceptance of new products would decrease our revenue.

Our future results depend heavily on continued market acceptance of our operating subsidiary's products in existing and new markets. Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for all its revenue in the years ended December 31, 1999 and 2000. There is no assurance that Net Silicon will continue to fund the research required to keep our subsidiary supplied with state of the art products, that Net Silicon will continue the Distribution Agreement with NRCJ beyond its current termination date or that our subsidiary will have sufficient funds to properly advertise and market their product lines as an independent distributor. Any of these factors could have a material effect on our continued operations and financial results.

Because our ownership is concentrated, our officers and directors and independently our majority stockholder will be able to control all matters requiring stockholder approval including delaying or preventing a change in our corporate control or taking other actions of which individual shareholders may disapprove.

Our officers, directors and independently the majority stockholder beneficially own approximately 73% of our outstanding common stock. These parties will be able to exercise control over all matters requiring stockholder approval and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, our officers, directors and independently the majority stockholder could approve or cause the Company to take actions of which you disapprove or that are contrary to your interests. While the majority stockholder has indicated his approval of the transaction between the company and SES his ability to exercise control over all matters requiring stockholder approval could prevent or significantly delay another company from acquiring or merging with us at prices and terms that you might find to be attractive.

Issuance of our authorized preferred stock could discourage a change in control, could reduce the market price of our common stock and could result in the holders of preferred stock being granted voting rights that are superior to those of the holders of common stock.

The Company is authorized to issue preferred stock without obtaining the consent or approval of stockholders. The issuance of preferred stock could have the effect of delaying, deferring, or preventing a change in control. Management also has the right to grant superior voting rights to the holders of preferred stock. Any issuance of preferred stock could materially and adversely affect the market price of the common stock and the voting rights of the holders of common stock. The issuance of preferred stock may also result in the loss of the voting control of holders of common stock to the holders of preferred stock.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Index to Financial Statements                                                                                                                                      F-2

PASW, Inc. Financial Statements as of and for the year ended December 31, 2000 and 1999                               F-4 through F-23

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No. Description Page

                           2.1 Combination Agreement amoung PASW, Inc. Glenn P. Russell and Simmons Energy Services Inc. (4)

                           2.2   Voting Trust and Exchange Rights Agreement amoung PASW, Inc. [#2] Alberta Ltd., Shareholders and Montreal Trust Company of Canada (4)

                           2.3   Support Agreement amoung PASW, Inc.  and [#2] Alberta Ltd.(4)

                            2.4   Share Capital Provisions to be INcluded in the Articles of Incorporation of [#2] Alberta Ltd.

                            3.1 Articles of Incorporation of the Registrant, as amended to date (4)

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

                            10.6 Consulting Agreement dated March 8, 1996 between Kenneth Woodgrift and Pacific Softworks (1)

                            10.7 Letter from Golenberg & Co, merchant bankers, to Glenn Russell dated June 18, 1998 and Letter from Pacific

                                             Softworks to Glenn Golenberg dated January 27, 1999 (1)

10.8 Letter of intent regarding investment in FSPNetwork dated October 25, 1999 (2).

10.9 Convertible 10% promissory note due from FSPNetwork (3)

10.10 Letter of intent regarding investment in RedFlag dated January 13, 2000(3)

10.11 NetSilicon sale of assets dated September 8, 2000

10.12 Letter of intent between PASW, Inc. and Simmons Energy Services dated February 9, 2001

                            21.1 Subsidiaries of the Registrant*

(1) As filed on Form SB2 effective July 29, 1999.

(2) As filed on Form 10-QSB on November 12, 1999.

(3) As filed on Form 10KSB dated March 28, 2000

(4) As filed on Form 8-K effective March 29, 2001

* Filed herewith

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASW, Inc.

(Registrant)

Date: March 28, 2001 By: William E. Sliney

                                     Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                                        Date

William E. Sliney       Chairman, President and Chief Financial Officer               03/28/01

Wayne T. Grau         Director                                                                          03/28/01

Reg J . Greenslade     Director                                                                          03/28/01

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

PASW, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

CONTENTS

INDEPENDENT AUDITORS’ REPORT                                                     F-1

CONSOLIDATED BALANCE SHEETS                                                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS          F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY       F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8 - F-23

INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

PASW, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of PASW, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred significant operating losses to date and has negative cash flows from operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans with respect to those matters are discussed in Note 18 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.

Certified Public Accountants

Los Angeles, California

February 28, 2001

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                                                                                                                   December 31,

ASSETS                                                                                                                                                                                   2000                1999

CURRENT ASSETS

Cash and cash equivalents                                                                                                                                                     $ 254,369          $ 1,661,708

Accounts receivable, net of allowance for doubtful

accounts of $-0- and $72,986                                                                                                                                                 157,381                 175,751

Note receivable                                                                                                                                                                                       -          1,000,000

Securities available for sale                                                                                                                                                      198,541                            -

Prepaid expenses and other current assets                                                                                                                                30,867                   75,753

Total current assets                                                                                                                                                                 641,158              2,913,212

PROPERTY AND EQUIPMENT, less accumulated

depreciation and amortization of $43,852 and $426,589                                                                                                          12,784                 241,003

OTHER ASSETS                                                                                                                                                                      6,732                   13,193

TOTAL ASSETS                                                                                                                                                               $ 660,674          $ 3,167,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses                                                                                                                                $ 657,162        $ 390,546

Total current liabilities                                                                                                                                                                 657,162            390,546

Deferred revenue                                                                                                                                                                                -              149,872

Commitments and contingencies                                                                                                                                                           -                        -

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; 10,000,000 shares

authorized, no shares issued and outstanding                                                                                                                                           -                     -

Common stock, $.001 par value; 50,000,000 shares

authorized; 4,517,400 and 4,402,500 shares

issued and outstanding                                                                                                                                                                  4,518              4,403

Additional paid-in capital                                                                                                                                                       6,265,653        5,042,624

Retained deficit                                                                                                                                                                   (6,241,830)    (2,445,615)

Cumulative adjustment for foreign currency translation                                                                                                        (24,829)           25,578

Total stockholders’ equity                                                                                                                                                            3,512        2,626,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY                                                                                              $ 660,674      $ 3,167,408

The accompanying notes are an integral part of these consolidated financial statements.

F-2-

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                                                                                            For the Years Ended

                                                                                                                                                                                                December 31,

                                                                                                                                                                                               2000            1999

Revenue

Sales                                                                                                                                                                            $ 413,425             $ 445,631

Royalties and other                                                                                                                                                          371,731                235,288

Total                                                                                                                                                                                785,156                680,919

Cost of revenue

Purchases and royalty fees                                                                                                                                              150,059                  75,996

Gross profit                                                                                                                                                                    635,097                 604,923

Operating expenses

Selling, general and administrative                                                                                                                                1,922,826                 857,682

Research and development                                                                                                                                              878,758                 372,401

Depreciation and amortization                                                                                                                                            43,466                   19,827

Former officer’s consulting and administrative expenses                                                                                                              -                  257,143

Total operating expenses                                                                                                                                               2,845,050               1,507,053

Loss from operations                                                                                                                                                   (2,209,953)               (902,130)

Other income (expenses)

Interest income                                                                                                                                                               18,515                       14,389

Other income                                                                                                                                                                          -                       119,941

Interest expense                                                                                                                                                             (1,286)                     (6,501)

Other expense                                                                                                                                                             (66,909)                               -

Loss on sale of securities                                                                                                                                            (534,689)                              -

Loss from impaired assets                                                                                                                                         (1,000,000)                              -

Total other income (expense)                                                                                                                                    (1,584,369)                   127,829

Loss from continuing operations before income taxes                                                                                                 (3,794,322)                 (774,301)

Income tax expense                                                                                                                                                                -                                 -

Loss from continuing operations                                                                                                                               (3,794,322)                  (774,301)

Discontinued operations:

Loss from operations of internet and web software

divisions (net of income taxes of $ -0-)                                                                                                                     (1,147,529)                (1,689,766)

Gain on disposal of internet and web software

divisions (net of income taxes of  $ -0-)                                                                                                                      2,328,750                               -

                                                                                                                                                                                   1,181,221               (1,689,766)

NET LOSS                                                                                                                                                            $(2,613,101)             $(2,464,067)

NET LOSS PER COMMON SHARE - Basic and Diluted

Continuing operations                                                                                                                                                 $(0.84)                      $(0.19)

Discontinued operations                                                                                                                                                  0.26                         (0.43)

NET LOSS                                                                                                                                                                $(0.58)                     $(0.62)

WEIGHTED AVERAGE COMMON SHARES

Basic and diluted                                                                                                                                                     4,487,337                   3,946,392

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                                                                                                For the Years Ended

                                                                                                                                                                                    December 31,

                                                                                                                                                                           2000                       1999

COMPREHENSIVE INCOME (LOSS)

Net loss                                                                                                                                                          $(2,613,101)            $(2,464,067)

Net unrealized loss on available for sale securities                                                                                              (1,183,184)                              -

Foreign currency translation adjustment                                                                                                                (50,407)                      14,415

COMPREHENSIVE LOSS                                                                                                                          $(3,846,692)             $(2,449,652)

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

                                                                                                                                                                                                                                                                      Cumulative

                                                                                                                                                                                                                                                                         Foreign

                                                                                                                                                                                                    Additional                                                  Currency                       Total

                                                                                                                                     Common Stock                                     Paid-in                    Retained                 Translation              Stockholders’

                                                                                                                                Shares                Amount                          Capital                   Earnings                 Adjustment                 Equity

Balance at January 1, 1999                                                                               3,200,000                $ 3,200                          $ 174,658                    $ 18,452                        $ 11,163                    $ 207,473

Private placement of common  stock                                                                100,000                       100                             499,900                                  -                                    -                      500,000

Initial public offering, net                                                                                   950,000                        950                         3,642,350                                 -                                    -                     3,643,300

Sale of over allotment, net                                                                                 142,500                        143                             650,726                                 -                                    -                        650,869

Exercise of warrants                                                                                               10,000                          10                               74,990                                 -                                    -                          75,000

Foreign currency translation adjustment                                                                    -                           -                                          -                                 -                         1 4,415                          14,415

Net loss                                                                                                                             -                             -                                        -                  (2,464,067)                                  -                    (2,464,067)

Balance at December 31, 1999                                                                       4,402,500                    4,403                             5,042,624                 (2,445,615)                         25,578                     2,626,990

Exercise of options                                                                                                31,500                         31                                  95,594                                   -                                   -                      95,625

Issue of Series A convertible Preferred stock in subsidiary                                 -                            -                                 400,000                                   -                                   -                     400,000

Exercise of warrants                                                                                            83,400                          84                                  473,541                                   -                                  -                     473,625

Warrants issued as compensation for services                                                    -                               -                                   36,000                                    -                                  -                       36,000

Options issued to employees                                                                                  -                               -                                  217,894                                    -                                  -                     217,894

Change in market value of available for sale securities and investments        -                               -                                           -                    (1,183,184)                                    -              (1,183,184)

Foreign currency translation adjustment                                                              -                                -                                           -                                  70                          (50,407)               (50,337)

Net loss                                                                                                                       -                                 -                                          -                     (2,613,101)                                     -            (2,613,101)

Balance at December 31, 2000                                                                       4,517,400                 $ 4,518                            $ 6,265,653                 $(6,241,830)                      $ (24,829)                  $ 3,512

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                                                                                        For the Years Ended

                                                                                                                                                                                                December 31,

                                                                                                                                                                                                2000                  1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                                                                                                          $ (3,794,322)     $(2,464,067)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                                                                                                                                                    43,466              77,828

Bad debt (recovery)                                                                                                                                                                           -            (13,414)

Impairment of notes receivable                                                                                                                                              1,000,000                        -

Write-off of fixed assets                                                                                                                                                            164,836                        -

Loss on marketable securities                                                                                                                                                   534,689                        -

Stock-based compensation                                                                                                                                                      246,544                        -

(Increase) decrease in assets:

Accounts receivable                                                                                                                                                                  18,370            106,565

Related party receivable                                                                                                                                                                   -                43,000

Prepaid expenses and other current assets                                                                                                                                44,886           (60,230)

Deposits and trademark                                                                                                                                                              6,461             (3,519)

Increase (decrease) in liabilities:

Accounts payable and accrued expenses                                                                                                                                266,616           210,077

Related party payable                                                                                                                                                                  -               (103,705)

Accrued taxes payable                                                                                                                                                                  -                (21,705)

Customer deposits                                                                                                                                                                           -             (23,100)

Deferred revenue                                                                                                                                                                 (149,872)             42,998

                                                                                                                                                                                          (1,618,326)       (2,209,272)

Loss from discontinued operations                                                                                                                                        (995,523)                      -

Net cash used in operating activities                                                                                                                                    (2,613,849)       (2,209,272)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                                                                                                                                    (124,739)          (236,635)

Acquisition of note receivable                                                                                                                                                             -        (1,000,000)

Proceeds on sale of marketable securities                                                                                                                              412,336                    -

Net cash provided (used) by investing activities                                                                                                                      287,597          (1,236,635)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from private placement                                                                                                                                                       -             500,000

Proceeds from initial public offering                                                                                                                                                    -          3,643,300

Proceeds from over allotment                                                                                                                                                            -             650,869

Exercise of options and warrants                                                                                                                                            569,250               75,000

Sale of subsidiary stock                                                                                                                                                         400,000                     -

Proceeds of borrowings                                                                                                                                                             -                     459,295

Repayment of borrowings                                                                                                                                                         -                    (459,295)

Net cash provided by financing activities                                                                                                                               969,250           4,869,169

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                                                (50,337)                 14,415

NET INCREASE (DECREASE) IN CASH                                                                                                                   (1,407,339)           1,437,677

CASH AND CASH EQUIVALENTS – BEGINNING                                                                                                  1,661,708               224,031

CASH AND CASH EQUIVALENTS - ENDING                                                                                                          $ 254,369       $ 1,661,708

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for –

Interest paid                                                                                                                                                                         $ 1,286             $ 6,501

Income taxes paid                                                                                                                                                                 $       -              $         -

CASH FLOW STATEMENT

SCHEDULE OF NON-CASH ACTIVITIES:

During 2000:

-The Company wrote off $35,794 in net book value in unused fixed assets.

-The Company charged $129,042 for fixed assets relating to discontinued operations.

-A note receivable in the amount of $1,000,000 was converted into equity securities.

-The Company received equity securities valued at $2,328,750 as consideration for the sale of assets.

-Equity securities valued at $253,894 were issued as compensation for services.

During 1999, the Company issued warrants to purchase the following:

-80,000 units valued at $107,481 for services rendered by various consultants, attorneys and others in connection with its IPO;

-1,180,000 units valued at $1,736,323 for services rendered by various consultants in connection with its restructuring;

-7,654 units valued at $14,147 to an executive search firm.

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PASW, Inc., formerly Pacific Softworks, Inc., incorporated in California in November 1992, develops and licenses Internet and Web related software and software development tools. Its products enable Internet and Web based communications, based on a set of rules known as protocols, and are embedded into systems and "information appliances". It has also developed proprietary technology that allows its business customers to greatly improve the management of their distributed remote assets. Utilizing this technology consumer goods and food manufacturers can now monitor inventory at remote sites, such as grocery or discount store shelves, as well as market from those shelves directly to consumers as they are making their buying decisions. The combination of real-time operations and marketing control allows for savings of operational expenses as well as improved marketing efficiencies. The Company’s operations are conducted principally from its offices in Southern California, and it maintains sales offices in England and Japan.

Basis of Consolidation

The consolidated financial statements include the accounts of PASW, Inc. ("PSI") and its wholly owned subsidiaries:

Network Research Corp. Japan, Ltd. ("NRC");

Alera Systems, Inc. ("Alera"), formerly iApplianceNet.com ("iAppliance"), a California Corporation;

Pacific Acquisition Corporation ("PAC"), a California Corporation;

PSI Softworks Technology, Inc. ("PST"); and

PASW Europe Limited ("Europe"), a United Kingdom Corporation

All references herein to PSI or the "Company" include the consolidated results of PSI and its subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

In January of 1998, PSI purchased the remaining 21% of NRC stock held by a third party, to increase its holdings to 100%. The purchase price was $5,000. The acquisition has been accounted for as a purchase. All of NRC’s operations and assets are located in Japan.

Alera is a wholly owned subsidiary of PSI and was incorporated in California in August 1999. Alera was inactive during the period ended December 31, 1999 and began operations in January 2000.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation (continued)

PAC and Europe were formed in 1999. PAC and Europe were inactive in 2000 and 1999.

PST was formed in 2000 and was sold on August 31, 2000.

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

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, note receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, note receivable, accounts payable and short-term debt approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2000 and 1999.

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

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Subsequent to the termination of the Company’s S Corporation election, provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Translation of Foreign Currency

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

Stock Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. See Note 9 for proforma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by SFAS No. 123.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investment in Equity Securities

The Company accounts for its investments in equity securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard provides that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders’ equity until realized.

NOTE 2 - INVESTMENT IN EQUITY SECURITIES

At December 31, 2000, marketable investments classified as available for sale are comprised as follows:

                                        Common stock

                                        Market value     $   198,541

                                         Cost                     1,381,725

                                        Unrealized loss $(1,183,184)

During the period ended December 31, 2000, the Company recognized realized losses as follows:

Proceeds from sale $ 412,336

Cost                          947,025

Realized loss        $ (534,689)

The Company uses the average cost method in computing realized gains and losses, which are included in other income (expense), in the consolidated statement of operations.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 3 - NOTE RECEIVABLE

On December 3, 1999, the Company acquired for cash a $1,000,000 convertible promissory note bearing interest at 10% from Financial Services Provider Network, Inc. ("FSPN"). The note and accrued interest up to 6% is convertible into FSPN’s capital stock at the time of FSPN’s next equity based round of venture financing ("Subsequent Equity"). Upon such conversion, this note shall be canceled and accrued interest in excess of 6% for the number of days elapsed shall be forfeited. On April 17, 2000, the note was converted into 715,084 shares of FSPN Series A Preferred Stock. The Company has determined that this investment is fully impaired at December 31, 2000, and a loss of $1,000,000 has been charged to operations.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                            December 31,

                                                                                    2000              1999

Furniture, fixtures and equipment                     $       31,636         $ 388,879

Computer software                                                   25,000            278,713

                                                                                 56,636           667,592

Less: accumulated depreciation and amortization        43,852        (426,589)

Fixed assets – net                                                    $ 12,784        $ 241,003

Depreciation and amortization expense recorded in

the statement of operations                                        $ 87,804        $ 77,828

Unamortized computer software costs                        $ 9,140        $            -

Amortization of computer software costs                  $ 15,860       $            -

NOTE 5 - NOTE PAYABLE

The Company had a note payable from its underwriter for $200,000, dated July 6, 1999, bearing interest at 10% per annum and due at the earlier of October 6, 1999 or upon the Company’s receipt of funds from its IPO. The loan was repaid in 1999.

NOTE 6 - DEFERRED REVENUE

The Company provides technical support for its products, usually over a twelve-month term. Revenue is recognized as earned on a straight-line basis.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company occupied two facilities under terms of operating leases expiring September 15, 2000 and August 31, 2002, respectively. Rent expense included in the statement of operations totaled $98,121 and $137,643 in 2000 and 1999, respectively. The Company leases an auto under the term of an operating lease, expiring August 31, 2002. Auto lease expense included in the statements of operations totaled $14,548 and $19,278 in 2000 and 1999, respectively.

Future minimum lease payments are as follows:

2001                $40,866

2002                 20,374

NOTE 8 - CAPITAL STOCK

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

In July 1999 the Company through its underwriter, sold 950,000 units and an over-allotment of 142,500 units at $5.25 per unit. The proceeds were as follows:

                                                                      950,000 Units     142,500 Units

950,000 at $5.25 per share                              $ 4,987,500     $             -

142,500 at $5.25 per share                                          -              748,125

Underwriter’s discount and expenses                   (613,375)        (97,256)

Other offering costs                                              (730,825)                    -

Net proceeds                                                     $ 3,643,300      $ 650,869

Each unit consists of one share of common stock and one common stock purchase warrant, entitling the holder thereof to purchase one share of common stock for two years at an exercise price of $7.50 per share.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 8 - CAPITAL STOCK (Continued)

During the year ended December 31, 2000, options and warrants were exercised into 114,900 shares of common stock. Proceeds to the Company aggregated $569,250.

In March 2000, Alera completed a private placement of 140,000 shares of its Series A redeemable convertible preferred stock for net proceeds of $350,000. On August 17, 2000, an additional 20,000 shares were issued for net proceeds of $50,000. The preferred shares carry a 5% dividend payable semi-annually in common shares of Alera valued at $2.50 per share.

Each share of preferred stock shall be convertible, at the option of the holder, into one fully paid and nonassessable share of Alera common stock, subject to adjustment for stock splits and stock dividends. Each share of preferred stock will automatically convert into shares of Alera common stock at the time of the earlier of (i) the closing of a firm commitment underwritten public offering of not less than $5,000,000 or (ii) the date specified by written consent or agreement of the holders of 60% of the outstanding shares of such series.

In the event that Alera has not been sold or closed, a firm commitment underwritten public offering of not less than $5,000,000 within two years following the closing of the private placement, the preferred stockholders will have the option of converting their shares into common stock of the Company. The preferred shares will receive shares of PASW common stock based on the ratio of the cost of the preferred shares over 85% of the average per share closing price for the Company for 15 consecutive days. The value of Company shares used in the conversion calculation is limited to a range of $1.00 to $15.00.

NOTE 9 - STOCK BASED COMPENSATION

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

The number of shares reserved for issuance under the Plan is 451,740 shares.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 9 - STOCK BASED COMPENSATION (Continued)

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

d) On December 1, 1999, the president and chief financial officer of the Company was granted options to purchase 300,000 shares of common stock of the Company at an exercise price of $5.75 per share. These options expire on November 30, 2004. On October 5, 2000, these options were cancelled and 75,000 options were issued to the same individual. The options provide for an exercise price of $2.50 and expire on October 4, 2004. At the date of grant, the fair value of the common stock was $2.56 per share.. Pursuant to APB 25 and related interpretations, compensation expense of $4,500 has been recorded in the financial statements. Additionally, these repriced options are accounted for as a variable plan. At December 31, 2000, the exercise price exceeded the market price of the stock; therefore, no compensation expense related to the variable nature of the options has been recorded in the financial statements.

e) On April 19, 2000, the Company issued 87,000 options with an exercise price of $3.13 per share. The market price of the stock on the date of issuance was $3.69. Deferred compensation expense related to these options at the date of grant was $48,720. At December 31, 2000, 69,500 of these options had been cancelled. Compensation expense recorded in the statement of operations for the year ended December 31, 2000 was $7,856. Deferred compensation relating to these options at December 31, 2000 is $7,350.

f) Alera, a subsidiary, issued to employees 520,000 options to acquire Alera common stock with an exercise price of $2.50 per share. The options expire in three years. The fair value of these options, using the Black Sholes option pricing model with a risk-free interest rate of 5.5%, a life of 3 years, volatility of 0% and a dividend rate of 0%, is $195,280. This amount has been included in the proforma net loss presented below.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 9 - STOCK BASED COMPENSATION (Continued)

Plan and non-plan stock option activity is summarized as follows:

                                                                                             December 31,

                                                                                                2000           1999

Outstanding at beginning of period                                      768,000       140,000

Options exercised at $1.25 per share                                  (16,500)                  -

Options exercised at $5.00 per share                                  (15,000)             -

Options granted at an exercise price of $3.13 per share        87,000             -

Options cancelled                                                               (578,000)             -

Options granted at an exercise price of $2.50 per share       226,000              -

Options granted at an exercise price of $5.00 per share               -            298,000

Options granted at an exercise price of  $5.50 per share                -            30,000

Options granted at an exercise price of  $5.75 per share                -          300,000

Outstanding at end of period                                                471,500         768,000

Exercisable at end of period                                                  261,250         213,300

Weighted average exercise price of  options outstanding       $ 2.75             $ 4.63

Weighted average remaining contractual

                life of options outstanding                                     23 months      47 months

The Company accounts for its stock option transactions under the provisions of APB No. 25. The following proforma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each option granted during the years ended December 31, 2000 and 1999, except for the subsidiary options described in item (f), has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.5%, life of options of 2-5 years, volatility of 182% for 2000 and 0% for 1999 (except for the options described in item (d) above for which the volatility is 44%) and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the years ended December 31, 2000 and 1999 was $2.62 and $2.05, respectively, except for the subsidiary options described in item (f).

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 9 - STOCK BASED COMPENSATION (Continued)

The Company’s proforma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                                                 Year Ended  December 31,

                                                                                   2000                   1999

Net loss from continuing operations                     $(4,197,729)       $(869,330)

Net income (loss) from discontinued operations      1,181,221         (1,689,766)

Net loss                                                              $(3,016,508)      $(2,559,096)

Net loss per share – continuing operations                  $(0.93)              $(0.22)

Net income (loss) per share – discontinued operations     0.26                (0.43)

Net loss per share                                                        $(0.67)             $(0.65)

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

b) Upon completion of the IPO, the Company issued warrants to purchase 95,000 units to its underwriter. Each unit consists of one share of the Company's common stock exercisable at $6.30 per unit for a period of four years, and a common stock purchase warrant exercisable at a price of $7.50 per share until 24 months after such common stock purchase warrants are registered. $0 value has been assigned to these warrants.

c) In August 1999, in connection with its IPO, the Company issued 200,000 common stock purchase warrants to an outside consultant that are exercisable at a price of $5.75 per share, expiring in August 2001.

d) Warrants to purchase 1,180,000 shares have been issued to certain professionals who have rendered consulting services, in connection with its restructuring. Each of these warrants may be exercised at $5.75 per unit until November 2004. On October 5, 2000, these warrants were cancelled. The Company issued 220,000 repriced warrants at an exercise price of $2.50, expiring on October 5, 2004. The fair value of the repriced options was less than the remaining fair value of the original warrants on the date of repricing.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 10 - WARRANTS (Continued)

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

f) Warrants to purchase 20,000 shares were issued on October 5, 2000 for services. These warrants may be exercised at $2.50 per share until October 5, 2004. The fair value of the warrants using the Black Scholes pricing model is $36,000 and has been charged to expense.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of December 31, 1998, the Company had advanced funds to its principal stockholder in the amount of $43,000. The funds were repaid in 1999.

As of December 31, 1998, the Company had received advances from a company controlled by the spouse of the principal stockholder of PSI. The advances totaled $103,705. This liability was satisfied in 1999.

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

F 19

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 12 - SEGMENT INFORMATION

The Company’s assets are located principally in the United States.

Product sales are to the following geographic areas:

                                                                                                                          2000            1999

United States and the Americas                                                                             42%       48%

Europe                                                                                                                   40%       30%

Asia and Australia                                                                                                  18%       22%

NOTE 13 - INCOME TAXES AND S CORPORATION STOCKHOLDER DISTRIBUTIONS

Distributions

The Company has paid no distributions to its stockholders.

Tax Provision

As a result of the Company’s tax status as an S Corporation, operating results as presented in the accompanying consolidated financial statements do not include a provision for income taxes for the year ended December 31, 1998 and in 1999 through February 14th.

As a result of the sale of common stock described in Note 7(c), the Company’s S Corporation election was terminated as of February 14, 1999.

Proforma Income Taxes

Proforma income taxes (benefit), assuming that the Company had not been an S Corporation in the period presented, are as follows:

                                                             1998

Federal $  (93,510)

State          (30,674)

              $(124,184)

d) The components of the provision for income taxes are as follows:

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 13 - INCOME TAXES AND S CORPORATION STOCKHOLDER DISTRIBUTIONS (Continued)

                                                                           December 31,

                                                                           2000             1999

Current tax expense

U.S. Federal                                                            $ -          $ -

State and local                                                           -              -

Total current                                                              -              -

Deferred tax expense

U.S. Federal                                                           $ -             $ -

State and local                                                           -                -

Total deferred                                                            -                -

Total tax provision from continuing operations          $ -               $ -

e) The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                                                          December 31,

                                                                                                     2000                 1999

Federal income tax rate                            (34.0)%       (34.0)%

Deferred tax charge (credit)                          -                    -

Effect of valuation allowance                     34.0%            34.0%

State income tax, net of federal benefit            -                    -

Effective income tax rate                             0.0%              0.0%

At December 31, 2000 and 1999, the Company had a net carryforward loss of approximately $5,087,000 and $2,464,000, respectively. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 13 - INCOME TAXES AND S CORPORATION STOCKHOLDER DISTRIBUTIONS (Continued)

                                                                                 December 31,

                                                                             2000                   1999

Non-current deferred tax assets (liabilities):

Loss carryforwards                                        $ 1,730,000       $ 838,000

Less: valuation allowance                                 (1,730,000)      (838,000)

Net deferred tax assets (liabilities)                   $              -      $              -

The net operating loss carryforward expires in 2020.

NOTE 14 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                                          December 31,

                                                                         2000          1999

Warrants              1,896,774      2,920,174

Options                   471,500         768,000

Total shares          2,368,274      3,688,174

NOTE 15 - ADVERTISING COSTS

Advertising costs incurred and recorded as expense in the statement of operations were $116,682 and $24,059 for the years ended December 31, 2000 and 1999, respectively.

NOTE 16 - INTEREST COSTS

Interest costs incurred were $1,286 and $6,501 in 2000 and 1999, respectively, all of which were charged to operations.

NOTE 17 - DISCONTINUED OPERATIONS

On August 31, 2000, the Company and NETsilicon, Inc. ("NSIL") entered into an agreement whereby the Company sold the assets of its PSI Softworks Technology subsidiary ("PSI") to NSIL. The assets primarily consist of PSI’s Internet and Web software. The purchase price for the assets was 90,000 shares of NSIL’s common stock, valued at $2,328,750 (fair value on date of sale). In addition, NSIL has agreed to grant a non-exclusive, royalty-free license for the acquired technology to PASW and its affiliates, subject to certain limitations. NSIL is expected to retain substantially all of PSI’s personnel as part of a newly formed operating group. The sale is being accounted for as discounted operations for financial reporting purposes.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 18 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $6,241,830 since inception and has a working capital deficit of $28,344. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. As of December 31, 2000, the Company is actively seeking a reverse merger candidate, and has signed a letter of intent with Simmons Energy Service. Management believes this merger will close within the second quarter of 2001.

NOTE 19 - SUBSEQUENT EVENTS

On February 2, 2001, the Company signed a lease termination agreement to terminate an office lease, which originally was to end August 31, 2002. The agreement calls for the Company to pay rent through January 31, 2001.

As described in Note 18, the Company has signed a letter of intent to merge with Simmons Energy Service which management believes will close during the second quarter of 2001.

On August 24, 2000, the Company entered into an employment contract with the Chief Executive Officer of Alera Systems. Upon termination, the contract calls for a severance package of six months salary plus medical benefits. The contract was terminated during January 2001. The Company is negotiating the payout of the severance package.