Form 10KSB/A
period 2000-12-31
PASW INC
filed 2001-04-27
CIK 1082324

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A Number 1

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

Explanatory Note: This Form 10-KSB/A Number 1 is being filed in order to include information required by Items 9-12 originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS
Name	Age	Position
William E. Sliney	62	Chairman, President and Chief Financial Officer
Wayne T. Grau	52	Director
Reg J. Greenslade	37	Director (1)
Joseph Lechman	33	Secretary

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

(1) Mr. Greenslade was elected a director on February 8, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, all officers, directors and greater than ten percent beneficial owners listed in the above table failed to comply with the following Section 16(a) filing requirements: all parties failed to file a Form 3 reflecting their initial statements of beneficial ownership of equity securities, and all parties failed to file their annual statements on Form 5. As of February 29, 2001 all delinquent forms had been filed by all parties.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered to PASW in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended December 31, 2000 exceeded $100,000.

Summary Compensation Table

Name and principal position	Year ended	Annual compensation Salary Bonus		Long-term compensation awards Securities underlying options	All other compensation
Glenn P. Russell (1) (2)	2000	168,345	-	-	-
Chairman	1999	190,000	-	30,000	-
	1998	207,692	-	-	80,637
William E. Sliney (3)	2000	105,313	-	87,000	-
Chairman, President and	1999	87,087	-	312,000	-
Chief Financial Officer	1998	-	-	-	-
Mark Sewell (4)	2000	108,993	-	-	-
Vice President - Business	1999	145,049	-	12,000	-
Development	1998	134,823	-	70,000	-
Sandra J. Garcia (4)	2000	135,279	-	-	-
Vice President – Sales	1999	134,316	-	12,000	-
	1998	120,443	-	70,000	-
  Mr. Russell resigned as Chairman in November 2000.
  Other compensation for Mr. Russell represents payments made to him in excess of his base salary while PASW was a subchapter S Corporation. In February 1999, PASW terminated the subchapter S election and became subject to taxation at the corporate level.
  Mr. Sliney commenced employment in April 1999 and became Chairman in November 2000. His annual salary is $125,000. In the year ended December 31,2000, 300,000 of the options granted to Mr. Sliney in 1999 were cancelled and replaced with 75,000 fully vested options at $2.50 expiring in November 2004.
  Mr. Sewell and Ms. Garcia both terminated their employment with PASW in August 2000 as a result of the sale of the Pacific Softworks subsidiary.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to Executive Officers in 2000. The figures representing percentages of total options granted to employees in the fiscal year 2000 are based on an aggregate of 262,240 options granted by us during the year ended December 31, 2000 to our employees and consultants, including the Named Executive Officers.

In the table potential realizable values are based on assumed rates of appreciation over the term of the option from the date of grant. These values are calculated assuming the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of the term for the appreciated stock price. These assumed rates are based on Securities and Exchange Commission requirements and do not reflect our projections or estimates of future stock price growth. Actual gains, if any, will depend on the future performance of our common stock.

Unless otherwise indicated the options in this table were granted under the 1998 equity incentive program, have 5-year terms and are fully vested. All of the options have exercise prices equal to the fair market value of our common stock on the date of grant.

Option Grants during Year Ended December 31, 2000
	Number of securities underlying options	Percent of total options granted to employees in	Exercise	Expiration	Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Granted	fiscal year	price	date	5% ($)	10% ($)
William E. Sliney	75,000	29%	$2.50	12/01/04	$51,803	$114,470

Aggregate Option Exercises in Last Fiscal Year

The following table summarizes the value of options held at December 31, 2000 by our Executive Officers. The value of unexercised in-the-money options in the right-hand columns are based on the difference between the fair market value of $0.38 per share at year-end and the per-share exercise price, multiplied by the number of shares issued upon exercise of the option.

	Number of shares acquired	Value	Number of securities underlying unexercised options at year end		Value of unexercised in-the-money options at year end
Name	upon exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn P. Russell	-	-	10,200	19,800	-	-
William E. Sliney	-	-	79,080	7,920	-	-
Mark Sewell	-	-	70,000	-	-	-
Sandra J. Garcia	-	-	53,500	-	-	-

REPORT OF THE COMPENSATION COMMITTEE

Appointed in February 1999, the Compensation Committee is charged with the responsibility of reviewing all aspects of the Company's executive compensation programs and administering the Company's stock option plans. The Compensation Committee held one meeting during 2000.

Compensation Philosophy

The Company's executive compensation policies are designed to attract and retain qualified executives who will contribute to the Company's long-term success, to reward executives for achieving the Company's financial goals, and to link executive compensation and stockholder interests through equity-based plans. The Committee believes that strong financial performance, on a sustained basis, is the most certain avenue through which the Company can positively affect long-term stockholder return. Furthermore, the Committee believes that, in order to attract and retain the most qualified executives in the industry, the Company's compensation policies must be competitive with other companies of comparable size and in similar industries and must reinforce strategic performance objectives through the use of incentive compensation programs. In order to provide incentive to executive officers, a portion of their annual compensation is paid as a bonus. The amount of the bonus for each person is determined on the basis of several indicators of corporate performance as outlined below.

Compensation Plans

The following are the key components of the Company's executive officer compensation:

Base Compensation. The Committee will establish base salaries for executive officers based on its review of base salaries of executive officers in companies of comparable size and in similar industries.

Bonus. The Company's executive bonus plan provides for incentive compensation to some but not all Company's executive officers and other key employees and will be determined by principally on certain performance measures. The performance measures include worldwide corporate performance and individual performance. Worldwide performance is measured based on targets with respect to the Company's revenue, days sales outstanding, return on products and other factors. The Committee believes that these factors are indicative of overall corporate performance and stockholder value. Individual performance is measured based on goals related to each person's function within the organization.

Long-Term Incentive Compensation. The Company's option plans provide for long-term incentive compensation for employees of the Company, including executive officers. These awards give employees an equity interest in the Company, thereby aligning the interests of executive officers and stockholders and providing incentive to maximize stockholder value.

The Compensation Committee

Wayne Grau Reuben Sandler, Ph.D.

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended or the Securities and Exchange Act of 1934, as amended (the "Exchange Act") that might incorporate future filings, including this Proxy Statement, in whole or in part, the preceding Compensation Committee Report on Executive Compensation shall not be incorporated by reference into any such filings, nor shall such Report be incorporated by reference into any future filings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2000 for:

  each person who is known to own beneficially more than 5% of our outstanding common stock, each of our executive officers and directors and
  all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 4,517,400 shares of common stock outstanding on December 31, 2000.

Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law.

Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown.

	Number of shares beneficially owned	Percentage of shares outstanding
Name and address of beneficial owner
Glenn P. Russell 31332 Via Colinas Suite 108 Westlake Village, CA 91362	3,011,400	66.7%
William E. Sliney	79,560	1.7%
Wayne T. Grau	15,000	*
Reginald J. Greenslade	-	*
All directors and executive officers as a group (3 persons)
	94,560	2.1%

* Less than 1%.

The address of each officer and director for PASW, Inc. before the SES reverse acquisition is 2007 Simsbury Court, Thousand Oaks, California 91360.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1996, PASW agreed with a former officer, director and principal stockholder to a buyout of his employment agreement and Glenn P. Russell agreed to purchase all of that former officer's shares of common stock of PASW. PASW and that former officer also entered into a consulting agreement and that former officer agreed not to compete with PASW. PASW paid the former officer $ 257,143 and $314,286 for 1999 and 1998, respectively. As of December 31, 2000 the Company has satisfied its obligations to the former officer in full.

In December 1998, Luke Systems International, a company controlled by the spouse of Glenn P. Russell, loaned PASW $100,000 interest free. In March 1999, PASW repaid the loan.

During 1998 and a portion of 1999 Company subleased a portion of the premises to Luke Systems International. The Company believes that the terms of Luke’s occupancy are favorable to the Company. This affiliated company relocated to other premises before September 30, 1999.

At July 1, 1999 the Company owed a bank approximately $250,000 for advances that were obtained under a line of credit. Glenn P. Russell has provided our bank with his personal guarantee and the Company has collateralized our accounts receivable as security for these advances. This amount was repaid in August 1999.

During 1996, 1997 and 1998 we employed Glenn P. Russell’s mother, a resident of the United Kingdom, to perform various administrative and managerial tasks for us within that country. We paid her $105,769 in 1998. She ceased to be our employee in the fall of 1998.

PASW believes that the transactions described above, other than the employment of the mother of Glenn P. Russell, were made on terms no less favorable to PASW than could have been obtained from unaffiliated third parties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASW, Inc.

(Registrant)

Date: April 27, 2001 By: William E. Sliney

Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
William E. Sliney	Chairman, President and Chief Financial Officer	04/27/01
Wayne T. Grau	Director	04/27/01
Reg J . Greenslade	Director	04/27/01