Form 10QSB
period 2001-03-31
PASW INC
filed 2001-05-14
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

(805) 492-6623

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _ X__ No____

There were 4,517,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of May 9, 2001.

PASW, INC.

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item l. Financial Statements (Unaudited):

Balance Sheets at March 31, 2001 and December 31, 2000                                     3

Statements of Operations for the three months ended March 31, 2001 and 2000      5

Statements of Cash Flows for the threemonths ended March 31, 2001 and 2000     7

Notes to Condensed Financial Statements                                                                      8

Item 2. Management’s Discussion and Analysis or Plan of Operations                     12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                               18

Item 2. Changes in Securities and Use of Proceeds                                                      18

Item 3. Defaults Upon Senior Securities                                                                      18

Item 4. Submission of Matters to a Vote of Security Holders                                     18

Item 5. Other Information                                                                                               18

Item 6. Exhibits and Reports on Form 8-K                                                              18

Signatures                                                                                                                       18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 216,002	$ 254,369
Accounts receivable, net of allowance of $0 and $0	17,084	157,381
Securities available for sale	158,960	198,541
Prepaid expenses	15,433	30,867
Total current assets	407,479	641,867

Property and equipment less accumulated depreciation and amortization of $43,852 and $43,852	12,227	12,784
Other assets	6,290	6,732

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 290,393	$ 657,162
Total current liabilities	290,393	657,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,517,400 and 4,517,400 shares issued and outstanding	4,518	4,518
Additional paid in capital	6,265,653	6,265,653
Accumulated deficit	(6,175,446)	(6,241,830)
Cumulative adjustment for currency translation	40,878	(24,829)
Total stockholders’ equity	135,603	3,512
	$ 425,996	$ 660,674

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended
	March 31, 2001	March 31, 2000
		(Restated)
Net revenue	$ 117,498	$ 197,617
Sales	30,875	86,985
Royalties and other	148,373	284,602

Cost of revenue -
Purchases and royalty fees	58,567	32,345

Gross profit	89,806	252,257

Expenses:
Selling, general and administrative	(5,179)	614,523
Research and development	0	205,154
Depreciation and amortization	0	19,496
	(5,179)	839,173
Other income (expenses) - Loss on sale of securities	(24,608)	0
Gain (loss) from continuing operations	70,377	(586,916)
Discontinued operations	0	(266,617)
Net income (loss)	$ 70,377	$ (853,533)

Net loss per common share: basic and diluted
Continuing operations	$ 0.02	$ (0.13)
Discontinued operations	$ 0.00	$ (0.06)
Total	$ 0.02	$ (0.19)
Weighted average common stock shares outstanding Basic and diluted	4,640,900	4,301,104

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
		(Restated)
Net gain (loss)	$ 70,377	$(853,533)
Other comprehensive income (loss:
Net unrealized loss on available securities for sale
	(3,993)	0
Foreign currency translation adjustment
	65,707	(105,545)
Comprehensive gain (loss)	$ 132,091	$(959,078)

See accompanying notes to condensed financial statements.

PASW, INC.

STATEMENT OF CASH FLOWS

(Unaudited)
	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:		(Restated)
Net gain (loss)	$ 70,377	$ (586,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	29,496
(Increase) decrease in assets:
Accounts receivable	140,297	(285,086)
Loss on marketable securities	24,608	0
Prepaid expenses	15,434	41,423
Other assets	442	(6,541)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(366,769)	175,567
Deferred revenue	0	14,534
Net cash used in operating activities	(115,611)	(617,523)

Loss from discontinued operations	0	(266,617)

Cash flows from investing activities:
Acquisition of fixed assets	0	(107,626)
Disposition of assets, net	558	0
Proceeds of sale or marketable Securities
	147,479	0
Purchase of marketable securities	(136,500)	________ 0
Net cash used in investing activities	11,537	(107,626)

Cash flows from financing activities:
Exercise of warrants	0	548,624
Net cash provided by financing activities	0	548,624

Effect of exchange rate changes on cash	65,707	(105,545)

Net increase (decrease) in cash	(38,367)	(548,687)

Cash – Beginning	254,369	1,661,708
Cash – Ending	$ 216,002	$1,113,021

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and March 31, 2000, and the cash flows for the three months ended March 31, 2001 and March 31, 2000 are included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 28, 2001, Form 10KSBA Number 1 filed on April 27, 2001 and the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999 (File 333-75137).

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING
	Total Number of Shares	Three Months Ended March 31, 2001
Outstanding shares as of January 1, 2001	4,517,400	4,517,400
Options treated as Common Stock	123,500	123,500
Total weighted average shares outstanding	4,640,900	4,640,900
Net gain		$ 70,377
Net loss per common share basic and diluted		$ 0.02

(3) Subsequent events

In February 2001, PASW entered into a letter of intent to acquire the operations of Simmons Energy Services Inc. ("SES"), a privately held Alberta (Canada) company. Under the terms of the proposed transaction, PASW will issue shares of its common stock, Series B preferred stock and Series C convertible preferred stock to acquire SES in a transaction to be accounted for as a reverse acquisition. In a reverse acquisition, SES is considered to be the acquirer of PASW and all historic financial statements are restated to reflect only the operations of SES.

In February 2001, The Russell Trust, the majority stockholder of PASW (one of the trustees of which is Glenn P. Russell, the former chairman of PASW), entered into a letter of intent to sell 2,500,000 of its 3,000,000 shares of PASW to 912502 Alberta Ltd., a company controlled by Walter Dawson, a director, officer and shareholder of SES. The Russell Trust has agreed to vote its shares, representing approximately 61% of the voting common stock of PASW, in favor of the proposed reverse acquisition. On April 30, 2001 this agreement was amended whereby the Russell Trust will sell 1,500,000 shares of stock for the sum of $1.00 and will retain the balance of its shares. It will continue to vote its remaining shares in favor of the proposed reverse acquisition.

A definitive combination agreement between PASW and SES was executed in March 2001. A term of the agreement calls for PASW to initiate a private placement offering of 5,000,000 units (the "Units") at $4.00 per unit for an aggregate offering price of $20,000,000. Each unit consists of one share of Series A convertible preferred stock (the "Series A Shares") and one-half of one warrant (the "Warrants"). Each whole Warrant allows the purchase of one share of post 1:4 reverse split common stock of PASW at $5.00 per share for a period of 12 months from the close of the offering. The Warrants are subject to redemption at $0.05 per warrant if the closing bid price of PASW common stock equals or exceeds $7.00 per share for 15 consecutive trading days. The Series A Shares are non-voting and will automatically convert into an equal number of post one-for-four reverse split common shares of PASW upon the effectiveness of a registration statement filed with the Securities and Exchange Commission to register the common shares underlying the Series A Shares and Warrants. The definitive combination agreement between PASW and SES calls for:

the issuance of 10,687,502 shares of PASW common stock (post-reverse split) for the shares of SES valued at $38,047,507, to the shareholders of SES. Of these shares, 2,251,705 will be issued at the closing of the reverse acquisition, and 8,435,797 shares will be reserved for issuance upon the exchange of an equal number of shares issued by a wholly owned Canadian subsidiary of PASW and that are exchangeable on a one-for-one basis into common shares of PASW.

the issuance of one share of Series B special voting preferred stock ("Series B Shares"). The Series B Shares will possess a number of votes equal to the number of outstanding exchangeable shares not owned by PASW or its affiliates and may be exercised for the election of directors and on all other matters submitted to a vote of PASW's shareholders. In conjunction with the Series B Shares, the exchangeable shares have the economic and voting rights equivalent to those of PASW common stock, and the issuance of 1,017,276 shares of Series C convertible preferred stock ("Series C Shares") for the purchase of certain loans to SES totaling $3,621,500 from SES shareholders.

The reverse acquisition will close simultaneous with the closing of the private placement. If the private placement closes before PASW shareholders have approved the common stock to be issued in this transaction:

shares of non-voting Series C preferred stock will be issued to the shareholders of SES in lieu of shares of common stock, to be automatically converted to common stock on the effective date of the one for four reverse stock split following shareholder approval,

8,435,797 shares will be issued by a wholly owned Canadian subsidiary of PASW. These shares will not be exchangeable into shares of PASW common stock until shareholder approval is received and the one for four reverse stock split is effective,

Series B shares will not be issued until shareholder approval is received, and

The Series C Shares will not be convertible into shares of PASW common stock until shareholder approval is received and the one for four reverse stock split is effective

Following the completion of the reverse acquisition and the reverse split (and assuming the sale of the maximum 5,000,000 Units offered in the private placement), there will be 17,934,128 common shares outstanding, assuming conversion of all preferred and exchangeable shares and no exercise of warrants, of which the PASW shareholders existing prior to the reverse acquisition will own 6.9%.

At the PASW annual meeting of shareholders expected to be held in June 2001, the PASW shareholders will be voting to:

Approve the conversion of preferred shares issued to SES in the reverse acquisition to shares of common stock,

Approve the creation and issuance of Series B special voting preferred to be issued to SES in conjunction with the reverse acquisition,

Reverse split outstanding common stock on a one-for-four basis,

Change the name of PASW, Inc. to Simmons Energy Services Inc. or such other name requested by SES,

Elect three additional directors submitted by SES,

Appoint PriceWaterhouseCoopers, the current auditors for SES, as the auditors for PASW for the year ending December 31, 2001, and

Change the legal domicile of PASW from California to Nevada.

PASW has not filed a registration statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933 with respect to securities of PASW or its subsidiaries issuable in connection with the reverse acquisition and accordingly, any PASW common shares issued in connection with the reverse acquisition will be "restricted" for the purposes of the Securities Act until a registration statement is effective. PASW may file a registration statement with the Securities and Exchange Commission respecting the resale of the 11,704,778 shares of common stock issuable pursuant to the reverse acquisition at a future date.

On March 29, 2001 the Board of Directors announced the repricing of the Company's registered warrants (NASDAQ:PASWW). The exercise price of the warrants has been reduced from $7.50 to $1.00 per share on a pre-reverse split basis ($4.00 per share on a post-reverse split basis.)

In April 2001 the Company was notified by NASDAQ that at December 31, 2000 it was not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 ( c)(2)(B) in that PASW failed to have a minimum of $2 million in net tangible assets. At the same time PASW was notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of the NASDAQ Stock Market. At March 31, 2001 PASW is still not in compliance with either rule.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to; the consummation of possible acquisitions or combinations; and the Company’s ability to integrate acquired or combined operations with its existing business and otherwise manage growth; and the Company’s ability to generate or obtain additional capital resources to fund its operations and growth.

Additional information on these and other risk factors are included in the "Factors That May Affect Future Results" section in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001, Form 10KSBA Number 1 filed on April 27, 2001 and the risks discussed in PASW’s other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgement, belief and expectations only as of the date hereof. PASW undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

General

The Company was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. Our operations are conducted principally from an office in Southern California and we have a sales office in Japan. The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s overallotment was sold on September 13, 1999.

The Company has historically developed and licensed software which enabled Internet and web based communications. Our software products were embedded into systems and information appliances" developed or manufactured by others. Information appliances are internet-connected versions of every day products such as telephones, fax machines, personal digital assistants and other digitally based devices. We developed a proprietary Internet browser for use within independent, non Windows information appliances. The browser may be effectively placed in use without an operating system and does not require substantial amounts of memory. We began marketing the initial version of this browser during the first quarter of 2000.

The Company operates in one business segment. The Company’s fiscal year ends on December 31

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income

	Unaudited
	Three Months Ended March 31,
	2001	2000
Net revenue	100.00%	100.00%
Cost of revenue	39.47	11.37
Gross profit	60.53	88.63
Selling, general and administrative	(3.48)	215.91
Research and development	0.00	72.10
Depreciation and Amortization	0.00	6.85
Total expenses	(3.48)	294.86
Other income (expense)	(16.58)	0.00
Net gain (loss) from Operations	47.43	(206.23)
Discontinued operations	0.00	(93.67)
Net gain (loss)	47.43%	(299.90%)

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

	Unaudited
	Three Months Ended March 31,
	2001	2000
United States	0%	58%
United Kingdom and Europe	0%	28%
Japan and Asia	100%	12%
Other	0%	2%
Total	100%	100%

Three months ended March 31, 2001 and 2000.

Net revenue

For the three months ended March 31, 2001 revenues decreased 48% to $148,373 from $284,602 for the three months ended March 31, 2000. Sales of licenses decreased 64% for the three months ended March 31, 2001 due the cessation of all revenue producing activities in the Company except sales activity in Japan which accounted for 100% of license and royalty sales.

Cost of revenue

The cost of revenue for the three months ended March 31, 2001 was $58,567 or 39.5% of sales compared to $86,985 or 11.4% of sales for the three months ended March 31, 2000. The increase in cost of sales reflects the impact of distribution fees under a contract negotiated by our Japanese subsidiary in August 2000.

Selling, general and administrative

Selling, general and administrative expense was $(5,179) for the three months ended March 31, 2001 compared to $614,523 for the three months ended March 31, 2000. The decrease reflects the closure of all operations in the Company in anticipation of the reverse acquisition with Simmons Energy Services Inc.

Research and development expense

Research and development expense was $0 for the three months ended March 31, 2001 compared to $205,154 for the three months ended March 31, 2000 as a result of ceasing all development activities in the Company at the end of December 2000.

Depreciation and amortization

Depreciation and amortization was $0 in the three months ended March 31, 2001 compared to $19,496 for the three months ended March 31, 2000 reflecting the write down of the Company's operating assets at the end of December 2000.

Other income and expenses

During the three months ended March 31, 2001 the Company had a net loss of $24,608 consisting of losses from the sale of securities. The Company had no income or expenses of this nature in the three months ended March 31, 2000.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended March 31, 2001 the Company had no income tax liability.

Liquidity and capital resources

At March 31, 2001 and December 31, 2000 the Company had working capital of $117,116 and ($16,004) and cash and cash equivalents of $216,002 and $254,369.

The Company used $115,611 in cash flow from operating activities in the three months ended March 31, 2001 compared to using $617,523 in the three months ended March 31, 2000. The decrease in use of cash of $501,912 was the result of an decrease of $140,297 in accounts receivable, a loss of $24,608 in the sale of marketable securities a decrease of $15,434 in prepaid expenses, a decrease of $442 in other assets, and a decrease of $366,769 in accounts payable.

Investing activities in the three months ended March 31, 2001 consisted of the disposition of fixed assets of $558, the sale of certain marketable securities for $147,479 and the purchase of other securities for $136,500. In the three months ended March 31, 2000 the Company purchased $107,626 in fixed assets.

The Company had no financing activities for the three months ended March 31, 2001 In the three months ended March 31, 2000 the Company provided $548,624 from financing activities through the exercise of warrants.

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

We reported a gain of $70,377 for the three months ended March 31, 2001 however we have incurred losses of $2,613,101 for the year ended December 31, 2000 and $2,464,067 in the year ended December 31, 1999. We also have an accumulated deficit of $ 6,175,446 and stockholders equity of $135,603 as of

March 31, 2001. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

We have been notified by the NASDAQ Stock Market that we are deficient in two of its Market Place Rules specifically concerning the minimum net tangible assets required and that we have received a "going concern" opinion on our financial statements for the year ended December 31, 2000. If the net tangible asset deficiency is not cured and we can not assure NASDAQ that we can demonstrate that we can continue operations is not cured we face delisting from the NASDAQ Small Cap Market.

In April 2001 we were notified by NASDAQ the Company is not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 ( c)(2)(B) in that we failed to have a minimum of $2 million in Net Tangible Assets. At the same time we were notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of The NASDAQ Stock Market. At March 31, 2001 we are still not in compliance with either rule.

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

Our future results depend heavily on continued market acceptance of our operating subsidiary's products in existing and new markets. Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for all its revenue in the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999. There is no assurance that Net Silicon will continue to fund the research required to keep our subsidiary supplied with state of the art products, that Net Silicon will continue the Distribution Agreement with NRCJ beyond its current termination date or that our subsidiary will have sufficient funds to properly advertise and market their product lines as an independent distributor. Any of these factors could have a material effect on our continued operations and financial results.

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

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits - Not Applicable.

Reportson Form 8-K - The Company filed a report on Form 8-K in February 2001 announcing the terms of the reverse acquisition between the Company and Simmons Energy Services Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001 PASW, INC.

/s/ WILLIAM E. SLINEY

__________________________________

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)