Form 10QSB
period 2001-06-30
PASW INC
filed 2001-07-26
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-75137

PASW, INC.

(Exact name of registrant as specified in its charter)
California	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2007 Simsbury Court Thousand Oaks, California	91360
(Address of principal executive offices)	(Zip Code)

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

Yes _ X__ No____

There were 4,517,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of July 19, 2001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 227,524	$ 254,369
Accounts receivable, net of allowance of $0 and $0	42,911	157,381
Securities available for sale	3,301	198,541
Prepaid expenses	361	30,867
Total current assets	274,097	641,158

Property and equipment less accumulated depreciation and amortization of $43,852 and $43,852	12,085	12,784
Other assets	5,815	6,732
Total assets	$ 291,997	$ 660,674

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 121,485	$ 657,162
Total current liabilities	121,485	657,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,517,400 and 4,517,400 shares issued and outstanding	4,518	4,518
Additional paid in capital	6,265,653	6,265,653
Accumulated deficit	(6,217,827)	(6,241,830)
Cumulative adjustment for currency translation	118,168	(24,829)
Total stockholders’ equity	170,512	3,512
	$ 291,997	$ 660,674

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended
	June 30, 2001	June 30, 2000
		(Restated)
Net revenue	$ 253,304	$ 0
Sales	34,985	116,784
Royalties and other	288,289	116,784

Cost of revenue -
Purchases and royalty fees	187,583	5,565

Gross profit	100,706	111,219

Expenses:
Selling, general and administrative	144,855	571,409
Research and development	0	176,433
Depreciation and amortization	0	0
	144,855	747,842
Other income (expenses): Loss on sale of securities Gain on cancellation of debt	(6,725) 4,500 (2,225)	0 0 0
Income (loss) from continuing operations	(46,374)	(636,623)
Discontinued operations	0	(358,095)
Net income (loss)	$ (46,374)	$ (994,718)

Net income (loss) per common share: basic and diluted
Continuing operations	$ (0.01)	$ (0.14)
Discontinued operations	$ 0.00	$ (0.07)
Total	$ (0.01)	$ (0.21)
Weighted average common stock shares outstanding Basic and diluted	4,640,900	4,640,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Six Months Ended
	June 30, 2001	June 30, 2000
		(Restated)
Net revenue	$ 370,802	$ 534
Sales	65,860	197,431
Royalties and other	436,662	197,965

Cost of revenue -
Purchases and royalty fees	246,150	37,910

Gross profit	190,512	160,055

Expenses:
Selling, general and administrative	139,676	1,176,455
Research and development	0	381,587
Depreciation and amortization	0	3,973
	139,676	1,562,015
Other income (expenses): Loss on sale of securities Gain on cancellation of debt	(31,333) 4,500 (26,833)	0 0 0
Income (loss) from continuing operations	24,003	(1,401,960)
Discontinued operations	0	(446,291)
Net income (loss)	$ 24,003	$ (1,848,251)

Net income (loss) per common share: basic and diluted
Continuing operations	$ 0.01	$ (0.30)
Discontinued operations	$ 0.00	$ (0.10)
Total	$ 0.01	$ (0.40)
Weighted average common stock shares outstanding Basic and diluted	4,640,900	4,606,345

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	June 30, 2001	June 30, 2000
		(Restated)
Net income (loss)	$ (46,374)	$ (994,718)
Other comprehensive income (loss):
Net unrealized loss on available securities for sale
	(575)	0
Foreign currency translation adjustment
	81,858	(105,545)
Comprehensive income (loss)	$ 34,909	$(1,100,263)

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six Months Ended
	June 30, 2001	June 30, 2000
		(Restated)
Net income (loss)	$ 24,003	$(1,848,251)

Other comprehensive income (loss):
Net unrealized loss on available securities for sale
	(4,568)	0
Foreign currency translation adjustment
	147,565	(105,545)
Comprehensive gain (loss)	$ 167,000	$(1,953,796)

See accompanying notes to condensed financial statements.

PASW, INC.

STATEMENT OF CASH FLOWS

(Unaudited)
	Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities: Continuing operations		(Restated)
Net income (loss)	$ 24,003	$ (1,401,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	47,710
(Increase) decrease in assets:
Accounts receivable	114,470	73,450
Loss on marketable securities	31,333	0
Prepaid expenses	30,506	22,065
Other assets	917	(5,845)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(535,677)	(79,788)
Deferred revenue	0	(6,708)
Net cash used in operating activities	(334,448)	(1,351,076)

Loss from discontinued operations	0	(446,291)

Cash flows from investing activities:
Acquisition of fixed assets	0	(124,739)
Disposition of assets, net	699	0
Proceeds of sale or marketable securities
	300,407	0
Purchase of marketable securities	(136,500)	________ 0
Net cash used in investing activities	164,606	(124,739)

Cash flows from financing activities: Sale of subsidiary stock	0	350,000
Exercise of warrants	0	548,624
Net cash provided by financing activities	0	898,624

Effect of exchange rate changes on cash	142,997	78,930

Net increase (decrease) in cash	(26,845)	(944,552)

Cash – Beginning	254,369	1,661,708
Cash – Ending	$ 227,524	$ 717,156

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)   Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and June 30, 2000, and the cash flows for the six months ended June 30, 2001 and June 30, 2000 are included. Operating results for the three-month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING
	Total Number of Shares	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Outstanding shares as of January 1, 2001	4,517,400	4,517,400	4,517,400
Options treated as Common Stock	123,500	123,500	123,500
Total weighted average shares outstanding	4,640,900	4,640,900	4,640,900
Net gain (loss)		$ (46,374)	$ 24,003
Net loss per common share basic and diluted		$ (0.01)	$ 0.01

(3) Proposed Simmons Energy Services Inc. ("SES")Merger

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

the issuance of one share of Series B special voting preferred stock ("Series B Shares"). The Series B Shares will possess a number of votes equal to the number of outstanding exchangeable shares not owned by PASW or its affiliates and may be exercised for the election of directors and on all other matters submitted to a vote of PASW's shareholders. In conjunction with the Series B Shares, the exchangeable shares have the economic and voting rights equivalent to those of PASW common stock, and the issuance of 1,017,276 shares of Series C convertible preferred stock ("Series C Shares") for the purchase of certain loans to SES totaling $3,621,500, later amended to up to $5,200,000, from SES shareholders.

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

At the PASW annual meeting of shareholders currently expected to be held in August 2001, the PASW shareholders will be voting to:

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

(4) Repricing of Registered Warrants

In March 2001 the Board of Directors announced the repricing of the Company's registered warrants (NASDAQ:PASWW). The exercise price of the warrants was reduced from $7.50 to $4.00 per share. In June 2001 the Board of Directors amended the terms to extend the exercise date to November 30, 2001 and to reduce the price to $1.00 on a pre-reverse split basis ($4.00 per share on a post-reverse split basis.).

(5) NASDAQ Non-Compliance

In April 2001 the Company was notified by NASDAQ that at December 31, 2000 it was not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 (c)(2)(B) in that PASW failed to have a minimum of $2 million in net tangible assets. At the same time PASW was notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of the NASDAQ Stock Market. In May 2001 the Company was notified that is not in compliance with the minimum bid price requirements of NASDAQ Market Place Rule 4310(c)(8)(B) in that the closing bid price of the Company's common stock did not meet or exceed $1.00 over 30 consecutive trading days. The Company was given until August 22, 2001 to achieve compliance. At June 30, 2001 the Company was not in compliance with any of the rules and, although notification has not been received from NASDAQ, the Company believes it is not in compliance with Market Place Rule 4310(c)(7) in that it has not maintained a minimum market value of public float of $1,000,000 over 30 consecutive trading days.

(6) Subsequent event

On July 18, 2001 the Company was verbally notified by Simmons Energy Services Inc that the efforts by SES to secure the $20 million private placement were not progressing and that it appeared to SES that current market conditions could delay or curtail any future efforts to complete the private placement in time to cure the NADSAQ deficiencies in a timely manner. SES concluded that it therefore appeared that the Company could face delisting and notified the Company of its intent to terminate the combination agreement. On July 23, 2001 the Company received formal notification from SES of its intent to terminate the agreement.

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

The Company operates in one business segment. The Company’s fiscal year ends on December 31.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	65.07	4.77	56.37	19.15
Gross profit	34.93	95.23	43.63	80.85
Selling, general and administrative	50.25	489.28	31.99	594.28
Research and development	0.00	151.08	0.00	192.76
Depreciation and Amortization	0.00	0.00	0.00	2.00
Total expenses	50.25	640.36	31.99	789.04
Other income (expense)	(0.76)	0.00	(6.14)	0.00
Net gain (loss) from operations	(16.08)	(545.13)	5.50	(708.19)
Discontinued operations	0.00	(306.62)	0.00	(225.44)
Net gain (loss)	(16.08%)	(851.75%)	5.50%	(933.63%)

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2001	2000	2001	2000
United States	0%	0%	0%	58%
United Kingdom and Europe	0%	0%	0%	22%
Japan and Asia	100%	100%	100%	19%
Other	0%	0%	0%	1%
Total	100%	100%	100%	100%

Three months ended June 30, 2001 and 2000.

Net revenue

For the three months ended June 30, 2001 revenues increased 246% to $288,289 from $116,784 for the three months ended June 30, 2000. Sales of licenses decreased 73% for the three months ended June 30, 2001 due the cessation of all revenue producing activities in the Company except sales activity in Japan which accounted for 100% of license and royalty sales.

Cost of revenue

The cost of revenue for the three months ended June 30, 2001 was $187,583 or 65% of sales compared to $5,565 or 5% of sales for the three months ended June 30, 2000. The increase in cost of sales reflects the impact of distribution fees under a contract negotiated by our Japanese subsidiary in August 2000.

Selling, general and administrative

Selling, general and administrative expense was $144,855 for the three months ended June 30, 2001 compared to $571,409 for the three months ended June 30, 2000. The decrease reflects the closure of all operations in the Company in anticipation of the reverse acquisition with Simmons Energy Services Inc.

Research and development expense

Research and development expense was $0 for the three months ended June 30, 2001 compared to $176,433 for the three months ended June 30, 2000 as a result of ceasing all development activities in the Company at the end of December 2000.

Depreciation and amortization

Depreciation and amortization was $0 in the three months ended June 30, 2001 and the three months ended June 30, 2000 reflecting the sale of asset to another company in August 2000 and the write down of the Company's remaining operating assets at the end of December 2000.

Other income and expenses

During the three months ended June 30, 2001 the Company had a net loss of $2,225 consisting of losses from the sale of securities of $6,725 and a gain of $4,500 from the cancellation of debt. The Company had no income or expenses of this nature in the three months ended June 30, 2000.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended June 30, 2001 the Company had no income tax liability.

Six months ended June 30, 2001 and 2000.

Net revenue

For the six months ended June 30, 2001 revenues increased 215% to $426,662 from $197,965 for the six months ended June 30, 2000. Sales for the six months ended June 30, 2001 increased and royalty income decreased due to the change in the distribution agreement in Japan which accounted for 100% of license and royalty sales.

Cost of revenue

The cost of revenue for the six months ended June 30, 2001 was $246,150 or 56% of sales compared to $37,910 or 19% of sales for the six months ended June 30, 2000. The increase in cost of sales reflects the impact of distribution fees under a contract negotiated by our Japanese subsidiary in August 2000.

Selling, general and administrative

Selling, general and administrative expense was $139,676 for the six months ended June 30, 2001 compared to $1,176,455 for the six months ended June 30, 2000. The decrease reflects the closure of all operations in the Company in anticipation of the reverse acquisition with Simmons Energy Services Inc.

Research and development expense

Research and development expense was $0 for the six months ended June 30, 2001 compared to $381,587 for the six months ended June 30, 2000 as a result of ceasing all development activities in the Company at the end of December 2000.

Depreciation and amortization

Depreciation and amortization was $0 in the six months ended June 30, 2001 compared to $3,973 for the six months ended June 30, 2000 reflecting the sale of assets to another company and the write down of the Company's remaining operating assets at the end of December 2000.

Other income and expenses

During the six months ended June 30, 2001 the Company had a net loss of $26,833 consisting of losses from the sale of securities of $31,333 and the cancellation of debt of $4,500. The Company had no income or expenses of this nature in the six months ended June 30, 2000.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the six months ended June 30, 2001 the Company had no income tax liability.

Liquidity and capital resources

At June 30, 2001 and December 31, 2000 the Company had working capital of $152,612 and ($16,004) and cash and cash equivalents of $227,524 and $254,369.

The Company used $334,448 in cash flow from operating activities in the six months ended June 30, 2001 compared to using $1,351,076 in the six months ended June 30, 2000. The decrease in use of cash of $1,016,628 was the result of an decrease of $41,020 in accounts receivable, a loss of $31,333 in the sale of marketable securities a decrease of $8,441 in prepaid expenses, a decrease of $6,762 in other assets, a decrease of $455,889 in accounts payable and a decrease of 6,708 in deferred revenue.

Investing activities in the six months ended June 30, 2001 consisted of the disposition of fixed assets of $699, the sale of certain marketable securities for $300,407 and the purchase of other securities for $136,500. In the six months ended June 30, 2000 the Company purchased $124,739 in fixed assets.

The Company had no financing activities for the six months ended June 30, 2001 In the six months ended June 30, 2000 the Company provided $548,624 from financing activities through the exercise of warrants and $350,000 through the sale of stock in a subsidiary.

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

We reported net income of $24,003 for the six months ended June 30, 2001 however we have incurred losses of $2,613,101 for the year ended December 31, 2000 and $2,464,067 for the year ended December 31, 1999. We also have an accumulated deficit of $ 6,217,827 and stockholders equity of $170,512 as of June 30, 2001. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

We have been notified by the NASDAQ Stock Market that we are deficient in two of its Market Place Rules specifically concerning the minimum net tangible assets required and that we have received a "going concern" opinion on our financial statements for the year ended December 31, 2000. In May 2001 we were notified that we are not in compliance with Market Place Rule 4310(c)(8)(B) in that we have not maintained a minimum closing bid price of $1.00 or more than 30 consecutive trading days. If these deficiencies are not cured we face delisting from the NASDAQ Small Cap Market.

In April 2001 the Company was notified by NASDAQ that at December 31, 2000 it was not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 ( c)(2)(B) in that PASW failed to have a minimum of $2 million in net tangible assets. At the same time PASW was notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of the NASDAQ Stock Market. In May 2001 the Company was notified that is not in compliance with the minimum bid price requirements of NASDAQ Market Place Rule 4310(c)(8)(B) in that the closing bid price of the Company's common stock did not meet or exceed $1.00 over 30 consecutive trading days. The Company was given until August 22, 2001 to achieve compliance. At June 30, 2001 the Company was not in compliance with any of the rules and, although notification has not been received from NASDAQ, the Company believes it is not in compliance with Market Place Rule 4310(c)(7) in that it has not maintained a minimum market value of public float of $1,000,000 over 30 consecutive trading days.

We have entered into an agreement for a reverse acquisition with Simmons Energy Services however there is no assurance that the transaction can be completed.

A definitive combination agreement between PASW and Simmons Energy Services ("SES") was executed in March 2001, with final closing subject to approval at the PASW annual meeting of shareholders expected to be held in August 2001. In addition to approving the reverse acquisition at the PASW annual meeting of shareholders, the PASW shareholders will be voting to:

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

The reverse acquisition agreement is subject to the completion of due diligence by both parties and stipulates that if PASW loses its listing on the NASDAQ Small Cap Market SES has the option of canceling the agreement. There is no assurance that this transaction can be completed in time to forego delisting or if the transaction can be completed at all.

On July 18, 2001 we were notified by Simmons Energy Services Inc. that it was considering termination of the combination agreement since private funding could not be obtained in sufficient time to forestall a potential delisting by NASDAQ.

The combination agreement states that if PASW looses its NASDAQ listing then SES may terminate the agreement. SES believes that market conditions have deteriorated to the point that completion of the $20 million private placement contained in the combination agreement may not be possible. Failure to complete some or all of the private placement coupled with the failure of SES to invest up to $5,200,000 through the issue of the Series C Shares as provided in the agreement will place the Company's NASDAQ listing at significant risk with delisting the probable result.

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

Our future results depend heavily on continued market acceptance of our operating subsidiary's products in existing and new markets. Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for all its revenue in the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999. There is no assurance that Net Silicon will continue to fund the research required to keep our subsidiary supplied with state of the art products, that Net Silicon will continue the Distribution Agreement with NRCJ beyond its current termination date or that our subsidiary will have sufficient funds to properly advertise and market its product lines as an independent distributor. Any of these factors could have a material effect on our continued operations and financial results.

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

Exhibits

1.0 Notification of Termination of Combination Agreement

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2001 PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)