Form 10QSB
period 2001-09-30
PASW INC
filed 2001-11-13
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

                                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of November 5, 2001.

                                                                  PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

           (Unaudited)
	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 205,861	$ 254,369
Accounts receivable, net of allowance of $0 and $0	14,426	157,381
Securities available for sale		198,541
Prepaid expenses	0	30,867
Total current assets	220,287	641,158

Property and equipment less accumulated depreciation and amortization of $43,852 and $43,852	13,762	12,784
Other assets	6,442	6,732
Total assets	$ 240,491	$ 660,674

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

            (Unaudited)
	September 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 79,659	$ 657,162
Note payable	32,075	0
Total current liabilities	111,734	657,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,517,400 and 4,517,400 shares issued and outstanding	4,518	4,518
Additional paid in capital	6,265,653	6,265,653
Accumulated deficit	(6,206,871	(6,241,830)
Cumulative adjustment for currency translation	65,457	(24,829)
Total stockholders’ equity	128,757	3,512
	$ 240,491	$ 660,674

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 (Unaudited)
	Three Months Ended
	September 30, 2001	September 30, 2000
Net revenue:
Sales	$ 21,919	$ 205,482
Royalties and other	40,883	187,129
	62,802	392,611

Cost of revenue -
Purchases and royalty fees	30,646	9,253

Gross profit	32,156	383,358

Expenses:
Selling, general and administrative	38,357	431,083
Research and development	0	192,424
Depreciation and amortization	0	19,008
	38,357	642,515
Other income (expenses):
Loss on sale of securities	(84)	0
Gain on cancellation of debt	17,241	0
	17,157	0
Income (loss) from continuing operations	10,956	(259,157)
Discontinued operations:
Gain on sale of assets	0	(897,104)
Gain from discontinued operations	0	2,548,436
	0	1,651,332
Net income	$ 10,956	$1,392,175

Net income (loss) per common share: basic and diluted
Continuing operations	$ (0.00)	$ (0.06)
Discontinued operations	$ 0.00	$ 0.36
Total	$ (0.00)	$ 0.30
Weighted average common stock shares outstanding Basic and diluted	4,640,900	4,640,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Nine Months Ended
	September 30, 2001	September 30, 2000
Net revenue:
Sales	$ 392,721	$ 206,016
Royalties and other	106,743	384,560
	499,464	590,576

Cost of revenue -
Purchases and royalty fees	276,796	47,163

Gross profit	222,668	543,413

Expenses:
Selling, general and administrative	178,033	1,607,538
Research and development	0	574,011
Depreciation and amortization	0	22,981
	178,033	2,204,530
Other income (expenses):
Loss on sale of securities	(31,417)	0
Gain on cancellation of debt	21,741	0
	(9,676)	0
Income (loss) from continuing operations	34,959	(1,661,117)
Discontinued operations:
Loss from operations	0	(1,343,395)
Gain on sales of assets	0	2,548,436
	0	1,205,041
Net income (loss)	$ 34,959	$ (456,076)

Net income (loss) per common share: basic and diluted
Continuing operations	$ 0.01	$ (0.36)
Discontinued operations	$ 0.00	$ 0. 26
Total	$ 0.01	$ (0.10)
Weighted average common stock shares outstanding Basic and diluted	4,640,900	4,617,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30, 2001	September 30, 2000

Net income (loss)	$ 10,956	$1,392,175
Other comprehensive income (loss):
Net unrealized loss on available securities for sale
	(4,568)	(704,139)
Foreign currency translation adjustment
	57,278	109,454
Comprehensive income (loss)	$ 63,666	$ 797,490

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000

Net income (loss)	$ 34,959	$(456,076)

Other comprehensive income (loss):
Net unrealized loss on available securities for sale
		(704,139)
Foreign currency translation adjustment
	90,287	213,962
Comprehensive gain (loss)	$ 125,246	$ (946,253)

See accompanying notes to condensed financial statements.

PASW, INC.

STATEMENT OF CASH FLOWS

(Unaudited)
	Nine Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities: Continuing operations
Net income (loss)	$ 34,959	$ (1,661,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	22,981
(Increase) decrease in assets:
Accounts receivable	142,955	41,246
Loss on marketable securities	(31,417)	0
Prepaid expenses	30,867	75,753
Other assets	290	(60,772)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(545,428)	(80,605)
Accrued compensation expense	0	377,500
Net cash used in operating activities	(367,774)	(1,285,014)

Loss from discontinued operations	0	(1,300,300)
Total cash used in operating activities	(367,774)	(2,585,314)
Cash flows from investing activities:
Acquisition of fixed assets	(1,677)	(71,174)
Disposition of assets, net	699	0
Proceeds of sale or marketable securities	366,458	0
Purchase of marketable securities	(136,500)	0
Net cash from (used) in investing activities	228,980	(71,174)

Cash flows from financing activities: Sale of subsidiary stock Proceeds from borrowings		400,000 200,000
Exercise of warrants	0	569,250
Net cash provided by financing activities	0	1,169,250

Effect of exchange rate changes on cash	90,286	188,384
Net increase (decrease) in cash	(48,508)	(1,298,854)

Cash – Beginning	254,369	1,661,708
Cash – Ending	$ 205,861	$ 362,854

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)  Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and September 30, 2000, and the cash flows for the nine months ended September 30, 2001 and September 30, 2000 are included. Operating results for the three-month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

COMPUTATION OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
	Total Number of Shares	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Outstanding shares as of January 1, 2001	4,517,400	4,517,400	4,517,400
Options treated as Common Stock	123,500	123,500	123,500
Total weighted average shares outstanding	4,640,900	4,640,900	4,640,900
Net gain		$ 10,956	$ 34,959
Net loss per common share basic and diluted		$ 0.00	$ 0.01

(3) Proposed Simmons Energy Services Inc. ("SES") Merger

In February 2001, PASW entered into a letter of intent to acquire the operations of Simmons Energy Services Inc. ("SES"), a privately held Alberta (Canada) company. Under the terms of the proposed transaction, PASW would issue shares of its common stock, Series B preferred stock and Series C convertible preferred stock to acquire SES in a transaction to be accounted for as a reverse acquisition. A definitive combination agreement between PASW and SES was executed in March 2001. A term of the agreement called for PASW to initiate a private placement offering of 5,000,000 units at $4.00 per unit for an aggregate offering price of $20,000,000.

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

(4) Appointment of New Director and Chairman

On August 21, 2001 the Board of Directors received the resignation of Reg J. Greenslade as a member of the board of directors. Mr. Greenslade submitted his resignation subsequent to termination of negotiations with Simmons Energy Services Inc citing the need to concentrate his efforts on other business activities. The board nominated Glenn P. Russell to replace Mr. Greenslade and to assume the position of Chairman. Concurrent with Mr. Russell’s election as Chairman William E. Sliney resigned his position as Chairman but continues his positions as President and Chief Financial Officer.

(5) Repricing of Registered Warrants

In March 2001 the Board of Directors announced the repricing of the Company's registered warrants (NASDAQ:PASWW). The exercise price of the warrants was reduced from $7.50 to $4.00 per share. In September 2001 the Board of Directors amended the terms to extend the exercise date to November 30, 2001 and to reduce the price to $1.00 on a pre-reverse split basis In September 2001 the Board of Directors further amended the terms to reduce the price to twenty five ($0.25) cents per share and extend the exercise date to November 30, 2002.

(6) Notification of Delisting from NASDAQ.

In April 2001 the Company was notified by NASDAQ that at December 31, 2000 it was not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 (c)(2)(B) in that PASW failed to have a minimum of $2 million in net tangible assets. At the same time PASW was notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of the NASDAQ Stock Market. In May 2001 the Company was notified that is not in compliance with the minimum bid price requirements of NASDAQ Market Place Rule 4310(c)(8)(B) in that the closing bid price of the Company's common stock did not meet or exceed $1.00 over 30 consecutive trading days. The Company was given until August 22, 2001 to achieve compliance. At September 30, 2001 the Company was not in compliance with any of the rules and, although notification has not been received from NASDAQ, the Company believes it is not in compliance with Market Place Rule 4310(c)(7) in that it has not maintained a minimum market value of public float of $1,000,000 over 30 consecutive trading days.

(7) Subsequest Event - Notification of Delisting from NASDAQ.

On October 1, 2001 the Company received notification from The NASDAQ Stock Market, Inc. that it was not in compliance with the Net Tangible Assets or Net Equity requirements for continued listing as set forth in Market Place Rule 4310(c)(2)(B) as modified by SR-NASD-01-14 and that its securities will be delisted from The NASDAQ National/Small Cap Market at the opening of business on October 9, 2001. The securities were removed form NASDAQ and subsequent to that date the PASW Common Stock (PASW) and Warrants (PASWW) have been trading on the OTC Bulletin Board Market (OTCBB).

(8) Subsequent Event - Conversion of Preferred Stock in Subsidiary to PASW Common Stock

On October 19, 2001 the Company converted 480,000 shares of Convertible Preferred Stock of its Alera Systems Inc. ("Alera"), a wholly owned subsidiary, to shares of the Company’s Common Stock. The preferred stock was issued in April and July 2000 as part of a private placement to provide funding for the Alera technology development activities. Each share of preferred is convertible into one share of Alera at $2.50 per share at any time within two years from closing date of the private placement or, if Alera did not become a public company or be sold to an outside party within this two year period, the holders of the preferred stock would be entitled to exchange their preferred shares into shares of PASW common stock at Eighty-five percent (85%) of its then current market price subject to a collar limit of One Dollar ($1.00) per share and a maximum of Fifteen Dollars ($15.00) per share. Operations of Alera were terminated in December 2000 and subsequently all preferred shareholders elected to convert in 2001 at One Dollar per share. The conversion increase’s the outstanding common shares of PASW from 4,517,400 to 4,997,400.

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

The Company operates in one business segment. The Company’s fiscal year ends on December 31

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
United States	0%	51%	0%	50%
United Kingdom and Europe	0%	2%	100%	6%
Japan and Asia	100%	47%	0%	42%
Other	0%	0%	0%	2%
Total	100%	100%	100%	100%

Three months ended September 30, 2001 and 2000.

Net revenue

For the three months ended September 30, 2001 revenues decreased 84% to $62,802 from $392,611 for the three months ended September 30, 2000. Sales of licenses decreased 89% for the three months ended September 30, 2001 due the cessation of all revenue producing activities in the Company except sales activity in Japan which accounted for 100% of license and royalty sales.

Cost of revenue

The cost of revenue for the three months ended September 30, 2001 was $30,646 or 48% of sales compared to $9,253 or 2.3% of sales for the three months ended September 30, 2000. The increase in cost of sales reflects the impact of distribution fees under a contract negotiated by our Japanese subsidiary in August 2000.

Selling, general and administrative

Selling, general and administrative expense was $38,357 for the three months ended September 30, 2001 compared to $431,083 for the three months ended September 30, 2000. The decrease in 2001 reflects the closure of all operations except those associated with seeking a reverse merger or other financial transactions for the Company.

Research and development expense

Research and development expense was $0 for the three months ended September 30, 2001 compared to $192,424 for the three months ended September 30, 2000 as a result of ceasing all development activities in the Company at the end of December 2000.

Depreciation and amortization

Depreciation and amortization was $0 in the three months ended September 30, 2001 compared to $19,008 for the three months ended September 30, 2000 reflecting the sale of asset to another company in August 2000 and the write down of the Company's remaining operating assets at the end of December 2000.

Other income and expenses

During the three months ended September 30, 2001 the Company had a net gain of $17,157 consisting of losses from the sale of securities of $84 and a gain of $17,241 from the cancellation of debt. The Company had no income or expenses of this nature in the three months ended September 30, 2000.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended September 30, 2001 the Company had no income tax liability.

Nine months ended September 30, 2001 and 2000.

Net revenue

For the nine months ended September 30, 2001 revenues decreased 15.4% to $499,464 from $590,576 for the nine months ended September 30, 2000. Sales for the nine months ended September 30, 2001 increased and royalty income decreased due to the change in the distribution agreement in Japan which accounted for 100% of license and royalty sales.

Cost of revenue

The cost of revenue for the nine months ended September 30, 2001 was $276,796 or 55.4% of sales compared to $47,163 or 8% of sales for the nine months ended September 30, 2000. The increase in cost of sales reflects the impact of distribution fees under a contract negotiated by our Japanese subsidiary in August 2000.

Selling, general and administrative

Selling, general and administrative expense was $178,033 for the nine months ended September 30, 2001 compared to $1,607,538 for the nine months ended September 30, 2000. The decrease reflects the closure of all operations in the Company except those expenses associated with seeking a reverse merger or other financial transactions for the Company.

Research and development expense

Research and development expense was $0 for the nine months ended September 30, 2001 compared to $574,011 for the nine months ended September 30, 2000 as a result of ceasing all development activities in the Company at the end of December 2000.

Depreciation and amortization

Depreciation and amortization was $0 in the nine months ended September 30, 2001 compared to $22,981 for the nine months ended September 30, 2000 reflecting the sale of assets to another company and the write down of the Company's remaining operating assets at the end of December 2000.

Other income and expenses

During the nine months ended September 30, 2001 the Company had a net loss of $9,676 consisting of losses from the sale of securities of $31,417 and the cancellation of debt of $21,741. The Company had no income or expenses of this nature in the nine months ended September 30, 2000.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the nine months ended September 30, 2001 the Company had no income tax liability.

Liquidity and capital resources

At September 30, 2001 and December 31, 2000 the Company had working capital of $108,553 and ($16,004) and cash and cash equivalents of $205,861 and $254,369.

The Company used $367,774 in cash flow from operating activities in the nine months ended September 30, 2001 compared to using $1,285,014 in the nine months ended September 30, 2000. The decrease in use of cash of $917,240 was the result of an decrease of $101,709 in accounts receivable, a loss of $31,417 in the sale of marketable securities a decrease of $44,886 in prepaid expenses, a decrease of $61,062 in other assets, a decrease of $464,823 in accounts payable and a decrease of 377,500 in deferred compensation expense. Total cash used in by the Company in all operations decreased by $2,217,540 reflecting a decrease in the loss from discontinued operations of $1,300,300.

Investing activities in the nine months ended September 30, 2001 consisted of the acquisition of assets of $1,677, the disposition of fixed assets of $699, the sale of certain marketable securities for $366,458 and the purchase of other securities for $136,500. In the nine months ended September 30, 2000 the Company purchased $71,174 in fixed assets.

The Company had no financing activities for the nine months ended September 30, 2001 In the nine months ended September 30, 2000 the Company provided $569,250 from financing activities through the exercise of warrants, proceeds from borrowings of $200,000 and $400,000 through the sale of stock in a subsidiary.

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

We reported net income of $34,959 for the nine months ended September 30, 2001 however we have incurred losses of $2,613,101 for the year ended December 31, 2000 and $2,464,067 for the year ended December 31, 1999. We also have an accumulated deficit of $ 6,206,871 and stockholders equity of $128,757 as of September 30, 2001. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

On October 1, 2001 the Company received notification from The NASDAQ Stock Market, Inc. that it was not in compliance with the Net Tangible Assets or Net Equity requirements for continued listing as set forth in Market Place Rule 4310(c)(2)(B) as modified by SR-NASD-01-14 and that its securities will be delisted from The NASDAQ National/Small Cap Market at the opening of business on October 9, 2001. The securities were removed from NASDAQ on October 9, 2001 and subsequent to that date the PASW Common Stock (PASW) and Warrants (PASWW) have been trading on the OTC Bulletin Board Market (OTCBB).

We have limited resources available to continue operations unless a successful transaction is completed with a merger partner or that additional funding can be obtained from outside sources.

At the present time we have limited resources available to continue operations other than maintaining day-to-day operations without any capabilities for expansion. The revenue received from our NRCJ subsidiary is sufficient to handle only maintenance administrative operations for the Company. In the current market it is doubtful that funding can be obtained for resumption of operations of our Alera subsidiary therefore we run the risk of not being able to pursue activities that would ultimately benefit the long range strategies of the Company .

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

Our future results depend heavily on continued market acceptance of our operating subsidiary's products in existing and new markets. Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for all its revenue in the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999. There is no assurance that Net Silicon will continue to fund the research required to keep our subsidiary supplied with state of the art products, that Net Silicon will continue the Distribution Agreement with NRCJ beyond its current termination date or that our subsidiary will have sufficient funds to properly advertise and market its product lines as an independent distributor. Any of these factors could have a material effect on our continued operations and financial results.

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

In April 1999 we were notified that a merchant banker, Golenberg & Co., has asserted rights under a September 1998 letter agreement to purchase 10% of our then outstanding common stock for $400,000. In September 1999 counsel for Golenberg & Co. reiterated this demand and advised us that these claims were being evaluated for possible legal action. Investors could be significantly diluted if Golenberg & Co. successfully brings a lawsuit against us.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1999 the Company was notified that a merchant banker, Golenberg & Co., had asserted rights under a September 1998 letter agreement to purchase 10% of the then outstanding common stock of the Company for $400,000. In September 1999 counsel for Golenberg & Co. reiterated this demand and advised the Company that these claims were being evaluated for possible legal action. To date no action has been taken by Golenberg & Co.

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

Exhibits - None

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2001

PASW, INC.

/s/ WILLIAM E. SLINEY

_________________________________

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)