Form 10KSB
period 2001-12-31
PASW INC
filed 2002-03-25
CIK 1082324

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer's revenues for the most recent fiscal year were $ 595,353.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 25, 2002 was $ 99, 845. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of March 25, 2002 was 4,997,400.

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

The Company has historically developed and licensed software that enabled Internet and web based communications. Our software products were embedded into systems and developed or manufactured by others.

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

Realizing that general market conditions both in the public and private markets had been deteriorating since late spring 2000 we embarked on an aggressive program to find a suitable merger/acquisition opportunity.

On August 31, 2000 the Company and NetSilicon, Inc. ("NSI") entered into an agreement whereby we sold the assets of our Internet and Web software technology to NSI. The purchase price for the assets was 90,000 shares of NSI's common stock. In addition NSI agreed to grant a non-exclusive, royalty-free license for the acquired technology, to PASW and its affiliates, subject to certain limitations.

Alera Systems, Inc.

During 1999 we also established Alera Systems, Inc., formerly iApplianceNet.com ("Alera"), a development stage company and a wholly owned subsidiary. Alera was in the process of developing proprietary technology that would allow potential business customers to greatly improve the management of their distributed remote assets.

In March 2000 we began a private solicitation program and in April a private placement of 140,000 shares of Series A redeemable convertible preferred stock for net proceeds of $350,000 was completed. On August 17, 2000 an additional 20,000 shares were issued for net proceeds of $50,000.

Although Alera continued to meet performance objectives for the development and marketing of its products, capital market conditions deteriorated to the point that the additional private funding required for the Alera program could not be completed. Concurrently, the approximately $2.3 million in NSI stock received from the sale of our Internet and Web software to NetSilicon depreciated by 80% from August 31st to December 31st. This combination of factors materially impacted our ability to continue funding Alera operations and our administrative operations. During December 2000 we closed the administrative office and at the end of December ceased further development operations at Alera.

Proposed Simmons Energy Services Inc. ("SES") Merger

In February 2001, PASW entered into a letter of intent to acquire the operations of Simmons Energy Services Inc. ("SES"), a privately held Alberta (Canada) company. Under the terms of the proposed transaction, PASW would issue shares of its common stock, Series B preferred stock and Series C convertible preferred stock to acquire SES in a transaction to be accounted for as a reverse acquisition. A definitive combination agreement between PASW and SES was executed in March 2001. A term of the agreement called for PASW to initiate a private placement offering of 5,000,000 units at $4.00 per unit for an aggregate-offering price of $20,000,000.

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

Repricing of Registered Warrants

In March 2001 the Board of Directors announced the repricing of the Company's registered warrants (NASDAQ:PASWW). The exercise price of the warrants was reduced from $7.50 to $4.00 per share. In September 2001 the Board of Directors amended the terms to extend the exercise date to November 30, 2001 and to reduce the price to $1.00 on a pre-reverse split basis. In September 2001 the Board of Directors further amended the terms to reduce the price to twenty five ($0.25) cents per share and extend the exercise date to November 30, 2002.

Notification of Delisting from NASDAQ.

In April 2001 NASDAQ notified the Company that at December 31, 2000 it was not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 (c)(2)(B) in that PASW failed to have a minimum of $2 million in net tangible assets. At the same time PASW was notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of the NASDAQ Stock Market. In May 2001 the Company was notified that is not in compliance with the minimum bid price requirements of NASDAQ Market Place Rule 4310(c)(8)(B) in that the closing bid price of the Company's common stock did not meet or exceed $1.00 over 30 consecutive trading days. The Company was given until August 22, 2001 to achieve compliance. At September 30, 2001 the Company was not in compliance with any of the rules and, although notification has not been received from NASDAQ, the Company believes it is not in compliance with Market Place Rule 4310(c)(7) in that it has not maintained a minimum market value of public float of $1,000,000 over 30 consecutive trading days. On October 1, 2001 the Company received notification from The NASDAQ Stock Market, Inc. that it was not in compliance with the Net Tangible Assets or Net Equity requirements for continued listing as set forth in Market Place Rule 4310(c)(2)(B) as modified by SR-NASD-01-14 and that its securities will be delisted from The NASDAQ National/Small Cap Market at the opening of business on October 9, 2001. The securities were removed form NASDAQ and subsequent to that date the PASW Common Stock (PASW) and Warrants (PASWW) have been trading on the OTC Bulletin Board Market (OTCBB).

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

Appointment of new Corporate Secretary

On December 31, 2001 the Company received the resignation of Joseph Lechman as the corporate secretary of the Company. On that date the directors elected William E. Sliney as corporate secretary in addition to his other duties as President and Chief Financial Officer.

Operating Companies

We operate through two wholly owned subsidiaries: Alera Systems, Inc and Network Research Corporation Japan ("NRCJ"). We operate in one business segment and our fiscal year ends on December 31.

Employees

As of December 31, 2001, the Company employed two individuals. We are not represented by a labor union nor are we subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

PASW conducts its operations from a business office located in Thousand Oaks, California. In Japan we have subleased space of approximately 700 square feet at a monthly rate of approximately $2,000 on a month-to-month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS AND DIRECTORS

Name                       Age          Position

Glenn P. Russell        47            Chairman

William E. Sliney    . 63              President, Chief Financial Officer, Secretary and Director

Wayne T. Grau        53               Director

Glenn P. Russell. Mr. Russell was our chairman from 1992 to October 2000. He was reelected chairman in August 2001. He also served as president and chief executive officer from 1992 to 1999. Before 1992 he had various sales and marketing positions at IBM, Unisys and Network Research Corporation, a predecessor of PASW. Mr. Russell is also an officer and director of Luke Systems International, a distributor of electronic components. Luke Systems International is controlled by Mr. Russell’s spouse. Mr. Russell was educated in the United Kingdom.

William E. Sliney. Mr. Sliney has been our president since August 2001. He was chairman from October 2000 to August 2001. Prior to that he was president since December 1999, chief financial officer since April 1999 and was elected secretary in December 2001. Before joining us, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was chief executive officer for Gumps. Mr. Sliney received his masters in business administration from the University of California at Los Angeles

Wayne T. Grau. Mr. Grau has been a director of PASW since January 1999. He has been the president and chief executive officer of Fielding Electric, Inc. since 1981. Mr. Grau is currently a member of the Los Angeles Chapter membership committee of the National Electrical Contractors Association, a trustee for the Joint Apprenticeship Training Committee and a trustee for the Los Angeles Electrical Training Trust.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and warrants began trading on the NASDAQ SmallCap Market under the symbol "PASW" and "PASWW" on July 29, 1999, respectively. On October 9, 2001 the Company was delisted from the NASDAQ Small Cap and began trading on the OTC Bulletin Board Market. The following table sets forth the high and low bid prices as reported on NASDAQ and the OTC Bulletin Board for the periods indicated below.

Year ending December 31,1999

Quarter                                       High                  Low

09/30/99 Common Stock           10.125              6.625

09/30/99 Warrants                      2.063              1.875

12/31/99 Common Stock           9.875               4.625

12/31/99 Warrants                     2.875                1.733

Year ending December 31,2000

03/31/00 Common Stock           13.50                5.6875

03/31/00 Warrants                      6.75                  1.75

06/30/00 Common Stock            7.75                 2.2812

06/30/00 Warrants                     4.50                   0.75

09/30/00 Common Stock            6.0625              2.125

09/30/00 Warrants                     1.25                  0.5312

12/31/00 Common Stock            2.25.                0.1875

12/31/00 Warrants                     0.75                   0.0938

Year ending December 31,2001

03/31/00 Common Stock          1.0312                0.2812

03/31/00 Warrants                     0.3438               0.0625

06/30/00 Common Stock           1.04                   0.5312

06/30/00 Warrants                     0.4375               0.125

09/30/00 Common Stock           0.95                   0.04

09/30/00 Warrants                    0.16                   0.01

12/31/00 Common Stock          0.10.                  0.05

12/31/00 Warrants                   0.08                    0.01

Number of Holders of Common Stock

At December 31, 2001 there were approximately twenty stockholders of record of the Company's Common Stock. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is approximately 1,700.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

In March 2001 the Board of Directors of the Company approved a resolution changing the terms of the Company’s registered public warrants exercise price from $7.50 to $1.00 per share and extended the expiration date from July 29, 2001 to November 30, 2001. In September 2001 the Company reduced the exercise price to $0.25 and extended the expiration date to November 30, 2002. Also in September 2001 the Company repirced all outstanding non-public options and warrants to an exercise price of $0.25, fully vested, with an expiration date of September 17, 2006.

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

The Company has historically developed and licensed software that enabled Internet and web based communications. Our software products were embedded into systems and developed or manufactured by others.

Realizing that general market conditions both in the public and private markets had been deteriorating since late spring 2000 we embarked on an aggressive program to find a suitable merger/acquisition opportunity.

On August 31, 2000 the Company and NetSilicon, Inc. ("NSI") entered into an agreement whereby we sold the assets of our Internet and Web software technology to NSI. The purchase price for the assets was 90,000 shares of NSI's common stock. In addition NSI agreed to grant a non-exclusive, royalty-free license for the acquired technology, to PASW and its affiliates, subject to certain limitations.

During 1999 we also established Alera Systems, Inc., formerly iApplianceNet.com ("Alera"), a development stage company and a wholly owned subsidiary. Alera was in the process of developing proprietary technology that would allow potential business customers to greatly improve the management of their distributed remote assets.

Although Alera continued to meet performance objectives for the development and marketing of its products, capital market conditions deteriorated to the point that the additional private funding required for the Alera program could not be completed. Concurrently, the approximately $2.3 million in NSI stock received from the sale of our Internet and Web software to NetSilicon depreciated by 80% from August 31st to December 31st. This combination of factors materially impacted our ability to continue funding Alera operations and our administrative operations. During December 2000 we closed the administrative office and at the end of December ceased further development operations at Alera.

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:
	Year ended December 31,
	2000	2001
Net revenue	100.00%	100.00%
Cost of revenue	19.11	45.72
Gross profit	80.89	54.28
Selling, general and administrative	244.89	65.07
Research and development	111.92	0
Depreciation and amortization	5.54	_1.26
Total operating expenses	362.35	66.33
Net loss from operations	(281.46)	(12.05)
Other income (expense)	(201.79)	(203.88)
Net loss from continuing operations	(483.25)	(215.93)
Income tax expense	0	0
Net gain (loss)from discontinued operations	150.44	(3.59)
Net loss	(332.81)	(219.52)
Other comprehensive unrealized gains and (losses) and foreign currency translation	(157.12)	205.00
Net loss	(489.93)%	(14.52)%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:
	Year ended December 31,
	2000	2001
United States	45%	0%
United Kingdom and Europe	8	0
Japan and Asia	46	100
Other	1	0
Total	100%	100%

Net revenue

Our net revenues from continuing operations decreased 24% to $595,352 from $785,156 from 2000 to 2001reflecting our sale of operations in the United States in 2000. Sales of licenses in Japan, our remaining selling operation, increased 10% from 2000 however royalty revenue in Japan decreased by 63% from 2000 to 2001 to $139,895 from $371,731.

We expect sales in Japan to continue to represent substantially all of net revenue. We generally price our foreign licenses in dollars. An increase in the relative value of the dollar against the Japanese Yen may reduce our revenue in dollar terms or could make our products more expensive

Cost of revenue

The cost of our revenue for the year 2001 was $272,219 or 46% of sales compared to $150,059 or 19% of sales in 2000. The increase in cost of sales related to higher distribution costs resulting from a new distribution agreement entered into upon the sale of operating assets to a third party in August 2000.

Selling, general and administrative

Selling, general and administrative expense decreased to $387,379 in 2001 from $1,922,826 in 2000. This decrease is the result of maintaining a sales office in Japan and eliminating all operations in the United States except for an administrative staff of one individual.

Research and development expense

Our research and development expense in 2001 was zero since all research operations were terminated in December 2000. Expenses of $878,758 in 2000 were attributable to a continuation of expenses associated with the initial operation of the Company’s Alera subsidiary.

Depreciation and amortization

Depreciation and amortization decreased to $7,543 in 2001 from $43,466 in 2000. The depreciation in 2001 was incurred at our Japanese office whereas the depreciation in 2000 was attributable to expenditures of $124,739 in capital additions in 2000 used for continued development of the Alera subsidiary.

Other income and expense

In the year 2001 we incurred losses on sales of securities in the open market of $1,215,369. In 2000 losses on sales of securities aggregated $534,689.Also in 2000 we recorded a charge to comprehensive income of $1,183,184 to recognize the unrealized loss incurred from September to December resulting from the decrease in market price for the stock. At December 2000 we determined that our investment of $1,000,000 in Combio Corporation could be impaired in light of Combio's inability to secure additional funding for its operations therefore we reserved the full amount as an impaired asset.

Loss from discontinued operations

In 2001 we had a loss from discontinued operations of $21,356 from remaining expenses of our web-based technologies. In 2000 we completed the sale of certain assets of our PSI Technology subsidiary to NetSilicon, Inc. We received 90,000 shares of NetSilicon common stock that had a value of $2,328,750. The loss from operations of PSI Technology from January 1, 2000 through Augusts 31, 2000 was $1,147,529.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. For the year 2001 the Company had no income tax liability.

Liquidity and capital resources

At December 31, 2001 and December 31, 2000 we had working capital of $39,100 and ($16,004) and cash and cash equivalents of $152,148 and $254,369.

We used $306,327 in cash flow from operating activities for the year 2001 compared to using $2,613,849 for 2000. The decrease in use of cash of $2,307,522 was the result of a decreased loss for the year of to $102,414 compared to a loss of $3,794,322 in 2000. Cash generated or used in operating activities principally reflect the loss from operations and the related changes in working capital components.

Our investing activities in year 2001 consisted of the purchase of marketable securities of $136,500 and the proceeds of the sale of marketable securities of $302,856 compared to the purchase of assets of $124,739 and the proceeds of the sale of marketable securities of $412,336 in 2000.

We had no financing activities in 2001. Financing activities in year 2000 consisted of the exercise of options and warrants in the Company of $569,250 and the investment of $400,000 through the private placement of preferred stock in our Alera subsidiary.

Factors That May Affect Future Results

This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2001 and December 31, 2000. Those statements indicate that we have reported losses for our last two years and if we do not become profitable our business could be adversely affected.

We reported losses of $2,613,101 and $1306,954 for the years ending December 31, 2000 and 2001. We also have an accumulated deficit of $ 6,365,670 and a stockholders' equity of $50,590 as of December 31, 2001. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

We were delisted by the NASDAQ Stock Market on October 9, 2001 and our stock has been trading on the OTC Bulletin Board Market (OTCBB) since that time.

The NASDAQ National/Small Cap Market delisted our stock at the opening of business on October 9, 2001. The securities were removed form NASDAQ and subsequent to that date the PASW Common Stock (PASW) and Warrants (PASWW) have been trading on the OTC Bulletin Board Market (OTCBB). While we still have market makers for our securities there can be no assurance that we can continue to rely on our current market makers and that the price and trading volume of our securities could not b materially affected.

We have limited resources available to continue operations unless a successful transaction is completed with a merger partner or that additional funding can be obtained from outside sources.

At the present time we have limited resources available to continue operations other than maintaining day-to-day activities without any capabilities for expansion. The revenue received from our NRCJ subsidiary is sufficient to handle only maintenance administrative operations for the Company. While efforts are in process to seek a merger partner or other means of financing there is no assurance that any means can be obtained to permit the Company to resume any form of operations which could expand the business.

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

Our future results depend heavily on continued market acceptance of our operating subsidiary's products in existing and new markets. Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2000 and 2001. There is no assurance that Net Silicon will continue to fund the research required to keep our subsidiary supplied with state of the art products, that Net Silicon will continue the Distribution Agreement with NRCJ beyond its current termination date or that our subsidiary will have sufficient funds to properly advertise and market their product lines as an independent distributor. Any of these factors could have a material effect on our continued operations and financial results.

Because our ownership is concentrated, our officers and directors and independently our majority stockholder will be able to control all matters requiring stockholder approval including delaying or preventing a change in our corporate control or taking other actions of which individual shareholders may disapprove.

Our officers, directors and independently the majority stockholder beneficially own approximately 60% of our outstanding common stock. These parties will be able to exercise control over all matters requiring stockholder approval and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, our officers, directors and independently the majority stockholder could approve or cause the Company to take actions of which you disapprove or that are contrary to your interests.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Index to Financial Statements                                               F-1

PASW, Inc. Financial Statements as of and

for the year ended December 31, 2001and 2000                 F-2 through F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS
Name	Age	Position
Glenn P. Russell	47	Chairman
William E. Sliney	63	President, Chief Financial Officer, Secretary and Director
Wayne T. Grau	53	Director

Glenn P. Russell. Mr. Russell was our chairman from 1992 to October 2000. He was reelected chairman in August 2001. He also served as president and chief executive officer from 1992 to 1999. Before 1992 he had various sales and marketing positions at IBM, Unisys and Network Research Corporation, a predecessor of PASW. Mr. Russell is also an officer and director of Luke Systems International, a distributor of electronic components. Luke Systems International is controlled by Mr. Russell’s spouse. Mr. Russell was educated in the United Kingdom.

William E. Sliney. Mr. Sliney has been our president since August 2001. He was chairman from October 2000 to August 2001. Prior to that he was president since December 1999, chief financial officer since April 1999 and was elected secretary in December 2001. Before joining us, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was chief executive officer for Gumps. Mr. Sliney received his masters in business administration from the University of California at Los Angeles.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all officers, directors and greater than ten percent beneficial owners listed in the above table complied with the following Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered to PASW in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended December 31, 2001 exceeded $100,000.

Summary Compensation Table

Name and principal position	Year ended	Annual compensation Salary Bonus		Long-term compensation awards Securities underlying options	All other compensation
Glenn P. Russell (1)	2001	0		30,000
Chairman	2000	168,345	-	30,000	-
	1999	190,000	-	30,000	-
William E. Sliney (2)	2001	46,875		187,000	15,000
President and	2000	105,313	-	87,000	-
Chief Financial Officer and	1999	87,087	-	312,000	-
Secretary

(1) Mr. Russell resigned as Chairman in November 2000 and was re-appointed Chairman in August 2001.

(2) Mr. Sliney commenced employment in April 1999 and became Chairman in November 2000. He resigned as Chairman in August 2001. His annual salary is $125,000. In the year ended December 31,2000, 300,000 of the options granted to Mr. Sliney in 1999 were canceled and replaced with 75,000 fully vested options at $2.50 expiring in November 2004. In September 2001 the 87,000 outstanding options were repriced to $0.25 and additionally he was granted 100,000 fully vested options at $0.25. All options expire on September 17, 2006. The additional compensation to Mr. Sliney is in the form of a management fee after he ceased being an employee of the Company in March 2001.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to Executive Officers in 2001. The figures representing percentages of total options granted to employees in the fiscal year 2001 are based on an aggregate of 287,500 options granted by us during the year ended December 31, 2001to our employees and consultants, including the Named Executive Officers.

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

Option Grants during Year Ended December 31, 2001
	Number of securities underlying options	Percent of total options granted to employees in	Exercise	Expiration	Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Granted	fiscal year	price	Date	5% ($)	10% ($)
William E. Sliney	100,000	35%	$0.25	9/17/06	$31,907	$40,263

Aggregate Option Exercises in Last Fiscal Year

The following table summarizes the value of options held at December 31, 2001 by our Executive Officers. The value of unexercised in-the-money options in the right-hand columns are based on the difference between the fair market value of $0.05 per share at year-end and the per-share exercise price, multiplied by the number of shares issued upon exercise of the option.

	Number of shares acquired	Value	Number of securities underlying unexercised options at year end		Value of unexercised in-the-money options at year end
Name	Upon exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn P. Russell	-	-	30,000		-	-
William E. Sliney	-	-	100,000		-	-

REPORT OF THE COMPENSATION COMMITTEE

Appointed in February 1999, the Compensation Committee is charged with the responsibility of reviewing all aspects of the Company's executive compensation programs and administering the Company's stock option plans. The Compensation Committee did not meet during 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2001 for:

each person who is known to own beneficially more than 5% of our outstanding common stock,

each of our executive officers and directors and

all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 4,997,400 shares of common stock outstanding on December 31, 2001.

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

	Number of shares beneficially owned	Percentage of shares outstanding
Name and address of beneficial owner
Glenn P. Russell	3,030,000	60.6%
William E. Sliney	187,500	3.8%
Wayne T. Grau	15,000	*
All directors and executive officers as a group (3)
	3,232,500	64.4%

* Less than 1%.

The address of each officer and director for PASWS, Inc. is 2007 Simsbury Court, Thousand Oaks, California 91360.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1996, PASW agreed with a former officer, director and principal stockholder to a buyout of his employment agreement and Glenn P. Russell agreed to purchase all of that former officer's shares of common stock of PASW. PASW and that former officer also entered into a consulting agreement and that former officer agreed not to compete with PASW. PASW paid the former officer $ 257,143 and $314,286 for 1999 and 1998, respectively. As of December 31, 2001 the Company has satisfied its obligations to the former officer in full.

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

In February 2001 Luke Systems International loaned the Company $32,075 which remains outstanding at December 31, 2001.

PASW believes that the transactions described above, other than the employment of the mother of Glenn P. Russell, were made on terms no less favorable to PASW than could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No. Description Page

2.1 Combination Agreement among PASW, Inc. Glenn P. Russell and Simmons Energy Services Inc. (4)

2.2 Voting Trust and Exchange Rights Agreement among PASW, Inc. [#2] Alberta Ltd., Shareholders and Montreal Trust Company of Canada (4)

2.3 Support Agreement among PASW, Inc.  and [#2] Alberta Ltd.(4) 2.4 Share Capital Provisions to be Included in the Articles of Incorporation of [#2] Alberta Ltd.

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

10.9 Convertible 10% promissory note due from FSPNetwork (3)

10.10 Letter of intent regarding investment in RedFlag dated January 13, 2000(3)

10.11 NetSilicon sale of assets dated September 8, 2000

10.12 Letter of intent between PASW, Inc. and Simmons Energy Services dated February 9, 2001

21.1 Subsidiaries of the Registrant*

As filed on Form SB2 effective July 29, 1999.

As filed on Form 10-QSB on November 12, 1999.

As filed on Form 10KSB dated March 28, 2000

AS filed on Form 8-K effective March 29, 2001

* Filed herewith

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASW, Inc.

(Registrant)

Date: March 26, 2002 By: William E. Sliney

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Glenn P. Russell	Chairman	03/26/02
William E. Sliney	President, Chief Financial Officer and Secretary	03/26/02
Wayne T. Grau	Director	03/26/02

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

PASW, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

INDEPENDENT AUDITORS’ REPORT 1

CONSOLIDATED BALANCE SHEETS 2

CONSOLIDATED STATEMENTS OF OPERATIONS 3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY 5

CONSOLIDATED STATEMENTS OF CASH FLOWS 6 - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 8 - 20

INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

PASW, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of PASW, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.

Certified Public Accountants

Los Angeles, California

February 16, 2002

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2001	2000
Current assets
Cash and cash equivalents	$ 152,148	$ 254,369
Accounts receivable, net of allowance for doubtful accounts of $-0-	43,855	157,381
Securities available for sale	-	198,541
Prepaid expenses and other current assets	-	30,867
Total current assets	196,003	641,158

Property and equipment, less accumulated depreciation and amortization of $50,584 and $43,852	5,847	12,784

Other assets	5,643	6,732

TOTAL ASSETS	$ 207,493	$ 660,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 124,828	$ 657,162
Advances payable – stockholder	32,075	-
Total current liabilities	156,903	657,162

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding
	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 4,997,400 and 4,517,400 shares issued and outstanding
	4,998	4,518
Additional paid-in capital	6,398,754	6,265,653
Accumulated deficit	(6,365,670)	(5,058,716)
Unrealized loss on marketable securities	-	(1,183,184)
Cumulative adjustment for foreign currency translation	12,508	(24,759)
Total stockholders’ equity	50,590	3,512

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 207,493	$ 660,674

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000
Revenue
Sales	$ 455,458	$ 413,425
Royalties and other	139,895	371,731
Total	595,353	785,156

Cost of revenue - purchases and royalty fees	272,219	150,059

Gross profit	323,134	635,097

Operating expenses
Selling, general and administrative	387,379	1,922,826
Research and development	-	878,758
Depreciation and amortization	7,543	43,466
Total operating expenses	394,922	2,845,050

Loss from operations	(71,788)	(2,209,953)

Other income (expenses)
Interest income	1,559	18,515
Interest expense	-	(1,286)
Other expense	-	(66,909)
Loss on sale of securities	(1,215,369)	(534,689)
Loss from impaired assets	-	(1,000,000)
Total other income (expense)	(1,213,810)	(1,584,369)

Loss from continuing operations before income taxes	(1,285,598)	(3,794,322)
Income tax expense	-	-
Loss from continuing operations	(1,285,598)	(3,794,322)

Discontinued operations:
Loss from operations of internet and web software divisions (net of income taxes of $-0-)
	(21,356)	(1,147,529)
Gain on disposal of internet and web software divisions (net of income taxes of ($-0-)
	-	2,328,750
	(21,356)	1,181,221
Net loss	$ (1,306,954)	$(2,613,101)

Net loss per common share - Basic and diluted
Continuing operations	$ (0.27)	$ (0.84)
Discontinued operations	(0.01)	0.26
Net loss per share	$ (0.28)	$ (0.58)
Weighted average common shares -Basic and diluted	4,617,400	4,487,337

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2001	2000
COMPREHENSIVE INCOME (LOSS)
Net loss	$(1,306,954)	$(2,613,101)
Net unrealized loss on available for sale securities	1,183,184	(1,183,184)
Foreign currency translation adjustment	37,264	(50,407)

Comprehensive loss	$ (86,506)	$(3,846,692)

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unrealized Loss on Securities	Cumulative Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2000	4,402,500	$ 4,403	$ 5,042,624	$(2,445,615)	$ -	$ 25,578	$ 2,626,990
Exercise of options	31,500	31	95,594	-	-	-	95,625
Issue of Series A Convertible Preferred stock in subsidiary
	-	-	400,000	-	-	-	400,000
Exercise of warrants	83,400	84	473,541	-	-	-	473,625
Warrants issued as compensation for services
	-	-	36,000	-	-	-	36,000
Options issued to employees	-	-	217,894	-	-	-	217,894
Change in market value of available for sale securities and investments
	-	-	-	-	(1,183,184)	-	(1,183,184)
Foreign currency translation adjustment
	-	-	-	-	-	(50,337)	(50,337)
Net loss	-	-	-	2,613,101)	-	-	(2,613,101)
Balance at December 31, 2000	4,517,400	4,518	6,265,653	(5,058,716)	(1,183,184)	(24,759)	3,512
Conversion of preferred to common stock
	400,000	400	(400)	-	-	-	-
Shares issued as compensation for services
	80,000	80	8,720	-	-	-	8,800
Repricing of warrants	-	-	124,781	-	-	-	124,781
Sale of marketable securities	-	-	-	-	1,183,184	-	1,183,184
Foreign currency translation adjustment
	-	-	-	-	-	37,267	37,267
Net loss	-	-	-	(1,306,954)	-	-	(1,306,954)
Balance at December 31, 2001	4,997,400	$ 4,998	$6,398,754	$(6,365,670)	$ -	$ 12,508	$ 50,590

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,285,598)	$ (3,794,322)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	7,543	43,466
Impairment of investment	-	1,000,000
Write-off of fixed assets	-	164,836
Loss on marketable securities	1,215,369	534,689
Stock-based compensation	133,581	246,544
(Increase) decrease in assets:
Accounts receivable	113,526	18,370
Prepaid expenses and other current assets	-	44,886
Deposits and trademark	30,867	6,461
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(532,334)	266,616
Related party payable	32,075	-
Deferred revenue	-	(149,872)
	(284,971)	(1,618,326)
Loss from discontinued operations	(21,356)	(995,523)
Net cash used in operating activities	(306,327)	(2,613,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(124,739)
Purchase of marketable securities	(136,500)	-
Proceeds on sale of marketable securities	302,856	412,336
Net cash provided by investing activities	166,356	287,597

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options and warrants	-	569,250
Sale of subsidiary stock	-	400,000
Net cash provided by financing activities	-	969,250

EFFECT OF EXCHANGE RATE CHANGES ON CASH	37,750	(50,337)

NET DECREASE IN CASH	(102,221)	(1,407,339)

CASH AND CASH EQUIVALENTS – BEGINNING	254,369	1,661,708
CASH AND CASH EQUIVALENTS - ENDING	$ 152,148	$ 254,369

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for –
Interest paid	$ -	$ 1,286
Income taxes paid	$ -	$ -

CASH FLOW STATEMENT

SCHEDULE OF NON-CASH ACTIVITIES:

During 2001,

The Company issued 80,000 shares of common stock, valued at $8,800, for services.

The Company issued 400,000 shares of common stock in conversion of subsidiary preferred stock.

The Company issued warrants as compensation for services. The warrants have been recorded at a value of $124,781.

During 2000,

The Company wrote off $35,794 in net book value in unused fixed assets.

The Company charged $129,042 for fixed assets relating to discontinued operations.

A note receivable in the amount of $1,000,000 was converted into equity securities.

The Company received equity securities valued at $2,328,750 as consideration for the sale of assets.

Equity securities valued at $253,894 were issued as compensation for services.

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PASW, Inc., formerly Pacific Softworks, Inc., incorporated in California in November 1992, has historically developed and licensed Internet and Web related software and software development tools that enable communications, based on a set of rules known as protocols. The Company’s products were embedded into systems and developed or manufactured by others. In August 2000, the Company sold all of the assets of its Internet and Web operations. Since that time, the Company’s operations, consisting of sales of software and licenses, have been conducted principally through an administrative office in Southern California and a sales office in Japan.

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

Alera is a wholly owned subsidiary of PSI and was incorporated in California in August 1999. Alera was inactive during the period ended December 31, 1999, began operations in January 2000, and was inactive at December 31, 2001.

PAC and Europe were formed in 1999. PAC and Europe were inactive in 2001 and 2000.

PST was formed in 2000 and was sold on August 31, 2000.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company is a licensor of software and generates revenue primarily from the one-time sales of licensed software. Generally, revenue is recognized upon shipment of the licensed software. For multiple element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to each function is recognized ratably over the term of the arrangement.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Accounts Receivable

For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

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

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2001 and 2000.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Income Taxes

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

F 10

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation for employees in accordance with Accounting Principles Board Opinion ("APB") No. 25. See Note 9 for proforma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by SFAS No. 123.

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

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 2 - INVESTMENT IN EQUITY SECURITIES

At December 31, 2000, marketable investments classified as available for sale are comprised as follows:

Common stock
Market value	$ 198,541
Cost	(1,381,725)
Unrealized loss	$(1,183,184)

During the periods ended December 31, 2001 and 2000, the Company recognized realized losses as follows:

	2001	2000
Proceeds from sale	$ 302,856	$ 412,336
Cost	1,518,225	947,025
Realized loss	$(1,215,369)	$ (534,689)

<

The Company uses the average cost method in computing realized gains and losses, which are included in other income (expense), in the consolidated statement of operations.

NOTE 3 - NOTE RECEIVABLE

On December 3, 1999, the Company acquired for cash a $1,000,000 convertible promissory note bearing interest at 10% from Financial Services Provider Network, Inc. ("FSPN"). The note and accrued interest up to 6% is convertible into FSPN’s capital stock at the time of FSPN’s next equity based round of venture financing. Upon such conversion, this note shall be canceled and accrued interest in excess of 6% for the number of days elapsed shall be forfeited. On April 17, 2000, the note was converted into 715,084 shares of FSPN Series A Preferred Stock. The Company determined that this investment is fully impaired at December 31, 2000, and a loss of $1,000,000 has been charged to operations.

F-- 12 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2001	2000
Furniture, fixtures and equipment	$ 31,431	$ 31,636
Computer software	25,000	25,000
	56,431	56,636
Less: accumulated depreciation and amortization	50,584	43,852
Fixed assets – net	$ 5,847	$ 12,784
Depreciation and amortization expense recorded in the statement of operations	$ 7,543	$ 87,804

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company occupies facilities under terms of operating leases expiring in 2000 and 2001. It also occupies facilities in Japan on a month-to-month basis with a monthly rent of approximately $2,000. Rent expense included in the statement of operations totaled $21,260 and $98,121 in 2001 and 2000, respectively.

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

In the event that Alera has not been sold or has not closed on underwritten public offering of not less than $5,000,000 within two years following the closing of the private placement, the preferred stockholders will have the option of converting their shares into common stock of the Company. The preferred shares will receive shares of PASW common stock based on the ratio of the cost of the preferred shares over 85% of the average per share closing price for the Company for 15 consecutive days. The value of Company shares used in the conversion calculation is limited to a range of $1.00 to $15.00. The preferred shares were converted into 400,000 shares of the Company’s common stock during 2001 at a conversion value of $1.00 per share.

- F-1313 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 9 - STOCK-BASED COMPENSATION

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

On December 1, 1999, the president and chief financial officer of the Company were granted options to purchase 300,000 shares of common stock of the Company at an exercise price of $5.75 per share. These options expire on November 30, 2004. On October 5, 2000, these options were cancelled and 75,000 options were issued to the same individual. The options provide for an exercise price of $2.50 and expire on October 4, 2004. At the date of grant, the fair value of the common stock was $2.56 per share. Pursuant to APB 25 and related interpretations, compensation expense of $4,500 has been recorded in the financial statements. Additionally, these repriced options are accounted for as a variable plan. At December 31, 2000, the exercise price exceeded the market price of the stock; therefore, no compensation expense related to the variable nature of the options has been recorded in the financial statements.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 9 - STOCK-BASED COMPENSATION (Continued)

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

During 2001, the Company effectively cancelled all of its outstanding options by modifying the terms and issuing warrants, since the option holders are no longer employees of the Company (see Note 10 – Warrants).

Plan and non-plan stock option activity is summarized as follows:

	December 31,
	2001	2000
Outstanding at beginning of period	320,000	768,000
Options exercised at $1.25 per share	-	(16,500)
Options exercised at $5.00 per share	-	(15,000)
Options granted at an exercise price of $3.13 per share	-	87,000
Options granted at an exercise price of $2.50 per share	-	75,000
Options cancelled	(320,000)	(578,500)
Outstanding at end of period	-	320,000

Weighted average exercise price of options outstanding:
January 1	2.86	4.66
December 31	-	2.86
Weighted average remaining contractual life of options outstanding
	-	40 months

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 9 - STOCK-BASED COMPENSATION (Continued)

The Company accounts for its stock option transactions with employees under the provisions of APB No. 25. The following proforma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each option granted during the year ended December 31, 2000, except for the subsidiary options described in item (f), has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk: risk free interest rate of 5.5%, life of options of 2-5 years, volatility of 182% (except for the options described in item (d) above for which the volatility is 44%) and expected dividend yield of 0%. Under these assumptions, the weighted average fair value of options granted during the year ended December 31, 2000 was $2.62, except for the subsidiary options described in item (f).

The Company’s proforma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

	Year Ended December 31,
	2001	2000
Net loss from continuing operations	$ (183,809)	$(4,197,729)
Net income (loss) from discontinued operations	(21,356)	1,181,221
Net loss	$ (205,165)	$(3,016,508)
Net loss per share – continuing operations	$ (0.04)	$ (0.93)
Net income (loss) per share – discontinued operations	(0.01)	0.26
Net loss per share	$ (0.05)	$ (0.67)

NOTE 10 - WARRANTS

In connection with its initial public offering in 1999, the Company issued common stock purchase warrants. At December 31, 2001, 1,134,100 warrants remain outstanding. None were exercised during 2001. During 2001, the Company extended the life of the warrants to November 30, 2002 and reduced the exercise price to $0.25 per share.

Additionally, the Company issued 560,000 fully vested common stock purchase warrants as compensation for services by professionals and consultants. The warrants have an exercise price of $0.25 per share and expire September 18, 2006.

The Company also canceled its outstanding employee options and other warrants, and issued 642,674 new fully vested warrants, with an exercise price of $0.25 per share expiring on September 18, 2006.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 10 - WARRANTS (Continued)

The Company has valued the 1,202,674 warrants issued in 2001 using the Black Sholes option pricing model with the following assumptions: interest rate of 4.5%, life of 5 years, volatility of 145% and expected dividend yield of -0-%. The per warrant fair value is $0.10 and a total expense of $124,781 has been recorded in the financial statements during 2001.

Warrants to purchase 20,000 shares were issued on October 5, 2000 for services. These warrants may be exercised at $2.50 per share until October 5, 2004. The fair value of the warrants using the Black Scholes pricinig model is $36,000 and has been charged to expense.

Warrants to purchase 1,180,000 shares had been issued to certain professionals who have rendered consulting services in connection with the Company’s restructuring. Each of these warrants could be exercised at $5.75 per unit until November 2004. On October 5, 2000, these warrants were canceled. The Company issued 220,000 repriced warrants at an exercise price of $2.50, expiring on October 5, 2004. The fair value of the repriced options was less than the remaining fair value of the original warrants on the date of repricing.

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2001, a company controlled by the spouse of the principal shareholder of PSI advanced funds to the Company aggregating $32,075. The advances bear no interest and are due on demand.

NOTE 12 - SEGMENT INFORMATION

The Company’s assets are located principally in Japan.

Product sales are to the following geographic areas:

	2001	2000
United States and the Americas	0%	42%
Europe	0%	40%
Asia and Australia	100%	18%

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 13 - INCOME TAXES AND S CORPORATION STOCKHOLDER DISTRIBUTIONS

The components of the provision for income taxes are as follows:

December 31,
	2001	2000
Current tax expense
U.S. Federal	$ -	$ -
State and local	-	-
Total current	-	-

Deferred tax expense
U.S. Federal	$ -	$ -
State and local	-	-
Total deferred	-	-

Total tax provision from continuing operations	$ -	$ -

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2001	2000
Federal income tax rate	(34.0)%	(34.0)%
Deferred tax charge (credit)	-	-
Effect of valuation allowance	34.0	34.0
State income tax, net of federal benefit	-	-
Effective income tax rate	0.0%	0.0%

At December 31, 2001 and 2000, the Company had a net carryforward operating loss of approximately $1,412,000 and $1,392,000, respectively. It also has a capital loss carryforward of approximately $2,750,000 at December 31, 2001. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

F-- 18 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 13 - INCOME TAXES AND S CORPORATION STOCKHOLDER DISTRIBUTIONS (Continued)

December 31,
	2001	2000
Non-current deferred tax assets (liabilities):
Loss carryforwards	$ 1,415,000	$ 995,000
Less: valuation allowance	(1,415,000)	(995,000)
Net deferred tax assets (liabilities)	$ -	$ -

The net operating loss carryforward expires in 2020.

NOTE 14 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because their effect would have been antidilutive, are as follows:

	December 31,
	2001	2000
Warrants	2,336,774	1,896,774
Options	-	471,500
Total shares	2,336,774	2,368,274

NOTE 15 - ADVERTISING COSTS

Advertising costs incurred and recorded as expense in the statement of operations were $1,140 and $116,682, for the years ended December 31, 2001 and 2000, respectively.

NOTE 16 - INTEREST COSTS

Interest costs incurred were $-0- and $1,286 in 2001 and 2000, respectively, all of which were charged to operations.

NOTE 17 - DISCONTINUED OPERATIONS

On August 31, 2000, the Company and NETsilicon, Inc. ("NSIL") entered into an agreement whereby the Company sold the assets of its PSI Softworks Technology subsidiary ("PSI") to NSIL. The assets primarily consist of PSI’s Internet and Web software. The purchase price for the assets was 90,000 shares of NSIL’s common stock, valued at $2,328,750 (fair value on date of sale). In addition, NSIL has agreed to grant a non-exclusive, royalty-free license for the acquired technology to PASW and its affiliates, subject to certain limitations. NSIL is expected to retain substantially all of PSI’s personnel as part of a newly formed operating group. The operations sold are accounted for as discontinued operations for financial reporting purposes. Revenue attributable to discontinued operations was $-0- and $1,044,955 in 2001 and 2000, respectively.

F- -19 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 18 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $6,365,600 since inception and has a negative cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. As of December 31, 2001, the Company is actively seeking a reverse merger candidate.

F 20