Form 10QSB
period 2002-03-31
PASW INC
filed 2002-05-03
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-75137

PASW, INC.

(Exact name of registrant as specified in its charter)
California	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9453 Alcosta Boulevard San Ramon, California	94583
(Address of principal executive offices)	(Zip Code)

(925) 828-0934

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of May 1, 2002.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 237,142	$ 152,148
Accounts receivable, net of allowance of $0 and $0	12,228	43,855
Total current assets	249,370	196,003

Property and equipment less accumulated depreciation and amortization of $51,384 and $50,584	4,980	5,847
Other assets	5,579	5,643
Total assets	$ 259,929	$ 207,493

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 194,769	$ 124,828
Note payable	32,075	32,075
Total current liabilities	$226,844	$156,903
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid in capital	6,398,754	6,398,754
Accumulated deficit	(6,378,254)	(6,365,670)
Cumulative adjustment for currency translation	7,587	12,508
Total stockholders’ equity	33,085	50,590
	$ 259,929	$ 207,493

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended
	March 31, 2002	March 31, 2001
Net revenue
Sales	$ 122,436	$ 117,498
Royalties and other	36,470	30,875
	158,906	148,373

Cost of revenue -
Purchases and royalty fees	63,235	58,567

Gross profit	95,671	89,806

Expenses:
Selling, general and administrative	107,455	(5,179)
Research and development	0	0
Depreciation and amortization	800	0
	108,255	(5,179)
Other income (expenses): Loss on sale of securities	0	(24,608)
Gain (loss) from continuing operations before income taxes	(12,584)	70,377
Income taxes	0	0
Net income (loss)	$ (12,584)	$ 70,377

Net income (loss) per common share: Basic and diluted	$ (0.00)	$ 0.02

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,640,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended
	March 31, 2002	March 31, 2001

Net income (loss)	$ (12,584)	$ 70,377
Other comprehensive income (loss):
Net unrealized loss on available securities for sale
(3,993)
Foreign currency translation adjustment
	(4,921)	65,707
Comprehensive income (loss)	$ (17,505)	$ 132,091

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities: Continuing operations
Net income (loss)	$ (12,584)	$ 70,377
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800	0
(Increase) decrease in assets:
Accounts receivable	31,627	140,297
Loss on marketable securities	0	24,608
Prepaid expenses	0	15,434
Other assets	0	442
Write-off of fixed assets Increase (decrease) in liabilities:	0	558
Accounts payable and accrued expenses	69,941	(366,769)

Net cash used in operating activities	89,784	(115,053)

Cash flows from investing activities:
Proceeds of sale or marketable securities
	0	147,479
Purchase of marketable securities	0	(136,500)
Net cash from (used) in investing activities	0	10,979

Cash flows from financing activities	0	0
Net cash provided by financing activities	0	0

Effect of exchange rate changes on cash	(4,790)	65,707

Net increase (decrease) in cash	84,994	(38,367)

Cash – Beginning	152,148	254,369
Cash – Ending	$ 237,142	$ 216,002

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at March 31, 2002, the results of operations for the three ended March 31, 2002 and March 31, 2001, and the cash flows for the three months ended March 31, 2002 and March 31, 2001 are included. Operating results for the three-month ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 26, 2002.

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING
	Total Number of Shares	Three Months Ended March 31, 2002
Outstanding shares as of January 1, 2002	4,997,400	4,997,400
Options treated as Common Stock	1,142,674	1,142,674
Total weighted average shares outstanding	6,140,074	6,140,074
Net loss		$ (12,584)
Net loss per common share basic and diluted		$ (0.00)

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

Additional information on these and other risk factors are included in the "Factors That May Affect Future Results" section in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 26, 2002, Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgement, belief and expectations only as of the date hereof. PASW undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

General

PASW, Inc., formerly Pacific Softworks, Inc., incorporated in California in November 1992, has historically developed and licensed Internet and Web related software and software development tools that enable communications, based on a set of rules known as protocols. The Company’s products were embedded into systems and developed or manufactured by others. In August 2000, the Company sold all of the assets of its Internet and Web operations. Since that time, the Company’s operations, consisting of sales of software and licenses, have been conducted principally through an administrative office in Northern California and a sales office in Japan.

The Company operates in one business segment. The Company’s fiscal year ends on December 31

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income.

	Unaudited Three Months Ended March 31,
	2002	2001
Net revenue	100.00%	100.00%
Cost of revenue	39.79	39.47
Gross profit	60.21	60.53
Selling, general and administrative	67.62	(3.48)
Research and development	0.00	0.00
Depreciation and Amortization	0.51	0.00
Total expenses	68.13	(3,48)
Other income (expense)	0.00	(16.58)
Net income (loss)	( 7.92%)	47.43%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

	Unaudited Three Months Ended March 31,
	2002	2001
United States	0%	0%
United Kingdom and Europe	0%	0%
Japan and Asia	100%	100%
Other	0%	0%
Total	0%	0%

Three months ended March 31, 2002 and 2001.

Net revenue

For the three months ended March 31, 2002 revenues increased 7% to $158,906 from 148,373 for the three months ended March 31, 2001. Sales of licenses increased 4% to $122,436 for the three months ended March 31, 2002 and royalty income increased by 18% all due to an increase in sales activity in Japan which accounted for 100% of license and royalty sales.

Cost of revenue

The cost of revenue for the three months ended March 31, 2002 was $63,235 or 40% of sales compared to $58,567 or 39% of sales for the three months ended March 31, 2001. The cost of sales reflects the impact of distribution fees under a contract negotiated by our Japanese subsidiary in August 2000.

Selling, general and administrative

Selling, general and administrative expense was $107,455 for the three months ended March 31, 2002 compared to $(5,179) for the three months ended March 31, 2001. The increase in 2002 reflects the continuing expense of a corporate office, which is associated with seeking a reverse merger or other financial transaction for the Company.

Research and development expense

Research and development expense was $0 for the three months ended March 31, 2002 and March 31, 2001as a result of ceasing all development activities in the Company at the end of December 2000.

Depreciation and amortization

Depreciation and amortization was $800 in the three months ended March 31, 2002 and $0 for the three months ended March 31, 2001 reflecting the sale of assets to another company in August 2000 and the write down of the Company's remaining operating assets at the end of December 2000.

Other income and expenses

During the three months ended March 31, 2002 the Company had $0 in other income and expenses. The Company had a loss on sale of securities of $24,608 in the three months ended March 31, 2001.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended March 31, 2002 the Company had no income tax liability.

Liquidity and capital resources

At March 31, 2002 and December 31, 2001 the Company had working capital of $22,526 and $39,100 and cash and cash equivalents of $237,142 and $152,148.

The Company generated $89,784 in cash flow from operating activities in the three months ended March 31, 2002 compared to using $115,053 in the three months ended March 31, 2001. The principal reasons for the decrease in use of cash of $204,833 was the result of an decrease of $108,670 in accounts receivable, a decrease in prepaid and other expenses of $41,042 and an increase of $436,710 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

There were no investing activities in the three months ended March 31, 2002. Investing activities in the three months ended March 31, 2001 consisted of the purchase of marketable securities of $136,500 and the sale of marketable securities of $147,479.

The Company had no financing activities in the three months ended March 31, 2002 and the three months ended March 31, 2001.

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

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2002

PASW, INC.

/s/ WILLIAM E. SLINEY

__________________________________

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)