Form 10QSB
period 2002-06-30
PASW INC
filed 2002-08-05
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of August 1, 2002.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 120,723	$ 152,148
Accounts receivable, net of allowance of $0 and $0	17,241	43,855

Total current assets	137,964	196,003

Property and equipment less accumulated depreciation and amortization of $52,984 and $50,584	4,316	5,847
Other assets	5,710	5,643
Total assets	$ 147,990	$ 207,493

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 102,156	$ 124,828
Note payable	32,075	32,075
Total current liabilities	$134,231	$ 156,903
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid in capital	6,398,754	6,398,754
Accumulated deficit	(6,388,694)	(6,365,670)
Cumulative adjustment for currency translation	(1,299)	12.508
Total stockholders’ equity	13,759	50,590
	$ 147,990	$ 207,493

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended
	June 30, 2002	June 30, 2001
Net revenue
Sales	$ 44,089	$ 253,304
Royalties and other	39,998	34,985
	84,087	288,289

Cost of revenue -
Purchases and royalty fees	21,429	187,583
Gross profit	62,658	100,706

Expenses:
Selling, general and administrative	72,298	144,855
Depreciation and amortization	800	1,600
	73,098	144,855

Other income (expenses): Loss on sale of securities Gain on cancellation of debt	0 0	(6,725) 4,500
	0	2,225
Net income (loss)	$ (10,440)	$ (46,374)
Net income (loss) per common share: basic and diluted	$ (0.00)	$ (0.01)
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,640,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Six Months Ended
	June 30, 2002	June 30, 2001
Net revenue
Sales	$ 166,525	$ 370,802
Royalties and other	76,468	65,860
	242,993	436,662

Cost of revenue -
Purchases and royalty fees	84,664	246,150
Gross profit	158,329	190,512

Expenses:
Selling, general and administrative	179,753	139,676
Depreciation and amortization	1,600	0
	181,353	139,676

Other income (expenses): Loss on sale of securities Gain on cancellation of debt	0 0	(31,333) 4,500
	0	(26,833)
Net income (loss)	$ (23,024)	$ 24,003

Net income (loss) per common share: basic and diluted	$ (0.00)	$ (0.01)

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,640,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended
	June 30, 2002	June 30, 2001

Net income (loss)	$ (10,440)	$ (46,374)
Other comprehensive income (loss):
Net unrealized loss on available securities for sale
	0	(575)
Foreign currency translation adjustment
	(8,886)	81,858
Comprehensive income (loss)	$ (19,326)	$ 34,909

	Six Months Ended
	June 30, 2002	June 30, 2001

Net income (loss)	$ (23,024)	$ 24,003

Other comprehensive income (loss):
Net unrealized loss on available securities for sale
	0	(4,568)
Foreign currency translation adjustment
	(13,807)	147,565
Comprehensive gain (loss)	$ (36,831)	$ 167,000

See accompanying notes to condensed financial statements.

PASW, INC.

STATEMENT OF CASH FLOWS

(Unaudited)
	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities: Continuing operations
Net income (loss)	$ (23,024)	$ 24,003
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,600	0
(Increase) decrease in assets:
Accounts receivable	26,614	114,470
Loss on marketable securities	0	31,333
Prepaid expenses		30,506
Other assets	0	917
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(22,672)	(535,677)

Net cash used in operating activities	(17,482)	(334,448)

Cash flows from investing activities:
Acquisition of fixed assets	0	0
Disposition of assets, net	0	699
Proceeds of sale or marketable securities	0	300,407
Purchase of marketable securities	0	(136,500)
Net cash from (used) in investing activities	0	164,606

Cash flows from financing activities:	0	0
Net cash provided by financing activities	0	0

Effect of exchange rate changes on cash	(13,943)	142,997

Net increase (decrease) in cash	(31,425)	(26,845)

Cash – Beginning	152,148	254,369
Cash – Ending	$ 120,723	$ 227,524

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and June 30, 2001, and the cash flows for the six months ended June 30, 2002 and June 30, 2001 are included. Operating results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 26 2002 and the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999 (File 333-75137).

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

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	25.48	65.07	34.84	56.37
Gross profit	74.52	34.93	65.16	43.63
Selling, general and administrative	85.98	50.25	73.98	31.99
Research and development	0.00	0.00	0.00	0.00
Depreciation and Amortization	0.95	0.00	0.65	0.00
Total expenses	86.93	50.25	74.63	31.99
Other income (expense)	0.00	(0.76)	0.00	(6.14)
Net income (loss)	(12.41)%	(16.08)%	(9.47)%	5.50%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended June 30, 2002 and 2001.

Net revenue

For the three months ended June 30, 2002 revenues decreased 71% to $84,087 from $288,289 for the three months ended June 30, 2001. Sales of licenses decreased 83% for the three months ended June 30, 2002 due the cessation of all revenue producing activities in the Company except sales activity in Japan which accounted for 100% of license and royalty sales.

Cost of revenue

The cost of revenue for the three months ended June 30, 2002 was $21,429 or 25% of sales compared to $187,583 or 65% of sales for the three months ended June 30, 2001. The decrease in cost of sales reflects the impact of the mix of higher royalty fees versus license income in our Japanese subsidiary.

Selling, general and administrative

Selling, general and administrative expense was $72,298 for the three months ended June 30, 2002 compared to $144,855 for the three months ended June 30, 2001. The decrease in 2002 reflects the closure of principally all operations except those associated with our Japanese subsidiary and seeking a reverse merger or other financial transactions for the Company.

.Depreciation and amortization

Depreciation and amortization was $800 in the three months ended June 30, 2002 compared to $0 for the three months ended June 30, 2001 principally created by the continuing operations of our Japanese subsidiary.

Other income and expenses

During the three months ended June 30, 2002 the Company had $0 other income and expenses compared to a loss on sale of securities of $6,725 and a cancellation of debt of $4,500 in the three months ended June 30, 2001.

Six months ended June 30, 2002 and 2001.

Net revenue

For the six months ended June 30, 2002 revenues decreased 44% to $242,993 from $436,662 for the six months ended June 30, 2001. License sales for the six months ended June 30, 2002 decreased 55% and royalty income increased 16% due to lower license sales in the weak Japanese economy..

Cost of revenue

The cost of revenue for the six months ended June 30, 2002 was $84,664 or 35% of sales compared to $246,150 or 56% of sales for the six months ended June 30, 2001. The decrease in cost of sales reflects change in higher royalty fees versus license sales during the period.

Selling, general and administrative

Selling, general and administrative expense was $179,753 for the six months ended June 30, 2002 compared to $139,676 for the six months ended June 30, 2001. The level of expenses in both years reflects the closure of all operations in the Company except continuing operations of our Japanese subsidiary and those expenses associated with seeking a reverse merger or other financial transactions for the Company.

Depreciation and amortization

Depreciation and amortization was $1,600 in the six months ended June 30, 2002 compared to $0 for the six months ended June 30, 2001 principally in our Japanese subsidiary and after reflecting the sale of assets to another company and the write down of the Company's remaining operating assets at the end of December 2000.

Other income and expenses

During the six months ended June 30, 2002 the Company had $0 other income and expenses. During the six months ended June 30, 2001 the company had a net loss on the sale of marketable securities of $31,333 and income of $4,500 through the cancellation of certain debts.

Liquidity and capital resources

At June 30, 2002 and December 31, 2001 the Company had working capital of $3,733 and $39,100 and cash and cash equivalents of $120,723 and $152,148.

The Company used $17,482 in cash flow from operating activities in the six months ended June 30, 2002 compared to using $334,448 in the six months ended June 30, 2001. The decrease in use of cash of $316,899 was the result of an decrease of $87,856 in accounts receivable, a decrease in accounts payable and accrued expenses of $513,005, a decrease of $30,506 in prepaid expenses and a decrease of $31,333 on losses on marketable securities. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

The Company had no investing activities in the six months ended June 30, 2002. In the six months ended June 30, 2001 the Company recorded the disposition of fixed assets of $699, the sale of certain marketable securities for $300,500 and the purchase of other securities for $136,500.

The Company had no financing activities for the six months ended June 30, 2002 and the six months ended June 30, 2001.

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

We reported losses of $2,613,101 and $1,306,954 for the years ending December 31, 2000 and 2001. We also have an accumulated deficit of $ 6,365,670 and stockholders' equity of $50,590 as of December 31, 2001. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

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

Date: August 2, 2002

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)