Form 10QSB
period 2002-09-30
PASW INC
filed 2002-11-05
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of October 30, 2002.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

            (Unaudited)
	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 129,742	$ 152,148
Accounts receivable, net of allowance of $0 and $0	27,364	43,855

Total current assets	157,106	196,003

Property and equipment less accumulated depreciation and amortization of $53,784 and $50,584	3,054	5,847
Other assets	6,036	5,643
Total assets	$ 166,196	$ 207,493

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

             (Unaudited)
	September 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 112,501	$ 124,828
Note payable	32,075	32,075
Total current liabilities	$144,576	$ 156,903
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid in capital	6,398,754	6,398,754
Accumulated deficit	(6,387,188)	(6,365,670)
Cumulative adjustment for currency translation	5,056	12,508
Total stockholders’ equity	21,620	50,590
	$ 166,196	$ 207,493

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended
	September 30, 2002	September 30, 2001
Net revenue
Sales	$ 71,146	$ 21,919
Royalties and other	20,576	40,883
	91,722	62,802

Cost of revenue -
Purchases and royalty fees	34,020	30,646

Gross profit	57,702	32,156

Expenses:
Selling, general and administrative	54,596	38,367
Depreciation and amortization	1,600	0
	56,196	38,357

Other income (expenses): Loss on sale of securities	- -	(84) 17,241
Gain on cancellation of debt	-	17,157
Net income	$ 1,506	$ 10,956

Net income per common share: basic and diluted	$ (0.00)	$ (0.00)

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,640,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Nine Months Ended
	September 30, 2002	September 30, 2001
Net revenue
Sales	$ 237,671	$ 392,721
Royalties and other	97,044	106,743
	334,715	499,464

Cost of revenue -
Purchases and royalty fees	118,684	276,796

Gross profit	216,031	222,668

Expenses:
Selling, general and administrative	234,349	178,033
Depreciation and amortization	3,200	0
	237,549	178,033

Other income (expenses): Loss on sale of securities Gain on cancellation of debt	0 0	(31,417) 21,741
	0	(9,676)
Net income (loss)	$ (21,518)	$ 34,959

Net income (loss) per common share: basic and diluted	$ (0.00)	$ (0.01)

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,640,900

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30, 2002	September 30, 2001

Net income (loss)	$ 1,506	$ 10,956
Other comprehensive income (loss):
Net unrealized loss on available securities for sale
	0	(4,568)
Foreign currency translation adjustment
	6,355	57,278
Comprehensive income (loss)	$ 7,861	$ 63,666

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001

Net income (loss)	$ (21,518)	$ 34,959

Other comprehensive income (loss):
Net unrealized loss on available securities for sale
	0	0
Foreign currency translation adjustment
	(7,452)	90,287
Comprehensive gain (loss)	$ (28,970)	$ 125,246

See accompanying notes to condensed financial statements.

PASW, INC.

STATEMENT OF CASH FLOWS

              (Unaudited)
	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities: Continuing operations
Net income (loss)	$ (21,518)	$ 34,959
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,200	0
(Increase) decrease in assets:
Accounts receivable	16,491	142,955
Loss on marketable securities	0	(31,417)
Prepaid expenses	0	30,867
Other assets	(393)	290
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(12,327)	(545,428)
Net cash used in operating activities	(14,547)	(367,774)

Cash flows from investing activities:
Acquisition of fixed assets	0	(1,677)
Disposition of assets, net	0	699
Proceeds of sale or marketable securities
	0	366,458
Purchase of marketable securities	0	(136,500)
Net cash from (used) in investing activities	0	228,980

Cash flows from financing activities:	0	0
et cash provided by financing activities	0	0

Effect of exchange rate changes on cash	(7,859)	90,286

Net increase (decrease) in cash	(22,406)	(48,508)

Cash – Beginning	152,148	254,369
Cash – Ending	$ 129,742	$ 205,861

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and September 30, 2001, and the cash flows for the nine months ended September 30, 2002 and September 30, 2001 are included. Operating results for the three-month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	37.09	48.80	35.45	55.42
Gross profit	62.91	51.20	64.55	44.58
Selling, general and administrative	59.53	61.07	70.00	35.64
Research and development	0.00	0.00	0.00	0.00
Depreciation and Amortization	01.74	0.00	0.97	0.00
Total expenses	61.27	61.07	70.97	35.64
Other income (expense)	0.00	27.32	0.00	(1.94)
Net income (loss)	1.64%	17.45%	(6.42)%	7.00%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

Unaudited				Unaudited
Three Months Ended September 30,				Nine Months Ended September 30,
	2002	2001	2002	2001
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended September 30, 2002 and 2001.

Net revenue

For the three months ended September 30, 2002 revenues increased 46% to $91,722 from $62,802 for the three months ended September 30, 2001. License revenue increased 225% for the period ended September 30, 2002 from the three months ended September 30, 2001 however royalty revenue decreased 50% for the three months ended September 30, 2002. All license and royalty revenue was generated by the Company’s operations in Japan.

Cost of revenue

The cost of revenue for the three months ended September 30, 2002 was $34,020 or 37% of sales compared to $30,646 or 49% of sales for the three months ended September 30, 2001. The decrease in cost of sales reflects a more normal cost structure in 2002. In the three months ended September 30, 2001 the cost of sales contained clean up of old license costs in our Japanese subsidiary.

Selling, general and administrative

Selling, general and administrative expense was $54,596 for the three months ended September 30, 2002 compared to $38,357 for the three months ended September 30, 2001. The increase in 2002 includes the closure of principally all operations except those associated with our Japanese subsidiary and seeking a reverse merger or other financial transactions for the Company.

Depreciation and amortization

Depreciation and amortization was $1,600 in the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001 principally created by the continuing operations of our Japanese subsidiary.

Other income and expenses

During the three months ended September 30, 2002 the Company had $0 other income and expenses compared to a loss on sale of securities of $84 and a cancellation of debt of $17,241 in the three months ended September 30, 2001.

Nine months ended September 30, 2002 and 2001.

Net revenue

For the nine months ended September 30, 2002 revenues decreased 33% to $334,715 from $499,464 for the nine months ended September 30, 2001. License sales for the nine months ended September 30, 2002 decreased 39% and royalty income decreased 9% due to lower sales in the weak Japanese economy.

Cost of revenue

The cost of revenue for the nine months ended September 30, 2002 was $118,684 or 35% of sales compared to $276,796 or 55% of sales for the nine months ended September 30, 2001. The decrease in cost of sales reflects a more normal cost structure in 2002. In the nine months ended September 30, 2001 the cost of sales contained clean up of old license costs in our Japanese subsidiary.

Selling, general and administrative

Selling, general and administrative expense was $234,349 for the nine months ended September 30, 2002 compared to $178,033 for the nine months ended September 30, 2001. The level of expenses in both years reflects the closure of all operations in the Company except continuing operations of our Japanese subsidiary and those expenses associated with seeking a reverse merger or other financial transactions for the Company.

Depreciation and amortization

Depreciation and amortization was $3,200 in the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001. The depreciation is principally in our Japanese subsidiary after reflecting the sale of assets in the United States to another company and the write down of the Company's remaining operating assets at the end of December 2000.

Other income and expenses

During the nine months ended September 30, 2002 the Company had $0 other income and expenses. During the nine months ended September 30, 2001 the company had a net loss on the sale of marketable securities of $31,417 and income of $21,741 through the cancellation of certain debts.

Liquidity and capital resources

At September 30, 2002 and December 31, 2001 the Company had working capital of $12,530 and $39,100 and cash and cash equivalents of $129,742 and $152,148.

The Company used $14,547 in cash flow from operating activities in the nine months ended September 30, 2002 compared to using $367,774 in the nine months ended September 30, 2001. The decrease in use of cash of $353,227 was the result of an decrease of $126,464 in accounts receivable, a decrease in accounts payable and accrued expenses of $533,101, a decrease of $31,260 in prepaid expenses and a decrease of $31,417 on losses on marketable securities. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

The Company had no investing activities in the nine months ended September 30, 2002. In the nine months ended September 30, 2001 the Company recorded the disposition of fixed assets of $699, the purchase of assets of $1,677, the sale of certain marketable securities for $366,458 and the purchase of other securities for $136,500.

The Company had no financing activities for the nine months ended September 30, 2002 and the nine months ended September 30, 2001.

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

The NASDAQ National/Small Cap Market delisted our stock at the opening of business on October 9, 2001. The securities were removed form NASDAQ and subsequent to that date the PASW Common Stock (PASW) and Warrants (PASWW) have been trading on the OTC Bulletin Board Market (OTCBB). While we still have market makers for our securities there can be no assurance that we can continue to rely on our current market makers and that the price and trading volume of our securities could not be materially affected.

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

Our future results depend heavily on continued market acceptance of our operating subsidiary's products in existing and new markets. Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2000 and 2001. In July 2002 Net Silicon ceased producing products used by NRCJ. There is no assurance that NRCJ will be able to obtain products from other distributors to replace the revenue generated through the sales of Net Silicon products or that our subsidiary will have sufficient funds to properly advertise and market new product lines as an independent distributor. Any of these factors could have a material effect on our continued operations and financial results.

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

                    Not Applicable

ITEM 5. OTHER INFORMATION.

                    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

99       Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant              to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2002

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)