Form 10KSB
period 2002-12-31
PASW INC
filed 2003-03-31
CIK 1082324

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Issuer's Telephone Number: (925) 828-0934

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer's revenues for the most recent fiscal year were $ 413,639.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on February 28, 2003 was $ 30,338. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of February 28, 2003 was 4,997,400.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

PASW, Inc., ("PASW", the "Company", "we" and "our"), was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. Our operations are conducted principally from an office in the San Francisco Bay Area of Northern California and we have a sales office in Japan. The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s overallotment was sold on September 13, 1999.

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

Repricing of Registered Warrants

In March 2001 the Board of Directors announced the repricing of the Company's registered warrants (NASDAQ: PASWW). The exercise price of the warrants was reduced from $7.50 to $4.00 per share. In September 2001 the Board of Directors amended the terms to extend the exercise date to November 30, 2001 and to reduce the price to $1.00 on a pre-reverse split basis. In September 2001 the Board of Directors further amended the terms to reduce the price to twenty-five ($0.25) cents per share and extend the exercise date to November 30, 2002. On November 30, 2002 the warrants expired.

Notification of Delisting from NASDAQ.

In April 2001 NASDAQ notified the Company that at December 31, 2000 it was not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 (c)(2)(B) in that PASW failed to have a minimum of $2 million in net tangible assets. At the same time PASW was notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of the NASDAQ Stock Market. In May 2001 the Company was notified that is not in compliance with the minimum bid price requirements of NASDAQ Market Place Rule 4310(c)(8)(B) in that the closing bid price of the Company's common stock did not meet or exceed $1.00 over 30 consecutive trading days. The Company was given until August 22, 2001 to achieve compliance. At September 30, 2001 the Company was not in compliance with any of the rules and, although notification has not been received from NASDAQ, the Company believes it is not in compliance with Market Place Rule 4310(c)(7) in that it has not maintained a minimum market value of public float of $1,000,000 over 30 consecutive trading days. On October 1, 2001 the Company received notification from The NASDAQ Stock Market, Inc. that it was not in compliance with the Net Tangible Assets or Net Equity requirements for continued listing as set forth in Market Place Rule 4310(c)(2)(B) as modified by SR-NASD-01-14 and that its securities will be delisted from The NASDAQ National/Small Cap Market at the opening of business on October 9, 2001. The securities were removed form NASDAQ and subsequent to that date the PASW Common Stock (PASW) has been trading on the OTC Bulletin Board Market (OTCBB) as were the Warrants (PASWW) until their expiration on November 30, 2002.

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

Operating Companies

We operate through two wholly owned subsidiaries: Alera Systems, Inc ("Alera") and Network Research Corporation Japan ("NRCJ"). We operate in one business segment and our fiscal year ends December 31.

Employees

As of December 31, 2002, the Company employed two individuals. We are not represented by a labor union nor are we subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that relations with our employees are good.

Subsequent Events

Sale of Network Research Corporation – Japan Distribution Business ("NRCJ")

Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. On January 31, 2003 the Company sold the operating assets and certain liabilities of the NRCJ distribution business to Network Technology, Inc., a new company formed by the former employees of NRCJ, for 1.0 million Japanese Yen (US $8,400). NRCJ will continue to receive royalty income from former NRCJ customers. The Company will account for this transaction as a discontinued operation in 2003.

Change of Accountants

The Company has used the services of Merdinger, Fruchter, Rosen & Co. ("MFRC") as its independent accountant since 1996. In January 2003 the Company was informed by MRFC that it was exiting the business of auditing publicly traded companies. The Company has selected Skeehan & Company as its new auditor effective February 27, 2003. The Company’s Board of Directors recommended and approved the change in the Company’s certifying accountants.

ITEM 2. DESCRIPTION OF PROPERTY

PASW conducts its operations from a business office located in San Ramon, California. In Japan we have subleased space of approximately 700 square feet at a monthly rate of approximately $2,000 on a month-to-month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

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

Year ending December 31, 2001 High Low

03/31/01	Common Stock	1.0312	0.2812
03/31/01	Warrants	0.3438	0.0625

06/30/01	Common Stock	1.04	0.5312
06/30/01	Warrants	0.4375	0.125

09/30/01	Common Stock	0.90	0.04
09/30/01	Warrants	0.16	0.01

12/31/01	Common Stock	0.10	0.05
12/31/01	Warrants	0.08	0.01

Year ending December 31, 2002

03/31/02	Common Stock	0.08	0.05
03/31/02	Warrants	0.04	0.01

06/30/02	Common Stock	0.06	0.03
06/30/02	Warrants	0.04	0.01

09/30/02	Common Stock	0.05	0.03
09/30/02	Warrants	0.01	0.01

12/31/02	Common Stock	0.03	0.01
12/31/02	Warrants (expired 11/30/02)	0.00	0.00

Number of Holders of Common Stock

At December 31, 2002 there were twenty-five stockholders of record of the Company's Common Stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

In March 2001 the Board of Directors of the Company approved a resolution changing the terms of the Company’s registered public warrants exercise price from $7.50 to $1.00 per share and extended the expiration date from July 29, 2001 to November 30, 2001. In September 2001 the Company reduced the exercise price to $0.25 and extended the expiration date to November 30, 2002. The registered warrants expired on November 30, 2002. Also in September 2001 the Company repirced all outstanding non-public options and warrants to an exercise price of $0.25, fully vested, with an expiration date of September 17, 2006.

On October 19, 2001 the Company converted 480,000 shares of Convertible Preferred Stock of "Alera", a wholly owned subsidiary, to shares of the Company’s Common Stock. The preferred stock was issued in April and July 2000 as part of a private placement to provide funding for the Alera technology development activities. Each share of preferred is convertible into one share of Alera at $2.50 per share at any time within two years from closing date of the private placement or, if Alera did not become a public company or be sold to an outside party within this two year period, the holders of the preferred stock would be entitled to exchange their preferred shares into shares of PASW common stock at Eighty-five percent (85%) of its then current market price subject to a collar limit of One Dollar ($1.00) per share and a maximum of Fifteen Dollars ($15.00) per share. Operations of Alera were terminated in December 2000 and subsequently all preferred shareholders elected to convert in 2001 at One Dollar per share. The conversion increase’s the outstanding common shares of PASW from 4,517,400 to 4,997,400.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Those factors, risks and uncertainties include, but are not limited to: the positioning of the Company’s products in the Company’s market segments; the Company’s ability to effectively manage its various businesses in a rapidly changing environment; the timing of new product introductions; sell-through of the Company’s products; the continued emergence of the internet resulting in new competition and changing customer demands; the Company’s ability to adapt and expand its product offerings in light of changes to and developments in the internet environment; growth rates of the Company’s market segments; variations in the cost of, and demand for, customer service and technical support; price pressures and competitive environment; the possibility of programming errors or other "bugs’ in the Company’s software; the timing and customer acceptance of new product releases and services (including current users’ willingness to upgrade from older versions of the Company’s products); the consummation of possible acquisitions or combinations; and the Company’s ability to integrate acquired or combined operations with its existing business and otherwise manage growth; and the Company’s ability to generate or obtain additional capital resources to fund its operations and growth. Additional information on these and other risk factors are included in the "Factors That May Affect Future Results" section in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 26, 2002, the risk factors included in this filing under "Factors That May Affect Future Results" and the risks discussed in the Company’s other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgement, belief and expectations only as of the date hereof The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

PASW was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. Our operations are conducted principally from an office in the San Francisco Bay Area of Northern California and we have a sales office in Japan. The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s overallotment was sold on September 13, 1999.

The Company has historically developed and licensed software that enabled Internet and web based communications. Our software products were embedded into systems and developed or manufactured by others.

Realizing that general market conditions both in the public and private markets had been deteriorating since late spring 2000 we embarked on an aggressive program to find a suitable merger/acquisition opportunity. On August 31, 2000 the Company and NSI entered into an agreement whereby we sold the assets of our Internet and Web software technology to NSI. The purchase price for the assets was 90,000 shares of NSI's common stock. In addition NSI agreed to grant a non-exclusive, royalty-free license for the acquired technology, to PASW and its affiliates, subject to certain limitations.

During 1999 we also established Alera a development stage company and a wholly owned subsidiary. Alera was in the process of developing proprietary technology that would allow potential business customers to greatly improve the management of their distributed remote assets.

Although Alera continued to meet performance objectives for the development and marketing of its products, capital market conditions deteriorated to the point that the additional private funding required for the Alera program could not be completed. Concurrently, the approximately $2.3 million in NSI stock received from the sale of our Internet and Web software to NSI depreciated by 80% from August 31st to December 31st. This combination of factors materially impacted our ability to continue funding Alera operations and our administrative operations. During December 2000 we closed the administrative office and at the end of December ceased further development operations at Alera.

Results of Continuing Operations

The following table sets forth for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:
	Year ended December 31,
	2001	2002
Net revenue	100.00%	100.00%
Cost of revenue	45.72	36.15
Gross profit	54.28	63.85
Selling, general and administrative	65.07	73.00
Depreciation and amortization	1.26	0.54
Total operating expenses	66.33	73.54
Loss from operations	(12.05)	(9.69)
Other income (expense)	(203.88)	0.72
Loss from continuing operations	(215.93)	(8.97)
Income tax expense	0	0
Loss from discontinued operations	(3.59)	0
Net loss	(219.52)	(8.97)%
Other comprehensive unrealized gains and (losses) and foreign currency translation	205.00	(2.98)
Comprehensive loss	(14.52)%	(11.95)%

All of the Company’s 2001 and 2002 revenues were derived from sales in Japan and Asia.

Net revenue

Our net revenues from continuing operations decreased 31% to $413,639 from $595,353 from 2001 to 2002 reflecting our sale of operations in the United States in 2000. Sales of licenses in Japan, our remaining selling operation, decreased 37% from 2001 and royalty revenue in Japan decreased by 11% from 2001 to 2002 to $124,606 from $139,895.

With the sale of our distribution business in January 2003 royalty revenue in Japan will represent substantially all of our net revenue. Any change in the value of the dollar against the Japanese Yen may reduce or increase our revenue in US dollars from our Japanese royalty revenue.

Cost of revenue

The cost of our license revenue for the year 2002 was $149,533 or 52% of license sales compared to $272,219 or 60% of license sales in 2001. The decrease in cost of sales reflects improvements in purchases of products from suppliers in Japan and the United States.

Selling, general and administrative

Selling, general and administrative expense decreased from $387,379 in 2001 to $301,929 in 2002. This decrease is the result of maintaining a sales office in Japan and eliminating all operations in the United States except for an administrative staff of one individual.

Depreciation and amortization

Depreciation and amortization decreased to $2,228 in 2002 from $7,543 in 2001. The depreciation for both years was incurred at our Japanese office.

Other income and expense

In 2002 we received interest income of $2,958 in our Japanese operations compared to $1,559 in 2001. In the 2001 we incurred losses on sales of securities of $1,215,369.

Loss from discontinued operations

In 2001 we had a loss from discontinued operations of $21,356 from remaining expenses of our web-based technologies.

Provision for taxes

In February 1999 the Company terminated its S election and became subject to taxation. For 2002 and 2001 the Company had no income tax liability.

Liquidity and capital resources

At December 31, 2002 and December 31, 2001 we had working capital (deficiency) of $(9,191) and $39,100 and cash and cash equivalents of $98,901 and $152,148.

We used $40,294 in cash flow from operating activities for 2002 compared to $338,402 for 2001. The decrease in use of cash of $298,108 was the result of a decreased loss for the year of $37,093 compared to a loss of $1,306,954 in 2001. Cash generated or used in operating activities principally reflect the loss from operations and the related changes in working capital components.

Our investing activities in 2002 consisted of acquisition of fixed assets of $623 in our Japanese office. In 2001 we purchased marketable securities of $136,500 and sold marketable securities of $302,856.

We had no financing activities in 2002. In 2001 our financing activities consisted of a loan from a related party of $32,075.

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

We received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2002 and December 31, 2001. Those statements indicate that we have reported losses for our last two years and if we do not become profitable our business could be adversely affected.

We reported losses of $1,306,954 and $37,093 for 2001 and 2002. We also have an accumulated deficit of $6,402,763 and a stockholders' equity of $1,167 as of December 31, 2002. We can provide no assurance we will be profitable in the future and if we do not become profitable our business could be adversely affected.

We were delisted by the NASDAQ Stock Market on October 9, 2001 and our stock has been trading on the OTC Bulletin Board Market (OTCBB) since that time.

The NASDAQ National/Small Cap Market delisted our stock at the opening of business on October 9, 2001. The securities were removed from NASDAQ and subsequent to that date the PASW Common Stock traded on the OTC Bulletin Board Market (OTCBB) as were the Warrants (PASWW) until their expiration on November 30, 2002. While we still have market makers for our securities there can be no assurance we can continue to rely on our current market makers and that the price and trading volume of our securities could not be materially affected.

Our only operating subsidiary lost its major supplier of product in July 2002.

Our NRCJ subsidiary is a distributor for products supplied by NSI. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. The operations were sold in January 2003. There is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations.

We have limited resources available to continue operations unless a successful transaction is completed with a merger partner or that additional funding can be obtained from outside sources.

At the present time we have limited resources available to continue operations other than maintaining day-to-day activities without any capabilities for expansion. The revenue received from royalties of our NRCJ subsidiary is sufficient to handle only maintenance administrative operations for the Company. While efforts are in process to seek a merger partner or other means of financing there is no assurance that any means can be obtained to permit the Company to resume any form of operations which could expand the business.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Independent Auditor’s Report                                                                                                        F-1

PASW, Inc. Financial Statements as of and for the year ended December 31, 2002 and 2001       F-2 through F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has used the services of Merdinger, Fruchter, Rosen & Co. ("MFRC") as its independent accountant since 1996. In January 2003 the Company was informed by MRFC that it was exiting the business of auditing publicly traded companies. The Company has selected Skeehan & Co. as its new independent accountant effective February 27, 2003. The Company’s Board of Directors recommended and approved the change in the Company’s certifying accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS
Name	Age	Position
Glenn P. Russell	48	Chairman
William E. Sliney	64	President, Chief Financial Officer, Secretary and Director
Wayne T. Grau	54	Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2002, all officers, directors and greater than ten percent beneficial owners listed in the above table complied with the following Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered to PASW in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended December 31, 2002 exceeded $100,000.

Summary Compensation Table

Name and principal position	Year ended	Annual compensation Salary Bonus		Long-term compensation awards Securities underlying options	All other compensation
Glenn P. Russell (1) Chairman and Chief Executive Officer	2002	0		30,000
	2001	0	-	30,000	-
	2000	168,345	-	30,000	-
William E. Sliney (2) President and Chief Financial Officer and Secretary	2002	0		187,000	30,000
	2001	46,875	-	187,000	15,000
	2000	105,313	-	87,000	-

(1) Mr. Russell resigned as Chairman in November 2000 and was re-appointed Chairman in August 2001.

(2) Mr. Sliney commenced employment in April 1999 and became Chairman in November 2000. He resigned as Chairman in August 2001. His annual salary is $125,000. In the year ended December 31,2000, 300,000 of the options granted to Mr. Sliney in 1999 were canceled and replaced with 75,000 fully vested options at $2.50 expiring in November 2004. In September 2001 the 87,000 outstanding options were repriced to $0.25 and additionally he was granted 100,000 fully vested options at $0.25. All options expire on September 17, 2006. The additional compensation to Mr. Sliney in 2002 and 2001is in the form of a management fee after he ceased being an employee of the Company in March 2001.

Option Grants in Last Fiscal Year

There were no options granted to Executive Officers in 2002.

Aggregate Option Exercises in Last Fiscal Year

The following table summarizes the value of options held at December 31, 2002 by our Executive Officers. The value of unexercised in-the-money options in the right-hand columns are based on the difference between the fair market value of $0.01 per share at year-end and the per-share exercise price, multiplied by the number of shares issued upon exercise of the option.

	Number of shares acquired	Value	Number of securities underlying unexercised options at year end		Value of unexercised In-the-money options at year end
Name	Upon exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn P. Russell	-	-	30,000	-	$0	-
William E. Sliney	-	-	187,000	-	$0	-

REPORT OF THE COMPENSATION COMMITTEE

Appointed in February 1999, the Compensation Committee is charged with the responsibility of reviewing all aspects of the Company's executive compensation programs and administering the Company's stock option plans. The Compensation Committee did not meet during 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2002 for:

  each person who is known to own beneficially more than 5% of our outstanding common stock,

  each of our executive officers and directors and

  all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 4,997,400 shares of common stock outstanding on December 31, 2002.

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

* Less than 1%.

The address of each officer and director for PASW, Inc. is 9453 Alcosta Boulevard., San Ramon, CA 94583

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

In February 2001 Luke Systems International loaned the Company $32,075 which remains outstanding at December 31, 2002.

During 2002 an officer of PASW was paid $30,000 in management fees. During 2002 the Company occupied office space in California provided by an officer at no charge.

PASW believes that the transactions described above, other than the employment of the mother of Glenn P. Russell, were made on terms no less favorable to PASW than could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No. Description Page
2.1	Combination Agreement among PASW, Inc. Glenn P. Russell and Simmons Energy Services Inc. (4)
2.2	Voting Trust and Exchange Rights Agreement among PASW, Inc. [#2] Alberta Ltd., Shareholders and Montreal Trust Company of Canada (4)
2.3	Support Agreement among PASW, Inc. and [#2] Alberta Ltd.(4)
2.4	Share Capital Provisions to be Included in the Articles of Incorporation of [#2] Alberta Ltd. (4)
3.1	Articles of Incorporation of the Registrant, as amended to date (4)
3.2	Bylaws of the Registrant (1)
4.2	Specimen Warrant (1)
4.3	Form of Warrant Agreement (1)
4.4	Specimen Common Stock Certificate (1)
4.5	Form of Lock Up Agreement (1)
4.6	Form of Underwriter's Option for Purchase of Units (1)
10.1	Form of Indemnification Agreements (1)
10.2	1998 Equity Incentive Program (1)
10.3	Security and Loan Agreement, dated September 15, 1998 between Bank of America National Trust and Savings Association and Pacific Softworks (1)
10.4	Form of Invention Assignment and Proprietary Information Agreement (1)
10.5	Sublease, dated April 7, 1998 between SHR Perceptual Management and Pacific Softworks for the premises at 703 Rancho Conejo Blvd., Newbury Park, California (1)
10.6	Consulting Agreement dated March 8, 1996 between Kenneth Woodgrift and Pacific Softworks (1)
10.7	Letter from Golenberg & Co, merchant bankers, to Glenn Russell dated June 18, 1998 and Letter from Pacific Softworks to Glenn Golenberg dated January 27, 1999 (1)
10.8	Letter of intent regarding investment in FSPNetwork dated October 25, 1999 (2).
10.9	Convertible 10% promissory note due from FSPNetwork (3)
10.10	Letter of intent regarding investment in RedFlag dated January 13, 2000(3)
10.11	NetSilicon sale of assets dated September 8, 2000 (4)
10.12	Letter of intent between PASW, Inc. and Simmons Energy Services dated February 9, 2001 (4)
21.1	21.1 Subsidiaries of the Registrant*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1) As filed on Form SB2 effective July 29, 1999.

(2) As filed on Form 10-QSB on November 12, 1999.

(3) As filed on Form 10KSB dated March 28, 2000.

(4) As filed on Form 8-K effective March 29, 2001.

(5) As filed on Form 10KSB dated March 29, 2001.

* Filed herewith

(b) Reports on Form 8-K

None

ITEM 14. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, PASW. carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASW, Inc.

(Registrant)

Date: March 31, 2003

By: William E. Sliney

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Glenn P. Russell	Chairman	03/31/03
William E. Sliney	President, Chief Financial OfficerAnd Secretary	03/31/03
Wayne T. Grau	Director	03/31/03

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

PASW, INC. AND SUBSIDIARIES (PASW)

We audited the accompanying consolidated balance sheet of PASW as of December 31, 2002, and related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of PASW as of December 31, 2001 were audited by other auditors whose report dated February 16, 2002, on those statements, included an explanatory paragraph that described the significant operating losses PASW incurred to date and negative cash flows from operations discussed in Note 13 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW as of December 31, 2002, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming PASW will continue as a going concern. As shown in the accompanying financial statements, PASW has incurred significant operating losses to date and has negative cash flows from operations. These factors raise substantial doubt as to PASW’s ability to continue as a going concern. Management’s plans with respect to those matters are discussed in Note 13 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SKEEHAN & COMPANY

Pasadena, California

March 26, 2003

- F1 -

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2002	2001
Current assets
Cash and cash equivalents	$ 98,901	$ 152,148
Accounts receivable	32,842	43,855
Total current assets	131,743	196,003

Property and equipment-net (Note 3)	4,242	5,847

Other asset	6,116	5,643

TOTAL ASSETS	$ 142,101	$ 207,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 108,859	$124,828
Advances payable – related party (Note 8)	32,075	32,075
Total current liabilities	1 40,934	156,903

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,402,763)	(6,365,670)
Cumulative adjustment for foreign currency translation	178	12,508
Total stockholders’ equity	1,167	50,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 142,101	$ 207,493

 The accompanying notes are an integral part of these consolidated financial statements.

- F2 -

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001
Revenue
Product sales	$ 289,033	$ 455,458
Royalties and other	124,606	139,895
Total	413,639	595,353

Cost of revenue
Purchases and royalty fees	149,533	272,219

Gross profit	264,106	323,134

Operating expenses
Selling, general and administrative	301,929	387,379
Depreciation and amortization	2,228	7,543
Total operating expenses	304,157	394,922

Loss from operations	40,051	71,788

Other income (expense)
Interest income	2,958	1,559
Loss on sale of securities (Note 2)	-	(1,215,369)
Total other (expense)	2,958	(1,213,810)

Loss from continuing operations before income taxes	37,093	1,285,598
Income tax expense	-	-
Loss from continuing operations	37,093	1,285,598

Discontinued operations:
Loss from operations of internet and web software divisions (net of income taxes of $-0-) (Note 12)	-	21,356
Net loss	$ 37,093	$1,306,954

Net loss per common share - Basic and diluted
Continuing operations	$ (0.01)	$(0.27)
Discontinued operations	0.00	(0.01)
Net loss per share	$ (0.01)	$(0.28)

Weighted average common shares Basic and diluted	4,997,400	4,617,400

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2002	2001
COMPREHENSIVE (LOSS)
Net loss	$(37,093)	$(1,306,954)
Net unrealized loss on available for sale securities	-	1,183,184
Foreign currency translation adjustment	(12,330)	37,264

Comprehensive loss	$(49,423)	$(86,506)

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Unrealized Loss on	Cumulative Foreign Currency Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Securities	Adjustment	Equity

Balance at January 1, 2001	4,517,400	$ 4,518	$6,265,653	$(5,058,716)	$(1,183,184)	$ (24,759)	$ 3,512

Conversion of preferred to common stock	400,000	400	(400)	-	-	-	-

Shares issued as compensation for services	80,000	80	8,720	-	-	-	8,800

Repricing of warrants	-	-	124,781	-	-	-	124,781

Sale of marketable securities	-	-	-	-	1,183,184	-	1,183,184

Foreign currency translation adjustment	-	-	-	-	-	37,267	37,267

Net loss	-	-	-	(1,306,954)	-	-	(1,306,954)

Balance at December 31, 2001	4,997,400	4,998	6,398,754	(6,365,670)	-	12,508	50,590

Foreign currency translation adjustment	-	-	-	-	-	(12,330)	(12,330)

Net loss	-	-	-	(37,093)	-	-	(37,093)

Balance at December 31, 2002	4,997,400	$ 4,998	$6,398,754	$(6,402,763)	$ -	$ 178	$ 1,167

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,093)	$ 1,306,954)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,228	7,543
Loss on marketable securities (Note 2)	-	1,215,369
Stock-based compensation (Notes 6 and 7)	-	133,581
(Increase) decrease in assets:
Accounts receivable	11,013	113,526
Other asset	(473)	30,867
Decrease in liabilities:
Accounts payable and accrued expenses	(15,969)	(532,334)

Net cash used by operating activities	(40,294)	(338,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fixed Assets	(623)	-
Purchase of marketable securities	-	(136,500)
Proceeds from sale of marketable securities	-	302,856
Net cash (used) provided by investing activities	(623	166,356

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	-	32,075
Net cash provided by financing activities	-	32,075

EXCHANGE RATE CHANGES	(12,330)	37,750

NET DECREASE IN CASH	53,247	102,221
CASH AND CASH EQUIVALENTS – BEGINNING	152,148	254,369
CASH AND CASH EQUIVALENTS - ENDING	$ 98,901	$ 152,148

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001
SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for:
Interest paid	$ Nil	$ Nil

Income taxes paid	$ Nil	$ Nil

 CASH FLOW STATEMENT

SCHEDULE OF NON-CASH ACTIVITIES:

During 2001,

The Company issued 80,000 shares of common stock, valued at $8,800, for services.

The Company issued 400,000 shares of common stock in conversion of subsidiary preferred stock.

The Company issued warrants as compensation for services. The warrants were recorded at a value of $124,781.

The accompanying notes are an integral part of these consolidated financial statements.

- F7 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PASW, Inc., formerly Pacific Softworks, Inc. (the Company), incorporated in California in November 1992, developed and licensed Internet and Web related software and software development tools that enable communications, based on a set of rules known as protocols. The Company’s products were embedded into systems and developed or manufactured by others. In August 2000, the Company sold all the assets of its Internet and Web operations. Since that time, the Company’s operations, consisting of sales of software and licenses, have been conducted principally through an administrative office in Northern California and a sales office in Japan.

Basis of Consolidation

The consolidated financial statements include the accounts of PASW, Inc. ("PSI") and its wholly owned subsidiaries:

Network Research Corp. Japan, Ltd. ("NRCJ");

Alera Systems, Inc. ("Alera"), formerly iApplianceNet.com ("iAppliance"), a California Corporation;

Pacific Acquisition Corporation ("PAC"), a California Corporation; and

PASW Europe Limited ("Europe"), a United Kingdom Corporation.

All references herein to PSI or the "Company" include the consolidated results of PSI and its subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Alera is a wholly owned subsidiary of PSI and was incorporated in California in August 1999. Alera began operations in January 2000, and was inactive at December 31, 2001.

PAC and Europe were inactive in 2002 and 2001.

Use of Estimates

Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

PSI is a licensor of software and generates revenue primarily from the one-time sales of licensed software. Generally, revenue is recognized upon shipment of the licensed software. For multiple element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to each function is recognized ratably over the term of the arrangement.

- F8 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

PSI considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

PSI places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Approximately 63% of PSI’s accounts receivable are derived from one customer.

Accounts Receivable

For financial reporting purposes, PSI uses the allowance method of accounting for doubtful accounts. PSI performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. No accounts were deemed uncollectible at December 31, 2002 or 2001.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated lives used in determining depreciation are five to seven years for furniture, fixtures and computer equipment. Purchased computer software costs are amortized over five years.

Maintenance and repairs are expensed as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is recorded.

Fair Value of Financial Instruments

PSI’s financial instruments consist of cash, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2002 and 2001.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by comparing the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

-F9-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs of $1,140 in 2001, except for costs associated with direct-response advertising, are expensed when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received.

Translation of Foreign Currency

PSI translates foreign currency financial statements of NRCJ in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

Stock-Based Compensation

PSI uses the intrinsic value method of accounting for stock-based compensation for employees in accordance with Accounting Principles Board Opinion ("APB") No. 25. See Note 6 for proforma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by SFAS No. 123.

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

- F10 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Equity Securities

PSI accounts for its investments in equity securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard provides that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders’ equity until realized.

NOTE 2 - INVESTMENT IN EQUITY SECURITIES

During 2001, PSI recognized losses as follows:

Proceeds from sale	$ 302,856
Cost	1,518,225
Realized loss	$ (1,215,369)

The Company uses the average cost method in computing realized gains and losses.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2002	2001
Furniture, fixtures and equipment	$ 22,227	$ 31,431
Computer software	0	25,000
	22,227	56,431
Less: accumulated depreciation and amortization	17,985	50,584
Fixed assets – net	$ 4,242	$ 5,847

NOTE 4 - COMMITMENTS AND CONTINGENCIES

PSI occupies facilities in Japan on a month-to-month basis with a monthly rent of approximately $2,000. Rent expense included in the statement of operations totaled $17,040 and $21,260 in 2002 and 2001, respectively.

NOTE 5 - CAPITAL STOCK

PSI is authorized to issue 10,000,000 shares of Preferred Stock, par value $.01. Preferred shares may be issued from time to time in one or more series. The number of shares in each series and the designation of each series to be issued shall be determined from time to time by the board of directors of PSI.

- F11 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 5 – CAPITAL STOCK (Continued)

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

NOTE 6 - STOCK-BASED COMPENSATION

On April 17, 1998, PSI adopted the 1998 Equity Incentive Program (the "Plan"). The Plan provides for granting of the following Stock Awards: (i) Incentive Stock Options, (ii) Non-Statutory Stock Options, (iii) Stock Appreciation Rights, (iv) Stock Bonuses, and (v) Rights to acquire Restricted Stock. Persons eligible to receive Stock Awards are the employees, directors and consultants of the Company and its Affiliates, as defined. Incentive Stock Options may be granted only to employees. Stock awards other than Incentive Stock Options may be granted to all eligible persons.

The maximum term of any options granted is ten years. Vesting requirements may vary, and will be determined by the board of directors.

The number of shares reserved for issuance under the Plan is 451,740 shares.

In 1998, PSI granted certain non-statutory options to purchase shares of common stock to two employees. Each option is for 70,000 shares at an exercise price of $1.25 per share. The options vested in 1999 and expire December 31, 2003.

In 1999, PSI granted certain non-statutory options to purchase shares of common stock to three directors. Each option is for 15,000 shares at an exercise price of $5.00 per share, vested immediately, and expire in 2003.

On May 1, 1999, PSI granted stock options to certain employees, for 283,000 shares. The options are exercisable for five years at a price of $5.00 per share for 253,000 shares and $5.50 per share for 30,000 shares. The options are fully vested.

On December 1, 1999, PSI’s president and chief financial officer was granted options to purchase 300,000 shares of common stock of the Company at an exercise price of $5.75 per share. These options expire on November 30, 2004. On October 5, 2000, these options were cancelled and 75,000 options were issued to the same individual. The options provide for an exercise price of $2.50 and expire on October 4, 2004.

- F12 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 6 – STOCK BASED COMPENSATION (Continued)

On April 19, 2000, PSI issued 87,000 options with an exercise price of $3.13 per share. The market price of the stock on the date of issuance was $3.69. Deferred compensation expense related to these options at the date of grant was $48,720. At December 31, 2000, 69,500 of these options had been cancelled. Deferred compensation relation to these options at December 31, 2000 was $7,350.

Alera, issued employees 520,000 options to acquire Alera common stock with an exercise price of $2.50 per share. The options expire in three years. The fair value of these options, using the Black Sholes option pricing model with a risk-free interest rate of 5.5%, a life of 3 years, volatility of 0% and a dividend rate of 0%, is $195,280. This amount has been included in the proforma net loss presented below.

During 2001, PSI effectively cancelled all of its outstanding options by modifying the terms and issuing warrants, since the option holders are no longer employees of PSI (see Note 7 – Warrants).

Plan and non-plan stock option activity is summarized as follows:

	December 31,
	2002	2001
Outstanding at beginning of period	-	320,000
Options cancelled	-	(320,000)
Outstanding at end of period	-	-

Weighted average exercise price of options outstanding: January 1	-	$ 2.86

 PSI’s proforma net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

	December 31,
	2002	2001
Net loss from continuing operations	$ (37,093)	$(1,285,598)
Net income (loss) from discontinued operations	-	(21,356)
Net loss	$ (37,093)	$(1,306,954)
Net loss per share – continuing operations	$ (0.01)	$ (0.27)
Net loss per share – discontinued operations	(0.00)	(0.01)
Net loss per share	$ (0.01)	$ (0.28)

- F13 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 7 - WARRANTS

In connection with its initial public offering in 1999, PSI issued common stock purchase warrants. At December 31, 2001, 1,134,100 warrants were outstanding. None were exercised during 2002. During 2001, PSI extended the life of the warrants to November 30, 2002 and reduced the exercise price to $0.25 per share. The warrants expired on November 30, 2002.

On September 18, 2001 PSI issued 560,000 fully vested common stock purchase warrants as compensation for services by professionals and consultants. The warrants have an exercise price of $0.25 per share and expire September 18, 2006.

PSI also canceled its outstanding employee options and other warrants, and on September 18, 2001 issued 642,674 new fully vested warrants, with an exercise price of $0.25 per share expiring on September 18, 2006.

PSI valued the 1,202,674 warrants issued in 2001 using the Black Sholes option pricing model with the following assumptions: interest rate of 4.5%, life of 5 years, volatility of 145% and expected dividend yield of -0-%. The per warrant fair value is $0.10 and a total expense of $124,781 was recorded during 2001.

Warrants to purchase 20,000 shares were issued on October 5, 2000 for services. These warrants may be exercised at $2.50 per share until October 5, 2004.

Warrants to purchase 1,180,000 shares were issued to professionals who rendered consulting services in connection with PSI’s restructuring. Each of these warrants could be exercised at $5.75 per unit until November 2004. On October 5, 2000, these warrants were canceled. PSI issued 220,000 repriced warrants at an exercise price of $2.50, expiring on October 5, 2004. The fair value of the repriced options was less than the remaining fair value of the original warrants on the date of repricing.

NOTE 8 - RELATED PARTY TRANSACTIONS

During 2001, a company controlled by the spouse of the principal shareholder of PSI advanced $32,075 to PSI. The advances bear no interest and are due on demand.

One officer of PSI also manages the Company and receives management fees. Management fee expense included in the statement of operations totaled $30,000 and $15,000 in 2002 and 2001, respectively.

PSI occupies facilities in California provided by one of the officers of the Company at no charge.

- F14 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 9 - SEGMENT INFORMATION

The Company’s assets are located principally in Japan. All of the Company’s 2002 and 2001 sales were in Asia and Japan.

NOTE 10 - INCOME TAXES

There was no income tax provision in 2002 or 2001.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2002	2001
Federal income tax rate	(34.0)%	(34.0)%
Effect of valuation allowance	34.0	34.0
Effective income tax rate	0.0%	0.0%

At December 31, 2002, PSI had a net carryforward operating loss of approximately $1,449,000. It also has a capital loss carryforward of approximately $2,750,000 at December 31, 2002. A valuation allowance equal to the tax benefit for deferred taxes was established due to the uncertainty of realizing the benefits of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components PSI’s deferred tax assets (liabilities) are as follows:

	December 31,
	2002	2001
Non-current deferred tax assets (liabilities):
Loss carryforwards	$ 492,660	$ 481,100
Less: valuation allowance	(492,660)	(481,100)
Net deferred tax assets (liabilities)	$ -	$ -

The net operating loss carryforward expires in 2020.

NOTE 11 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because their effect would have been antidilutive, are as follows:

	December 31,
	2002	2001
Warrants	1,202,674	2,336,774
Options	-	-
Total shares	1,202,674	2,336,774

 - F15 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 12 - DISCONTINUED OPERATIONS

On August 31, 2000, PSI and NETsilicon, Inc. ("NSI") entered into an agreement whereby PSI sold the assets of its PSI Softworks Technology subsidiary ("PSIT") to NSI. The assets primarily consisted of PSIT’s Internet and Web software. The purchase price for the assets was 90,000 shares of NSI’s common stock, valued at $2,328,750 (fair value on date of sale). In addition, NSI granted a non-exclusive, royalty-free license for the acquired technology to PSI and its affiliates, subject to certain limitations. NSI is expected to retain substantially all of PSIT’s personnel as part of a newly formed operating group. The operations sold are accounted for as discontinued operations for financial reporting purposes. Revenue attributable to discontinued operations was $21,356 in 2001.

NOTE 13 - GOING CONCERN

The accompanying financial statements were prepared in conformity with generally accepted accounting principles, which contemplate continuation of the PSI as a going concern. However, PSI had net operating losses of $6,402,490 since inception and a negative cash flow from operations. These factors raise substantial doubt about PSI’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon PSI’s ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. As of December 31, 2002, the Company is actively seeking a reverse merger candidate.

NOTE 14 - SUBSEQUENT EVENT AND PROFORMA DISCLOSURES

NRCJ is a distributor for products supplied by NSI. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in 2002 and 2001. In July 2002 NSI ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. On January 31, 2003 the Company sold the operating assets and certain liabilities of the NRCJ distribution business to Network Technology, Inc., a new company formed by the former employees of NRCJ, for 1.0 million Japanese Yen (US $8,400). NRCJ will continue to receive royalty income from former NRCJ customers.

PSI’s unaudited proforma financial statements are presented below and reflect the December 31, 2002 consolidated balance sheet and the sale of NRCJ as if the transaction occurred on December 31, 2002 and statement of operations as if NRCJ were disposed of on January 1, 2002.

- F16 -

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 14 – SUBSEQUENT EVENT AND PROFORMA DISCLOSURES (Continued)

Unaudited Proforma Consolidated Balance Sheet

December 31, 2002

	As Reported	Adjustments		Proforma
Current Assets	$ 131,743	$ (32,842)	(a)	$ 107,301
		8,400	(c)
Prop & Equip, Net	4,242	(4,242)	(a)	-
Other Asset	6,116	(6,116)	(a)	-
Total	$ 142,101	$ (34,800)		$ 107,301

Current Liabilities	$ 140,934	$ (28,647)	(a)	$ 112,287
Stockholders’ Equity	1,167	(14,553)	(c)	(4,986)
	-	8,400	(c)	-
Total	$ 142,101	$ (34,800)		$ 107,301

Unaudited Proforma Consolidated Operations Statement

December 31, 2002
	As Reported	Adjustments		Proforma
Revenues	$ 413,639	$ (289,033)	(b)	$ 124,606
Cost of Revenues	149,533	(146,060)	(b)	3,473
Gross Profit	264,106	(142,973)	(b)	121,133
Operating Expenses	304,157	(224,090)	(b)	80,067
Income (Loss) from Operations	(40,051)	81,117	(b)	41,066
Other Income	2,958	-		2,958
Income (Loss) from Continuing Operations	(37,093)	81,117	(b)	44,024
Discontinued Operations:
Income (Loss) from Operations of Discontinued Division NRCJ (less applicable Income taxes of $0)	-	(81,117)	(b)	(81,117)
Loss on Disposal of Division NRCJ (less applicable Income taxes of $0)	-	(6,153)	(c)	(6,153)
Net Income (Loss)	$ (37,093)	$ (6,153)		$ (43,246)

Income (Loss) per Share from Continuing Operations	$ (.01)	$ Nil		$ .01

Income (Loss) per Share	$ (.01)	$ Nil		$ (.01)

Number of Shares Used in EPS	4,997,400	4,997,400		4,997,400
(a) Elimination of NRCJ assets and liabilities. (b) Elimination of NRCJ sales and related costs. (c) Loss on sale of NRCJ.

- F17 -