Form 10QSB
period 2003-03-31
PASW INC
filed 2003-05-05
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of May 2, 2003.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

          (Unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 99,317	$ 98,901
Accounts receivable, net of allowance of $0 and $0	11,039	32,842

Total current assets	110,356	131,743

Property and equipment less accumulated depreciation and amortization of $0 and $17,985	0	4,242
Other assets	6,049	6,116
Total assets	$ 116,405	$ 142,101

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

            (Unaudited)
	March 31, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 81,619	$ 108,859
Advances payable – related party	32,075	32,075
Total current liabilities	$113,694	$140,934
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid in capital	6,398,754	6,398,754
Accumulated deficit	(6,395,484)	(6,402,763)
Cumulative adjustment for currency translation	(5,557)	178
Total stockholders’ equity	2,711	1,167
	$ 116,405	$ 142,101

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended
	March 31, 2003	March 31, 2002
		Restated
Revenue
Product sales	$ 0	$ 0
Royalties and other	46,844	36,470
	46,844	36,470

Cost of revenue
Purchases and royalty fees	0	0

Gross profit	46,844	36,470

Expenses:
Selling, general and administrative	40,984	53,932
Depreciation and amortization	0	800
Total operating expenses	40,984	54,732
Gain (loss) from continuing operations before income taxes	5,860	(18,262)
Other income: Gain on sale of fixed assets – net of depreciation	4,627	0
Gain (loss) from continuing operations	10,487	(18,262)
Discontinued operations	(3,207)	5,678
Income taxes	0	0
Net income (loss)	$ 7,280	$ (12,584)

Net income (loss) per common share: Basic and diluted	$ 0.00	$ (0.00)

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	March 31, 2003	March 31, 2002
Restated
Net income (loss)	$ 7,280	$ (12,584)
Other comprehensive income (loss):

Foreign currency translation adjustment	(5,379)	(4,921)
Comprehensive income (loss)	$ 1,901	$ (17,505)

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

           (Unaudited)
	For the Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities: Continuing operations		Restated
Net income (loss)	$ 10,487	$ (18,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	800
(Increase) decrease in assets:
Accounts receivable	21,803	31,627
Prepaid expenses	66	0
Sale of fixed assets – net of depreciation of $449	4,242	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(27,240)	69,941
	9,358	84,106
Gain (loss) from discontinued operations	(3,207)	5,678
Net cash used in operating activities	6,151	89,784

Cash flows from investing activities:	0	0
Net cash from (used) in investing activities	0	0

Cash flows from financing activities	0	0
Net cash provided by financing activities	0	0

Effect of exchange rate changes on cash	(5,735)	(4,790)

Net increase (decrease) in cash	416	84,994

Cash – Beginning	98,901	152,148
Cash – Ending	$ 99,317	$ 237,142

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at March 31, 2003, the results of operations for the three ended March 31, 2003 and March 31, 2002, and the cash flows for the three months ended March 31, 2003 and March 31, 2002 are included. Operating results for the three-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2002 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 31, 2003, and the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999 (File 333-75137).

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING
	Total Number of Shares	Three Months Ended March 31, 2003
Outstanding shares as of January 1, 2003	4,997,400	4,997,400
Options treated as Common Stock	1,142,674	1,142,674
Total weighted average shares outstanding	6,140,074	6,140,074
Net income		$ 7,280
Net gain (loss) per common share basic and diluted		$ 0.00

(3) Sale of Network Research Corporation – Japan Distribution Business ("NRCJ")

Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for the major portion of its revenue in the years ended December 31, 2002. In July 2002 Net Silicon, Inc. ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. On January 31, 2003 the Company sold the operating assets and certain liabilities of the NRCJ distribution business to Network Technology, Inc., a new company formed by the former employees of NRCJ, for 1.0 million Japanese Yen (US $8,400). NRCJ will continue to receive royalty income from former NRCJ customers. The Company will account for this transaction as a discontinued operation in 2003.

(4) Change of Accountants

The Company has used the services of Merdinger, Fruchter, Rosen & Co. ("MFRC") as its independent accountant since 1996. In January 2003 the Company was informed by MRFC that it was exiting the business of auditing publicly traded companies. The Company has selected Skeehan and Company as its new auditor effective February 27, 2003. The Company’s Board of Directors recommended and approved the change in the Company’s certifying accountants.

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

Additional information on these and other risk factors are included in the "Factors That May Affect Future Results" section in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2003, Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgement, belief and expectations only as of the date hereof. PASW undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

General

PASW, Inc., formerly Pacific Softworks, Inc., incorporated in California in November 1992, has historically developed and licensed Internet and Web related software and software development tools that enable communications, based on a set of rules known as protocols. The Company’s products were embedded into systems and developed or manufactured by others. In August 2000, the Company sold all of the assets of its Internet and Web operations. Since that time, the Company’s operations, consisting of sales of software and licenses, have been conducted principally through an administrative office in Northern California and, until January 2003, a sales office in Japan. Since January 2003 the Company has maintained an administrative function in Japan.

The Company operates in one business segment. The Company’s fiscal year ends on December 31

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income

	Unaudited
	For the Three Months Ended March 31,
	2003	2002
Net revenue	100.00%	Restated 100.00%
Cost of revenue	0.00	0.00
Gross profit	100.00	100,00
Selling, general and administrative	87.49	147.87
Research and development	0.00	0.00
Depreciation and Amortization	0.00	2.19
Total expenses	87.49	150.06
Other income: Gain in sale of fixed assets	9.88	0
Net gain (loss) from Operations	22.39	(50.06)
Gain (loss) from discontinued Operations	(6.85)	15.56
Net income (loss)	15.54%	(34.50)%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

Unaudited
For the Three Months Ended March 31,
	2003	2002
United States	0%	0%
United Kingdom and Europe	0%	0%
Japan and Asia	100%	100%
Other	0%	0%
Total	100%	100%

Three months ended March 31, 2003 and 2002.

Net revenue from continuing operations

For the three months ended March 31, 2003 revenues increased 28% to $46,844 from $36,470 for the three months ended March 31, 2002. Revenue for the three months ended March 31, 2003 consists exclusively of royalty revenue since the distribution portion of the business was sold in January 2003.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended March 31, 2003 or the three months ended March 31, 2002.

Selling, general and administrative

Selling, general and administrative expense was $40,984 for the three months ended March 31, 2003 compared to $53,932 for the three months ended March 31, 2002. The amounts in both periods reflect the continuing expenses of a corporate office, which is associated with seeking a reverse merger or other financial transaction for the Company and expenses for legal and accounting fees in processing the royalty receipts in Japan.

Depreciation and amortization

Depreciation and amortization was $0 in the three months ended March 31, 2003 and $800 for the three months ended March 31, 2002 principally related to fixed assets in our Japanese office which was sold in January 2003.

Other income and expenses

During the three months ended March 31, 2003 the Company had $4,242 in other income, net of depreciation of $449, representing the gain on sale of assets in the closing of the Japanese office. The Company had no activity in the three months ended March 31, 2002.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended March 31, 2003 the Company had no income tax liability.

Liquidity and capital resources

At March 31, 2003 and December 31, 2002 the Company had working capital of $(3,338) and $(9,191) and cash and cash equivalents of $99,317 and $98,901.

The Company generated $6,151 in cash flow from operating activities in the three months ended March 31, 2003 compared to $89,784 in the three months ended March 31, 2002. The principal reasons for the decrease in use of cash of $83,633 was the result of an decrease of $9,824 in accounts receivable, a write off of fixed assets of $4,242 and a decrease of $97,981 in accounts payable primarily associated with the operation of the Japanese distribution activities which was sold in January 2003. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

There were no investing or financing activities in the three months ended March 31, 2003. Investing activities in the three months ended March 31, 2002.

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

Our NRCJ subsidiary is a distributor for products supplied by NetSilicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon, Inc. ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. The operations were sold in January 2003. There is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations.

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

Trading in our common stock may be limited and could negatively affect the ability to sell your securities.

A public market for our common stock has only existed since July 29, 1999, the date of our initial public offering. We do not know how liquid the market for our stock and warrants will remain and if the market becomes illiquid, it may negatively affect your ability to resell your securities.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, PASW carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits –

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2003 PASW, INC.

/s/ WILLIAM E. SLINEY

__________________________________

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)