Form 10QSB
period 2003-06-30
PASW INC
filed 2003-07-31
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of July 28, 2003.

                                                                    PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

             (Unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 106,611	$ 98,901
Accounts receivable, net of allowance of $0 and $0	19,712	32,842
Total current assets	126,323	131,743

Property and equipment less accumulated depreciation and amortization of $0 and $17,985	-	4,242
Other assets	-	6,116
Total assets	$ 126,323	$ 142,101

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

            (Unaudited)
	June 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 81,619	$ 108,859
Advances payable – related party	32,075	32,075
Total current liabilities	113,694	140,934
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,384,139)	(6,402,763)
Cumulative adjustment for currency translation	(6,984)	178
Total stockholders’ equity	12,629	1,167
	$ 126,323	$ 142,101

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 (Unaudited)
	For the Three Months Ended
	June 30, 2003	June 30, 2002
		Restated
Revenue
Product sales	$ -	$ -
Royalties and other	50,714	39,998
	50,714	39,998
Cost of revenue
Purchases and royalty fees	-	-
Gross profit	50,714	39,998

Expenses:
Selling, general and administrative	39,370	7,969
Depreciation and amortization	-	800
Total operating expenses	39,370	8,769
Gain (loss) from continuing operations before income taxes	11,344	31,229
Other income: Gain on sale of fixed assets – net of depreciation	-	-
Gain (loss) from continuing operations	11,344	31,229
Gain (loss) from discontinued operations	0	(41,669)
Income taxes	-	-
Net income (loss)	$ 11,344	$ (10,440)

Net income (loss) per common share: Basic and diluted	$ 0.00	$ (0.00)
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                                                 (Unaudited)

For the Three Months Ended
	June 30, 2003	June 30, 2002
Restated
Net income (loss)	$ 11,344	$ (10,440)
Other comprehensive income (loss):

Foreign currency translation adjustment	(1,783)	(8,886)
Comprehensive income gain (loss)	$ 9,561	$ (19,326)

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 (Unaudited)
	For the Six Months Ended
	June 30, 2003	June 30, 2002
		Restated
Revenue
Product sales	$ -	$ -
Royalties and other	97,558	76,468
	97,558	76,468

Cost of revenue
Purchases and royalty fees	--	-
Gross profit	97,558	76,468

Expenses:
Selling, general and administrative	80,354	61,901
Depreciation and amortization	-	1,600
Total operating expenses	80,354	63,501
Gain (loss) from continuing operations before income taxes	17,204	12,967
Other income: Gain on sale of fixed assets – net of depreciation	4,627	-
Gain (loss) from continuing operations	21,831	12,967
Gain (loss) from discontinued operations	(3,207)	(35,991)
Income taxes	-	-
Net income (loss)	$ 18,624	$ (23,024)
Net income (loss) per common share: Basic and diluted	$ 0.00	$ (0.00)
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                                                (Unaudited)

For the Six Months Ended
	June 30, 2003	June 30, 2002
Restated
Net income (loss)	$ 18,624	$ (23,024)
Other comprehensive income (loss):

Foreign currency translation adjustment	(7,162)	(13,807)
Comprehensive income gain (loss)	$ 11,462	$ (36,831)

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

             (Unaudited)
	For the Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities: Continuing operations		Restated
Net income (loss)	$ 21,831	$ 12,967
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,600
(Increase) decrease in assets:	-
Accounts receivable	13,130	30,486
Prepaid expenses	6,116	-
Sale of fixed assets – net of depreciation of $449	4,242	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(27,240)	(42,009)
	18,079	3,044
Gain (loss) from discontinued operations	(3,207)	(39,863)
Net cash used in operating activities	14,872	(36,819)

Cash flows from investing activities:
Net cash from (used) in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash	(7,162)	(13,943)

Net increase (decrease) in cash	7,710	(50,762)

Cash – Beginning	98,901	152,148
Cash – Ending	$ 106,611	$ 101,386

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and June 30, 2002, and the cash flows for the six months ended June 30, 2003 and June 30, 2002 are included. Operating results for the three-month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Earnings per share

The Company adopted SFAS No. 128, "Earnings Per Share", during 1998. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128.

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING
	Total Number of Shares	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Outstanding shares as of January 1, 2003	4,997,400	4,997,400	4,997,400
Options treated as Common Stock	1,142,674	1,142,674	1,142,674
Total weighted average shares outstanding	6,140,074	6,140,074	6,140,074
Net income		$ 11,344	$ (10,440)
Net gain (loss) per common share basic and diluted		$ 0.00	$ 0.00

Sale of Network Research Corporation – Japan Distribution Business ("NRCJ")

Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for the major portion of its revenue in the year ended December 31, 2002. In July 2002 Net Silicon, Inc. ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. On January 31, 2003 the Company sold the operating assets and certain liabilities of the NRCJ distribution business to Network Technology, Inc., a new company formed by the former employees of NRCJ, for 1.0 million Japanese Yen (US $8,400). NRCJ will continue to receive royalty income from former NRCJ customers. The Company is accounting for this transaction as a discontinued operation in 2003.

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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	100.00%	Restated 100.00%	100.00%	Restated 100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100,00	100.00	100,00
Selling, general and administrative	77.63	19.92	82.37	80.95
Research and development	0.00	0.00	0.00	0.00
Depreciation and Amortization	0.00	2.00	0.00	2.09
Total expenses	77.63	21.92	82.37	83.04
Other income: Gain in sale of fixed assets	0.00	0.00	4.74	0.00
Net gain (loss) from continuing Operations	22.37	78.08	22.38	16.96
Gain (loss) from discontinued Operations	0.00	(104.18)	(3.29)	(47.07)
Net income (loss)	22.37%	(26.10)%	19.09%	(30.11)%

Net revenue by principal geographic area was 100% attributable to Japan and Asia for the three and six  months ended June 30, 2003 and 2002.

Three months ended June 30, 2003 and 2002.

Net revenue from continuing operations

For the three months ended June 30, 2003 royalty revenues increased 27% to $50,714 from $39,998 for the three months ended June 30, 2002. Revenue for the three months ended June 30, 2003 consists exclusively of royalty revenue since the distribution portion of the business was sold in January 2003.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended June 30, 2003 or the three months ended June 30, 2002.

Selling, general and administrative

Selling, general and administrative expense was $39,370 for the three months ended June 30, 2003 compared to $7,969 for the three months ended June 30, 2002. The amounts in both periods reflect the continuing expenses of a corporate office, which is associated with seeking a reverse merger or other financial transaction for the Company and expenses for legal and accounting fees in processing the royalty receipts in Japan.

Depreciation and amortization

Depreciation and amortization was $0 in the three months ended June 30, 2003 and $800 for the three months ended June 30, 2002 principally related to fixed assets in our Japanese office which was sold in January 2003.

Other income and expenses

The Company had no other income or expense items in either the three months ended June 30, 2003 or the three months ended June 30, 2002.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended June 30, 2003 the Company had no income tax liability.

Six months ended June 30, 2003 and 2002.

Net revenue from continuing operations

For the six months ended June 30, 2003 royalty revenues increased 28% to $97,558 from $76,468 for the six months ended June 30, 2002. Revenue for the six months ended June 30, 2003 consists exclusively of royalty revenue since the distribution portion of the business was sold in January 2003 and is being classified as a discontinued operation.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the six months ended June 30, 2003 or the six months ended June 30, 2002.

Selling, general and administrative

Selling, general and administrative expense was $80,354 for the six months ended June 30, 2003 compared to $61,901 for the six months ended June 30, 2002. The amounts in both periods reflect the continuing expenses of a corporate office, which is associated with seeking a reverse merger or other financial transaction for the Company and expenses for legal and accounting fees in processing the royalty receipts in Japan.

Depreciation and amortization

Depreciation and amortization was $0 in the six months ended June 30, 2003 and $1,600 for the six months ended June 30, 2002 principally related to fixed assets in our Japanese office which was sold in January 2003.

Other income and expenses

During the six months ended June 30, 2003 the Company had $4,627 in other income, net of depreciation of $449, representing the gain on sale of assets in the closing of the Japanese office. The Company had no activity in the six months ended June 30, 2002.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the six months ended June 30, 2003 the Company had no income tax liability.

Liquidity and capital resources

At June 30, 2003 and December 31, 2002 the Company had working capital of $12,629 and $(9,191) and cash and cash equivalents of $106,611 and $98,901.

The Company generated $14,872 in cash flow from operating activities in the six months ended June 30, 2003 compared to $(36,819) in the six months ended June 30, 2002. The principal reasons for the decrease in use of cash of $51,691 was the result of an decrease of $17,356 in accounts receivable, a write off of fixed assets of $4,242, a recovery of a security deposit of 6,116, a decrease of $14,769 in accounts payable and a decrease of $36,656 primarily associated with the operation of the Japanese distribution activities which was sold in January 2003 and is classified as a discontinued operation. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

There were no investing or financing activities in either the six months ended June 30, 2003. or the six months ended June 30, 2002.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

PART II - OTHER INFORMATION

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

<

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

Date: July 30, 2003

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Sarbanes-Oxley Section 302 Certification

I, Glenn P. Russell, certify that:

I have reviewed this quarterly report on Form 10-QSB of PASW, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2003

/s/ Glenn P. Russell

Glenn P. Russell

Chief Executive Officer

Sarbanes-Oxley Section 302 Certification

I, William E. Sliney, certify that:

I have reviewed this quarterly report on Form 10-QSB of PASW, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2003

/s/ William E. Sliney

William E. Sliney

President and

Chief Financial Officer