Form 10QSB
period 2003-09-30
PASW INC
filed 2003-11-03
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of October 24, 2003.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 137,553	$ 98,901
Accounts receivable, net of allowance of $0 and $0	27,165	32,842

Total current assets	164,718	131,743

Property and equipment less accumulated depreciation and amortization of $0 and $17,985		4,242
Other assets	0	6,116
Total assets	$ 164,718	$ 142,101

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS
	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’EQUITY	(Unaudited)
Current liabilities:
Accounts payable and accrued expenses	$ 81,619	$ 108,859
Advances payable – related party	32,075	32,075
Total current liabilities	113,694	140,934
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,352,781)	(6,402,763)
Cumulative adjustment for currency translation	53	178
Total stockholders’ equity	51,024	1,167
	$ 164,718	$ 142,101

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended
	September 30, 2003	September 30, 2002
	(Unaudited)	Restated
Revenue
Product sales	$ 0	$ 0
Royalties and other	53,919	20,576
	53,919	20,576

Cost of revenue
Purchases and royalty fees	0	0

Gross profit	53,919	20,576

Expenses:
Selling, general and administrative	22,561	8,995
Depreciation and amortization	0	1,600
Total operating expenses	22,561	10,595
Gain (loss) from continuing operations before income taxes	31,358	9,981
Other income: Gain on sale of fixed assets – net of depreciation	0	0
Gain (loss) from continuing operations	31,358	9,981
Gain (loss) from discontinued operations	0	(8,475)
Income taxes	0	0
Net income (loss)	$ 31,358	$ 1,506

Net income (loss) per common share: Basic and diluted	$ 0.00	$ 0.00

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended
	September 30, 2003	September 30, 2002
	(Unaudited)	Restated
Net income (loss)	$ 31,358	$ 1,506
Other comprehensive income (loss):
Foreign currency translation adjustment
	7,287	(2,531)
Comprehensive income gain (loss)	$ 38,645	$ (1,025)

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(Unaudited)	Restated
Revenue
Product sales	$ 0	$ 0
Royalties and other	151,477	97,044
	151,477	97,044
Cost of revenue
Purchases and royalty fees	0	0

Gross profit	151,477	97,044

Expenses:
Selling, general and administrative	102,986	70,896
Depreciation and amortization	0	3,200
Total operating expenses	102,986	74,096
Gain (loss) from continuing operations before income taxes	48,491	22,948
Other income: Gain on sale of fixed assets – net of depreciation	4,652	0
Gain (loss) from continuing operations	53,143	22,948
Gain (loss) from discontinued operations	(3,161)	(44,466)
Income taxes	0	0
Net income (loss)	$ 49,982	$ (21,518)

Net income (loss) per common share: Basic and diluted	$ 0.01	$ (0.00)
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(Unaudited)	Restated
Net income (loss)	$ 49,982	$ (21,518)
Other comprehensive income (loss):

Foreign currency translation adjustment
	125	(7,452)
Comprehensive income gain (loss)	$ 50,107	$ (28,970)

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities: Continuing operations	(Unaudited)	Restated
Net income (loss)	$ 49,982	$ 22,948
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	(3,200)
(Increase) decrease in assets:
Accounts receivable	5,677	43,855
Prepaid expenses	6,116	0
Sale of fixed assets – net of depreciation of $449	3,992	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(27,240)	(43,207)
	38,527	20,396
Gain (loss) from discontinued operations	0	(44,466)
Net cash used in operating activities	38,527	(24,070)

Cash flows from investing activities:
Net cash from (used) in investing activities	0	0

Cash flows from financing activities
Net cash provided by financing activities	0	0

Effect of exchange rate changes on cash	125	1,664

Net increase (decrease) in cash	38,652	(22,406)

Cash – Beginning	98,901	152,148
Cash – Ending	$ 137,553	$ 129,742

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements of PASW, INC. ("PASW", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position at September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and September 30, 2002, and the cash flows for the nine months ended September 30, 2003 and September 30, 2002 are included. Operating results for the three-month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING
	Total Number of Shares	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Outstanding shares as of January 1, 2003	4,997,400	4,997,400	4,997,400
Options treated as Common Stock	1,142,674	1,142,674	1,142,674
Total weighted average shares outstanding	6,140,074	6,140,074	6,140,074
Net income		$ 31,358	$ 49,982
Net gain (loss) per common share basic and diluted		$ 0.00	$ 0.00

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

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002 Restated	2003	2002 Restated
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100,00	100.00	100,00
Selling, general and administrative	41.84	43.72	67.99	73.05
Research and development	0.00	0.00	0.00	0.00
Depreciation and Amortization	0.00	7.77	0.00	3.30
Total expenses	41.84	51.49	67.99	76.35
Other income: Gain in sale of fixed assets	0.00	0.00	3.07	0.00
Net gain (loss) from continuing Operations	58.16	48.51	35.08	23.65
Gain (loss) from discontinued Operations	0.00	(41.19)	(2.08)	(45.82)
Net income (loss)	58.16%	7.32%	33.00%	(22.17)%

The following table sets forth, for the periods indicated, the percentage of net revenue by principal geographic area to total revenue:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended September 30, 2003 and 2002.

Net revenue from continuing operations

For the three months ended September 30, 2003 royalty revenues increased 162% to $53,919 from $20,576 for the three months ended September 30, 2002. Revenue for the three months ended September 30, 2003 consists exclusively of royalty revenue since the distribution portion of the business was sold in January 2003.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended September 30, 2003 or the three months ended September 30, 2002.

Selling, general and administrative

Selling, general and administrative expense was $22,561 for the three months ended September 30, 2003 compared to $8,995 for the three months ended September 30, 2002. The amounts in both periods reflect the continuing expenses of a corporate office, which is associated with seeking a reverse merger or other financial transaction for the Company and expenses for legal and accounting fees in processing the royalty receipts in Japan.

Depreciation and amortization

Depreciation and amortization was $0 in the three months ended September 30, 2003 and $1,600 for the three months ended September 30, 2002 principally related to fixed assets in our Japanese office which was sold in January 2003.

Other income and expenses

The Company had no other income or expense items in either the three months ended September 30, 2003 or the three months ended September 30, 2002.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the three months ended September 30, 2003 the Company had no income tax liability.

Nine months ended September 30, 2003 and 2002.

Net revenue from continuing operations

For the nine months ended September 30, 2003 royalty revenues increased 56% to $151,477 from $97,044 for the nine months ended September 30, 2002. Revenue for the nine months ended September 30, 2003 consists exclusively of royalty revenue since the distribution portion of the business was sold in January 2003 and is being classified as a discontinued operation.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the nine months ended September 30, 2003 or the nine months ended September 30, 2002.

Selling, general and administrative

Selling, general and administrative expense was $102,915 for the nine months ended September 30, 2003 compared to $70,896 for the nine months ended September 30, 2002. The amounts in both periods reflect the continuing expenses of a corporate office, which is associated with seeking a reverse merger or other financial transaction for the Company and expenses for legal and accounting fees in processing the royalty receipts in Japan.

Depreciation and amortization

Depreciation and amortization was $0 in the nine months ended September 30, 2003 and $3,200 for the nine months ended June 30, 2002 principally related to fixed assets in our Japanese office which was sold in January 2003.

Other income and expenses

During the nine months ended September 30, 2003 the Company had $4,627 in other income, net of depreciation of $449, representing the gain on sale of assets in the closing of the Japanese office. The Company had no activity in the nine months ended September 30, 2002.

Provision for taxes

Commencing in 1995 the Company elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 the Company terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. For the nine months ended September 30, 2003 the Company had no income tax liability.

Liquidity and capital resources

At September 30, 2003 and December 31, 2002 the Company had working capital of $51,024 and $(9,191) and cash and cash equivalents of $137,553 and $98,901.

The Company generated $38,527 in cash flow from operating activities in the nine months ended September 30, 2003 compared to $(24,070) in the nine months ended September 30, 2002. The principal reasons for the decrease in use of cash of $62,597 was the result of an decrease of $38,178 in accounts receivable, a write off of fixed assets of $3,992, a recovery of a security deposit of 6,116, a decrease of $15,967 in accounts payable and a decrease of $44,466 primarily associated with the operation of the Japanese distribution activities which was sold in January 2003 and is classified as a discontinued operation. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

There were no investing or financing activities in either the nine months ended September 30, 2003. or the nine months ended September 30, 2002.

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

A public market for our common stock has existed only since July 29, 1999, the date of our initial public offering. We do not know how liquid the market for our stock will remain and if the market becomes illiquid, it may negatively affect your ability to resell your securities.

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

Date: October 31, 2003

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Sarbanes-Oxley Section 302 Certification

I, Glenn P. Russell, certify that:

I have reviewed this quarterly report on Form 10-QSB of PASW, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: October 31, 2003

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

Date: October 31, 2003

/s/ William E. Sliney

William E. Sliney

President and

Chief Financial Officer