Form 10KSB
period 2003-12-31
PASW INC
filed 2004-03-30
CIK 1082324

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 333-75137

PASW, INC.

(formerly Pacific Softworks, Inc.)

(Name of Small Business Issuer in Its Charter)
California	77-0390628
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9453 Alcosta Boulevard San Ramon, California	94583-3929
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (925) 828-0934

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer's revenues for the most recent fiscal year were $ 219,384.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 25, 2004 was $199,690. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of March 25, 2004 was 4,997,400.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

PASW, Inc., ("PASW", the "Company", "we" and "our"), was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. Our operations are conducted principally from an office in the San Francisco Bay Area of Northern California. The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s over allotment was sold on September 13, 1999.

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

On July 18, 2001 the Company was verbally notified by Simmons Energy Services Inc that the efforts by SES to secure the $20 million private placement were not progressing and that it appeared to SES that current market conditions could delay or curtail any future efforts to complete the private placement in time to cure certain NADSAQ deficiencies in a timely manner. SES concluded that it therefore appeared that the Company could face delisting and notified the Company of its intent to terminate the combination agreement. On July 23, 2001 the Company received formal notification from SES of its intent to terminate the agreement.

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

Operating Companies

We operate through a parent company and one wholly owned subsidiary: Alera Systems, Inc ("Alera"). We operate in one business segment and our fiscal year ends December 31.

Employees

As of December 31, 2003, the Company has no active employees. However, one individual who is an officer of the Company receives a management fee for services rendered to maintain administrative operations. We are not represented by a labor union nor are we subject to a collective bargaining agreement. We have never experienced a work stoppage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

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

Year ending December 31, 2002

		High	Low
03/31/02	Common Stock	0.08	0.05
03/31/02	Warrants	0.04	0.01

06/30/02	Common Stock	0.06	0.03
06/30/02	Warrants	0.04	0.01

09/30/02	Common Stock	0.05	0.03
09/30/02	Warrants	0.01	0.01

12/31/02	Common Stock	0.03	0.01
12/31/02	Warrants (expired 11/30/02)	0.00	0.00

Year ending December 31, 2003

		High	Low
03/31/03	Common Stock	0.03	0.01
06/30/03	Common Stock	0.08	0.02
09/30/03	Common Stock	0.15	0.03
12/31/03	Common Stock	0.08	0.05

Number of Holders of Common Stock

At December 31, 2003 there were six hundred ninety three stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

In March 2001 the Board of Directors of the Company approved a resolution changing the terms of the Company’s registered public warrants exercise price from $7.50 to $1.00 per share and extended the expiration date from July 29, 2001 to November 30, 2001. In September 2001 the Company reduced the exercise price to $0.25 and extended the expiration date to November 30, 2002. The registered warrants expired on November 30, 2002. Also in September 2001 the Company repriced all outstanding non-public options and warrants to an exercise price of $0.25, fully vested, with an expiration date of September 17, 2006.

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

ITEM 6. MANAGEMENT'S DISCUSSISION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this Form 10KSB. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in "Risk Factors" and elsewhere in this document. Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results.

Introduction

PASW was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. The Company completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s over allotment was sold on September 13, 1999. We developed and sold software development tools until August 2000. At that time we sold all of our development activities to another company while maintaining a sales office in Japan. In December 2002 we closed the Japanese office but we continue to receive royalty income from a single customer in Japan. Our remaining administrative operations are conducted principally from an office in the San Francisco Bay Area of Northern California.

Results of Continuing Operations

The following table sets forth for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:
	Year ended December 31,
	2002	2003
Net revenue	100.00%	100.00%
Cost of revenue	2.79	0
Gross profit	97.21	100.00
Selling, general and administrative	62.46	67.20
Depreciation and amortization	1.78	0
Total operating expenses	64.26	67.20
Gain from operations	32.97	32.80
Other income	2.37	1.58
Income from continuing operations before income taxes	35.34	34.38
Income tax expense	0	(3.03)
Income (loss) from discontinued operations	(65.09)	0.60
Net income (loss)	(29.75)%	31.95%
Other comprehensive unrealized gains and (losses) and foreign currency translation	(9.89)	0.50
Comprehensive gain (loss)	(39.64)%	34.56%

All of the Company’s 2002 and 2003 revenues were derived from royalties in Japan.

Results of Operations

Our net revenues from continuing operations increased 76% to $219,384 in 2003 from $124,606 in 2002. All of the revenue consists of royalty income received from Japan. Since all or the revenue was in the form of royalties we had a minimal cost of sales in 2002 resulting from costs associated with the sale of our Japanese operations and a zero cost of sales in 2003 . Selling, general and administrative expense increased to 147,513 in 2003 compared to $77,839 in 2002. The increase in expense represented continued operations of a corporate office in California and legal fees incurred from the sale of our Japanese subsidiary at the end of 2002. Depreciation and amortization decreased to $0 in 2003 from $2,228 in 2002. The depreciation for 2002 was incurred at our Japanese office. In 2003 we recorded a gain $4,380 on the sale of property in Japan. There were no other income or expense items in 2002.

Loss from discontinued operations

In 2003 we had a gain from discontinued operations of $1,331 compared to a loss of $81,117 in 2002 resulting from the sale of our web-based technologies in Japan.

Liquidity and capital resources

At December 31, 2003 and December 31, 2002 we had working capital of $ 72,318 and ($9,191) and cash of $189,053 and $98,901. We generated $80,411 in cash flow from operating activities for 2003 compared to using ($40,924) for 2002. The increase in cash of $121,335 was the result of an increase in net profit for the year of $70,032, including a gain from discontinued operations of $1,331 compared to a loss of ($40,924) after deducting ($81,117) for discontinued operations in 2002. Cash generated or used in operating activities principally reflect the loss from operations and the related changes in working capital components. We had investing activities of $8,622 through the gain on sale of fixed assets in 2003 compared ($623) in purchase of fixed assets in 2002. We had no financing activities in 2003 or 2002.

Critical Accounting Policies

The Corporation's accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition

Our only source of revenue comes from a royalty license agreement with a single customer in Japan. We invoice the customer monthly based on units sold and recognize the revenue at the time of billing.

Translation of Foreign Currency

We translate foreign currency financial statements in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Since foreign currency transaction gains and losses are included in determining net income any fluctuations in the value of the Japanese Yen and the US Dollar impact the values of our royalty income and the asset values recorded in the Japanese operation..

Concentration of Credit Risk

We place our cash in what we believe to be credit-worthy financial institutions in the US and Japan. However, cash balances may exceed maximum insured levels in both countries at various times during the year. Furthermore, 100% of our accounts receivable are derived from one customer in Japan.

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

We received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2003, December 31, 2002 and December 31, 2001. Those statements indicate that we have reported losses for two of the last three years and if we do not become profitable our business could be adversely affected.

We reported a gain of $74,713 in 2003 but sustained losses of ($37,093) in 2002 and ($1,306,954) in 2001. We also have an accumulated deficit of ($6,328,050) and a stockholders' equity of $76,999 as of December 31, 2003. We can provide no assurance we will be profitable in the future and if we do not become profitable our business could be adversely affected.

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

A public market for our common stock and our warrants has only existed since July 29, 1999, the date of our initial public offering. Our warrants expire on November 30, 2000 and we do not know how liquid the market for our stock will remain and if the market becomes illiquid, it may negatively affect your ability to resell your securities.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Independent Auditor’s Report                                                                                                        F-1

PASW, Inc. Financial Statements as of and for the year ended December 31, 2003 and 2002       F-2 through F-14

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS
Name	Age	Position
Glenn P. Russell	49	Chairman
William E. Sliney	65	President, Chief Financial Officer, Secretary and Director
Wayne T. Grau	55	Director

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

William E. Sliney. Mr. Sliney has been our president since August 2001. He was chairman from October 2000 to August 2001. Prior to that he was president since December 1999, chief financial officer since April 1999 and was elected secretary in December 2001. He is also a director for Enterra Energy Trust.  Before joining us, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was chief executive officer for Gumps. Mr. Sliney received his masters in business administration from the Anderson School at UCLA.

Wayne T. Grau. Mr. Grau has been a director of PASW since January 1999. He has been the president and chief executive officer of Fielding Electric, Inc. from 1981 to 2000. Mr. Grau is currently a member of the Los Angeles Chapter membership committee of the National Electrical Contractors Association, a trustee for the Joint Apprenticeship Training Committee and a trustee for the Los Angeles Electrical Training Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2003, all officers, directors and greater than ten percent beneficial owners listed in the above table complied with the following Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered to PASW in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended December 31, 2003 exceeded $100,000.

Summary Compensation Table

Name and principal position	Year ended	Annual compensation Salary Bonus		Long-term compensation awards Securities underlying options	All other compensation
Glenn P. Russell (1) Chairman and Chief Executive Officer	2003	0		30,000
	2002	0	-	30,000	-
	2001	0	-	30,000	-
William E. Sliney (2) President, Chief Financial Officer and Secretary	2003	0		187,000	30,000
	2002	0	-	187,000	30,000
	2001	46,875	-	187,000	15,000

(1)     Mr. Russell resigned as Chairman in November 2000 and was re-appointed Chairman in August 2001.

(2)     Mr. Sliney commenced employment in April 1999 and became Chairman in November 2000. He resigned as Chairman in August 2001. His annual salary is $125,000. In the year ended December 31,2000, 300,000 of the options granted to Mr. Sliney in 1999 were canceled and replaced with 75,000 fully vested options at $2.50 expiring in November 2004. In September 2001 the 87,000 outstanding options were repriced to $0.25 and additionally he was granted 100,000 fully vested options at $0.25. All options expire on September 17, 2006. The additional compensation to Mr. Sliney in 2003, 2002 and 2001is in the form of a management fee after he ceased being an employee of the Company in March 2001.

Option Grants in Last Fiscal Year

There were no options granted to Executive Officers in 2003 or 2002.

Aggregate Option Exercises in Last Fiscal Year

The following table summarizes the value of options held at December 31, 2003 by our Executive Officers. The value of unexercised in-the-money options in the right-hand columns are based on the difference between the fair market value of $0.01 per share at year-end and the per-share exercise price, multiplied by the number of shares issued upon exercise of the option.

	Number of shares acquired	Value	Number of securities underlying unexercised options at year end		Value of unexercised In-the-money options at year end
Name	Upon exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn P. Russell	-	-	30,000	-	$0	-
William E. Sliney	-	-	187,000	-	$0	-

REPORT OF THE COMPENSATION COMMITTEE

Appointed in February 1999, the Compensation Committee is charged with the responsibility of reviewing all aspects of the Company's executive compensation programs and administering the Company's stock option plans. The Compensation Committee did not meet during 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2003 for:

  each person who is known to own beneficially more than 5% of our outstanding common stock, each of our executive officers and directors and
  all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 4,997,400 shares of common stock outstanding on December 31, 2003.

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

	Number of shares beneficially owned	Percentage of shares outstanding
Name and address of beneficial owner
Glenn P. Russell	3,030,000	58.2%
William E. Sliney	187,500	3.6%
Wayne Grau	0	0
All directors and executive officers as a group (3)	3,217,500	61.8%

* Less than 1%.

The address of each officer and director for PASW, Inc. is 9453 Alcosta Boulevard. San Ramon, CA 94583 – 3929.

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

In February 2001 Luke Systems International loaned the Company $32,075 which remains outstanding at December 31, 2003.

During 2003 an officer of PASW was paid $30,000 in management fees. During 2003 the Company occupied office space in California provided by an officer at no charge.

PASW believes that the transactions described above, other than the employment of the mother of Glenn P. Russell, were made on terms no less favorable to PASW than could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No. Description

2.1	Combination Agreement among PASW, Inc. Glenn P. Russell and Simmons Energy Services Inc. (4)
2.2	Voting Trust and Exchange Rights Agreement among PASW, Inc. [#2] Alberta Ltd., Shareholders and Montreal Trust Company of Canada (4)
2.3	Support Agreement among PASW, Inc. and [#2] Alberta Ltd.(4)
2.4	Share Capital Provisions to be Included in the Articles of Incorporation of [#2] Alberta Ltd. (4)
3.1	Articles of Incorporation of the Registrant, as amended to date (4)
3.2	Bylaws of the Registrant (1)
4.2	Specimen Warrant (1)
4.3	Form of Warrant Agreement (1)
4.4	Specimen Common Stock Certificate (1)
4.5	Form of Lock Up Agreement (1)
4.6	Form of Underwriter's Option for Purchase of Units (1)
10.1	Form of Indemnification Agreements (1)
10.2	1998 Equity Incentive Program (1)
10.3	Security and Loan Agreement, dated September 15, 1998 between Bank of America National Trust and Savings Association and Pacific Softworks (1)
10.4	Form of Invention Assignment and Proprietary Information Agreement (1)
10.5	Sublease, dated April 7, 1998 between SHR Perceptual Management and Pacific Softworks for the premises at 703 Rancho Conejo Blvd., Newbury Park, California (1)
10.6	Consulting Agreement dated March 8, 1996 between Kenneth Woodgrift and Pacific Softworks (1)
10.7	Letter from Golenberg & Co, merchant bankers, to Glenn Russell dated June 18, 1998 and Letter from Pacific Softworks to Glenn Golenberg dated January 27, 1999 (1)
10.8	Letter of intent regarding investment in FSPNetwork dated October 25, 1999 (2).
10.9	Convertible 10% promissory note due from FSPNetwork (3)
10.10	Letter of intent regarding investment in RedFlag dated January 13, 2000(3)
10.11	NetSilicon sale of assets dated September 8, 2000 (4)
10.12	Letter of intent between PASW, Inc. and Simmons Energy Services dated February 9, 2001 (4)
21.1	21.1 Subsidiaries of the Registrant*
31.1.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
31.1.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
32.1.1	Section 1350 Certifications—Chief Executive Officer.
32.1.2	Section 1350 Certifications—Chief Financial Officer.
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

Date: March 29, 2004

By: William E. Sliney

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Glenn P. Russell	Chairman	03/29/04
William E. Sliney	President, Chief Financial Officer and Secretary	03/29/04
Wayne T. Grau	Director	03/29/04

PASW, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

 CONTENTS

INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

PASW, INC. AND SUBSIDIARIES (PASW)

We audited the accompanying consolidated balance sheet of PASW as of December 31, 2003 and 2002, and related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming PASW will continue as a going concern. As shown in the accompanying financial statements, although PASW has positive cash flows from operations in 2003, it has incurred significant operating losses to date. These factors raise substantial doubt as to PASW’s ability to continue as a going concern. Management’s plans with respect to those matters are discussed in Note 12 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SKEEHAN & COMPANY

Pasadena, California

March 24, 2004

-F1-

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2003	2002
Current assets
Cash and cash equivalents	$189,053	$ 98,901
Accounts receivable	26,470	32,842
Total current assets	215,523	131,743
Property and equipment-net (Note 2)		4,242
Other asset	-	6,116
	$215,523	$ 142,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$111,130	$ 108,859
Advances payable – related party (Note 7)	32,075	32,075
Total current liabilities	143,205	140,934
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $.001 par value; 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,332,731)	(6,402,763)
Cumulative adjustment for foreign currency translation	1,297	178
Total stockholders’ equity	72,318	1,167
	$215,523	$ 142,101

 The accompanying notes are an integral part of these consolidated financial statements.

-F2-

 PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002
Revenue
Royalties and other	$219,384	$124,606

Cost of revenue - Purchasers and royalty fees	0	3,473
Gross profit	219,384	121,133
Operating expenses
Selling, general and administrative	147,513	77,839
Depreciation and amortization	0	2,228
Total operating expenses	147,513	80,067
Income from operations	71,871	41,066
Other income - Interest income	3,488	2,958
Income from continuing operations before income taxes	75,359	44,024
Income tax expense	6,658	-
Income from continuing operations	68,701	44,024
Discontinued operations (Note 11)
Income from operations of internet and web software division, including gain on the disposal of $4,380	1,754	(81,117)
Income tax	423	-
Net gain (loss) from discontinued operation	1,331	(81,117)
Net Income (loss)	$70,032	$(37,093)
Net income (loss) per common share - Basic and diluted
Continuing operations	$0.01	$0.01
Discontinued operations	0.00	(0.02)
Net gain (loss) per share	$0.01	$(0.01)
Weighted average common shares Basic and diluted	4,997,400	4,997,400

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2003	2002
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$70,032	$(37,093)
Foreign currency translation adjustment	1,119	(12,330)
Comprehensive income loss	$71,151	$(49,423)

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

 PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional Paid-in	Accumulated	Cumulative Foreign Currency Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at January 1, 2002	4,997,400	$4,998	$6,398,754	$(6,365,670)	$12,508	$50,590
Foreign currency translation adjustment	-	-	-	-	(12,330)	(12,330)
Net loss	-	-	-	(37,093)	-	(37,093)
Balance at December 31, 2002	4,997,400	4,998	6,398,754	(6,402,763)	178	1,167
Foreign currency translation adjustment	-	-	-	-	1,119	1,119
Net income	-	-	-	-	-	70,032
Balance at December 31, 2003	4,997,400	$ 4,998	$6,398,754	$(6,332,731)	$ 1,297	$72,318

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$68,701	$44,024
Adjustments to reconcile net income to net cash (used) and provided by operating activities:
Depreciation and amortization	-	2,228
Gain on sale of fixed assets	(4,380)	-
(Increase) decrease in assets:
Accounts receivable	6,372	11,013
Other asset	6,116	(473)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,271	(15,969)
Net cash provided by operating activities	79,080	40,823
Gain (loss) from discontinued operations	1,331	(81,117)
Net cash (used) provided by operating activities	80,411	(40,924)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(623)
Sale of fixed assets	8,622	-
Net cash (used) provided by investing activities	8,622	(623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
EXCHANGE RATE CHANGES	1,119	(12,330)
NET INCREASE (DECREASE) IN CASH	90,152	(53,247)
CASH AND CASH EQUIVALENTS – BEGINNING	98,901	152,148
CASH AND CASH EQUIVALENTS – ENDING	$ 189,053	$ 98,901
SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for:
Interest paid	$ Nil	$ Nil
Income taxes paid	$ Nil	$ Nil

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

 PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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
  (SW Europe Limited ("Europe"), a United Kingdom Corporation.

All references herein to PSI or the "Company" include the consolidated results of PSI and its subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Alera, PAC and Europe were inactive in 2003 and 2002.

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

-F7-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

For financial reporting purposes, PSI uses the allowance method of accounting for doubtful accounts. PSI performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. No accounts were deemed uncollectible at December 31, 2003 or 2002.

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

-F8-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

PSI’s financial instruments consist of cash, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2003 and 2002. the fair value of the shareholder advances cannot be determined due to the related party nature of the obligation.

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

-F9-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatory redeemable non controlling (minority) interest which, on October 29, 2003 the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company’s financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2003	2002
Furniture, fixtures and equipment	$ 5,000	$ 17,227
Computer software	5,000	5,000
	10,000	22,227
Less: accumulated depreciation and amortization	10,000	17,985
Fixed assets – net	$ -	$ 4,242

-F10-

 PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 3 - COMMITMENTS AND CONTINGENCIES

PSI occupied facilities in Japan on a month-to-month basis with a monthly rent of approximately $2,000. The office was closed in January 2003. Rent expense included in the statement of operations totaled $0 and $17,040 in 2003 and 2002, respectively.

NOTE 4 - CAPITAL STOCK

PSI is authorized to issue 10,000,000 shares of Preferred Stock, par value $.01. Preferred shares may be issued from time to time in one or more series. The number of shares in each series and the designation of each series to be issued shall be determined from time to time by the board of directors of PSI.

NOTE 5 - STOCK-BASED COMPENSATION

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

The maximum term of any options granted is ten years. Vesting requirements may vary, and will be determined by the board of directors. The number of shares reserved for issuance under the Plan is 451,740 shares. At December 31, 2003 the Company had no outstanding options.

NOTE 6 - WARRANTS

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

In 2001, PSI also canceled its outstanding employee options and other warrants, and on September 18, 2001 issued 642,674 new fully vested warrants, with an exercise price of $0.25 per share expiring on September 18, 2006.

-F11-

NOTE 6 – WARRANTS (Continued)

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

 NOTE 7 - RELATED PARTY TRANSACTIONS

During 2001, a company controlled by the spouse of the principal shareholder of PSI advanced $32,075 to PSI. The advances bear no interest and are due on demand.

One officer of PSI also manages the Company and receives management fees. Management fee expense included in the statement of operations totaled $30,000 in 2003 and 2002.

PSI occupies facilities in California provided by one of the officers of the Company at no charge.

NOTE 8 - SEGMENT INFORMATION

All of the Company’s 2003 and 2002 sales were in Asia and Japan

NOTE 9 - INCOME TAXES

The provision for state income taxes consists of the following components:
	December 31,
	2003	2002
Current	$ 7,081	$ -
	$7,081	$ -

-F12-

NOTE 9 – INCOME TAXES (Continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2003	2002
Federal income tax rate	(25.0)%	(25.0)%
Effect of valuation allowance	25.0	25.0
Effective income tax rate	0.0%	0.0%

At December 31, 2003, PSI had a net carryforward operating loss of approximately $4,606,893. It also has a capital loss carryforward of approximately $1,535,000 at December 31, 2003. A valuation allowance equal to the tax benefit for deferred taxes was established due to the uncertainty of realizing the benefits of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components PSI’s deferred tax assets (liabilities) are as follows:

	December 31,
	2003	2002
Non-current deferred tax assets (liabilities):
Loss carryforwards	$ 1,151,723	$1,151,723
Less: valuation allowance	(1,151,723)	(1,151,723)
Net deferred tax assets (liabilities)	$ -	$ -

The net operating loss carryforward expires in 2020.

NOTE 10 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because their effect would have been antidilutive, are as follows:

	December 31,
	2003	2002
Warrants	1,,079,174	1,202,674
Options	-	-
Total shares	1,079,174	1,202,674

-F13-

NOTE 10 - DISCONTINUED OPERATIONS

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

NRCJ is a distributor for products supplied by NSI. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in 2002 and 2001. In July 2002 NSI ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. On January 31, 2003 the Company sold the operating assets and certain liabilities of the NRCJ distribution business to Network Technology, Inc., a new company formed by the former employees of NRCJ, for 1.0 million Japanese Yen (US $8,622). NRCJ will continue to receive royalty income from former NRCJ customers.

NOTE 12 - GOING CONCERN

The accompanying financial statements were prepared in conformity with generally accepted accounting principles, which contemplate continuation of the PSI as a going concern. Although PSI had positive cash flows in 2003, it had net operating losses of $6,332,731 since inception. PSI’s only operating subsidiary NRCJ sold all it’s revenue producing assets in 2003 and there is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations. These factors raise substantial doubt about PSI’s ability to continue as a going concern. In view of the matters described above, PSI is dependent on it’s ability to raise sufficient cdapital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. As of December 31, 2003, the Company is actively seeking a reverse merger.

- F14-