Form 10QSB
period 2004-03-31
PASW INC
filed 2004-05-14
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes _ X__ No____

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of April 26, 2004.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 200,510	$ 189,053
Accounts receivable, net of allowance of $0 and $0	11,182	26,470
Total current assets	211,692	215,523

Other assets
Total assets	$ 211,692	$ 215,523

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 81,896	$ 111,130
Advances payable – related party	32,075	32,075
Total current liabilities	113,971	143,205
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,311,720)	(6,332,731)
Cumulative adjustment for currency translation	5,689	1,297
Total stockholders’ equity	97,721	72,318
	$ 211,692	$ 215,523

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended
	March 31, 2004	March 31, 2003

Revenue - Royalties	$ 41,792	$ 46,844
Cost of revenue - Royalty fees	-	-
Gross profit	41,792	46,844

Expenses - Selling, general and administrative	20,782	40,984
Income from operations	21,010	5,680
Other income: Gain on sale of fixed assets – net of depreciation	-	4,627
Gain from continuing operations	21,010	10,487
Loss from discontinued operations	-	(3,207)
Income taxes	-	-
Net income (loss)	$ 21,010	$ 7,280

Net income (loss) per common share: Basic and diluted	$ 0.00	$ 0.00

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
For the Three Months Ended
	March 31, 2004	March 31, 2003

Net income	$ 21,010	$ 7,280
Other comprehensive income (loss):
Foreign currency translation adjustment
	4,392	(5,379)
Comprehensive income	$ 25,402	$ 1,901

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities: Continuing operations
Net income (loss)	$ 21,010	$ 10,487
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	15,288	21,803
Prepaid expenses	-	66
Sale of fixed assets	-	4,242
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(29,233)	(27,240)
	7,065	9,358
Loss from discontinued operations	-	(3,207)
Net cash used in operating activities	7,065	6,151

Cash flows from investing activities:
Net cash from (used) in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash	4,392	(5,735)
Net increase (decrease) in cash	11,457	416
Cash – Beginning	189,053	98,901
Cash – Ending	$ 200,510	$ 99,317

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements.

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

General

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2003 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 29, 2004, and the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999 (File 333-75137).

The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Nature of Operations

PASW, Inc., formerly Pacific Softworks, Inc. ("We", "Ours" or "the Company"), was incorporated in California in November 1992. We developed and licensed Internet and Web related software and software development tools that enable communications, based on a set of rules known as protocols. Our products were embedded into systems and developed or manufactured by others. In August 2000, we sold all the assets of our Internet and Web operations. From January 2001 our operations, consisting of sales of software and licenses, were conducted principally through an administrative office in Northern California and a sales office of our subsidiary, National Research Corporation – Japan ("NRCJ"). In January 2003 the sales office was closed however NRCJ will continue to receive royalty income from former NRCJ customers.

Use of Estimates

Preparing financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We are a licensor of software and generate revenue primarily from the one-time sales of licensed software. Generally, revenue is recognized upon shipment of the licensed software. For multiple element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to each function is recognized ratably over the term of the arrangement.

Translation of Foreign Currency

We translate foreign currency financial statements of NRCJ in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

Stock-Based Compensation

We use the intrinsic value method of accounting for stock-based compensation for employees in accordance with Accounting Principles Board Opinion ("APB") No. 25.

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING

	Total Number of Shares	Three Months Ended March 31, 2004
Outstanding shares as of January 1, 2004	4,997,400	4,997,400
Options treated as Common Stock	1,142,674	1,142,674
Total weighted average shares outstanding	6,140,074	6,140,074
Net income		$ 21,101
Net gain (loss) per common share basic and diluted		$ 0.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

General

Since the closure of our US development and sales facilities in 2000 and our Japanese office in January 2003 we receive royalties from former customers of our NRCJ subsidiary which serves as our principal source of revenue. We operate an office in San Ramon, California in which we perform all administrative functions necessary to keep the Company in compliance with regulatory requirements. Since the closing of sales and licensing activities in the United States we have sought, and continue to seek, potential merger opportunities.

We operate in one business segment and our fiscal year ends on December 31.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income

	Unaudited
	For the Three Months Ended March 31,
	2004	2003
Net revenue	100.00%	100.00%
Cost of revenue	0.00	0.00
Gross profit	100.00	100,00
Selling, general and administrative	49.72	87.49
Other income: Gain in sale of fixed assets	0.00	9.87
Income from continuing Operations	50.28	22.38
Income (loss) from discontinued Operations	0.00	(6.85)
Net income	50.28%	15.53%

Three months ended March 31, 2004 and 2003.

Net revenue

For the three months ended March 31, 2004 our royalty revenues decreased 10.8% to $41,792 from $46,844 for the three months ended March 31, 2003. Our revenue for both 2004 and 2003 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The net result is a lower royalty stream in 2004.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended March 31, 2004 or 2003.

Selling, general and administrative

Our selling, general and administrative expense was $20,782 for the three months ended March 31, 2004 compared to $40,984 for the three months ended March 31, 2003. The 2003 expense contains costs associated with closing the sales office in Japan in January 2003 as well as legal fees both in the United States and Japan relating to the closure. In the three months ended March 31, 2004 the expenses of the Japanese royalty processing are limited to an outside accounting firm and limited legal expense to maintain filing and tax fees in Japan, a total of approximately $9,000. The amounts in both periods reflect the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended March 31, 2004. In the three months ended March 31, 2003 we disposed of some property in our former Japanese office for a net gain of $4,627.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no income tax liability for the three months ended March 31, 2004.

Liquidity and capital resources

At March 31, 2004 and December 31, 2003 we had working capital of $97,721 and $72,318 and cash and cash equivalents of $200,510 and $189,053.

We generated $7,065 in cash flow from operating activities in the three months ended March 31, 2004 compared to $6,151 in the three months ended March 31, 2003. The principal reasons for the increase in use of cash of $914 was the result of an decrease of $6,515 in accounts receivable caused by having only a single customer in 2004, a write off of fixed assets of $4,242 in 2003 through the sale of the furniture and fixtures in our former Japanese office, an increase of $1,993 in accounts payable and a decrease of $3,207 primarily associated with the operation of the Japanese distribution activities which we sold in January 2003. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We did not have any investing or financing activities in either of the three months ended March 31, 2004 or 2003.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2003 and December 31, 2002. Those statements indicate that we have reported losses for two of our last three years and if we do not become profitable our business could be adversely affected.

We reported loss of $36,093 in 2002 and a profit of $70,032 for 2003. We also have an accumulated deficit of $6,332,731 and a stockholders' equity of $72,318 as of December 31, 2003. We can provide no assurance we will be profitable in the future and if we do not become profitable our business could be adversely affected.

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

Our NRCJ subsidiary was a distributor for products supplied by NetSilicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon, Inc. ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. The operations were sold in January 2003. There is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has

evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any litigation that is expected to have a material adverse effect on our business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against the Company in the future which, regardless of the outcome, could have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

ITEM 2. CHANGES IN SECURITIES.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits –

31	Rule 13a-14(a) Certifications.
32	Section 1350 Certifications.

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)