Form 10QSB
period 2004-06-30
PASW INC
filed 2004-08-02
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes _ X__ No___

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of July 20, 2004.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 209,625	$ 189,053
Accounts receivable, net of allowance of $0 and $0	31,529	26,470
Total current assets	241,154	215,523

Other assets	-	-
Total assets	$ 241,154	$ 215,523

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 81,758	$ 111,130
Advances payable – related party	32,075	32,075
Total current liabilities	113,833	143,205
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,285,088)	(6,332,731)
Cumulative adjustment for currency translation	8,657	1,297
Total stockholders’ equity	127,321	72,318
	$ 241,154	$ 215,523

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended
	June 30, 2004	June 30, 2003

Revenue - Royalties	$ 66,848	$ 50,714
Cost of revenue - Royalty fees	-	-
Gross profit	66,848	50,714

Expenses - Selling, general and administrative	40,215	39,370
Income from operations	26,633	11,344
Other income: Gain on sale of fixed assets – net of depreciation	-	-
Gain from continuing operations	26,633	11,344
Loss from discontinued operations	-	-
Income taxes	-	-
Net income (loss)	$ 26,633	$ 11,344

Net income (loss) per common share: Basic and diluted	$ 0.01	$ 0.00

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
For the Three Months Ended
	June 30, 2004	June 30, 2003

Net income	$ 26,633	$ 11,344
Other comprehensive income (loss):
Foreign currency translation adjustment	2,968	(1,783)
Comprehensive income	$ 29,601	$ 9,561

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Six Months Ended
	June 30, 2004	June 30, 2003

Revenue - Royalties	$108,640	$ 97,558
Cost of revenue - Royalty fees	-	-
Gross profit	106,640	97,558

Expenses - Selling, general and administrative	60,997	80,354
Income from operations	47,643	17,204
Other income: Gain on sale of fixed assets – net of depreciation	-	4,627
Gain from continuing operations	47,643	21,831
Loss from discontinued operations	-	(3,207)
Income taxes	-	-
Net income (loss)	$ 47,643	$ 18,624

Net income (loss) per common share: Basic and diluted	$ 0.01	$ 0.00

Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
For the Six Months Ended
	June 30, 2004	June 30, 2003

Net income	$ 47,643	$ 18,624
Other comprehensive income (loss):
Foreign currency translation adjustment	7,360	(7,162)
Comprehensive income	$ 55,003	$ 11,462

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	For the Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities: Continuing operations
Net income	$ 47,643	$ 21,831
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	(5,059)	13,130
Prepaid expenses	-	6,116
Sale of fixed assets	-	4,242
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(29,372)	(27,240)
	13,212	18,079
Loss from discontinued operations	-	(3,207)
Net cash used in operating activities	13,212	14,872
Cash flows from investing activities:
Net cash from (used) in investing activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	7,360	(7,162)
Net increase (decrease) in cash	20,572	7,710
Cash – Beginning	189,053	98,901
Cash – Ending	$ 209,625	$ 106,611

Supplemental non-cash financing activities: None

See accompanying notes to condensed financial statements

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING

	Total Number of Shares	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Outstanding shares as of January 1, 2004	4,997,400	4,997,400	4,997,400
Options treated as Common Stock	990,174	990,174	990,174
Total weighted average shares outstanding	5,987,574	5,987,574	5,987,574
Net income		$26,633	47,643
Net gain (loss) per common share basic and diluted		$ 0.01	$ 0.01

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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100.00	100,00	100,00
Selling, general and administrative	60.16	77.63	56.15	82.37
Other income: Gain in sale of fixed assets	0.00	0.00	0.00	4.75
Income from continuing Operations	39.84	22.37	43.85	22.38
Income (loss) from discontinued Operations	0.00	0.00	0.00	(3.29)
Net income	39.84%	22.37%	43.85%	19.09%

12-

Three months ended June 30, 2004 and 2003.

Net revenue

For the three months ended June 30, 2004 our royalty revenues increased 31.8% to $66,848 from $50,714 for the three months ended June 30, 2003. Our revenue for both 2004 and 2003 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have served to offset the decrease in the unit fees.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended June 30, 2004 or 2003.

Selling, general and administrative

Our selling, general and administrative expense was $40,215 for the three months ended June 30, 2004 compared to $39,370 for the three months ended June 30, 2003. In the three months ended June 30, 2004 the expenses of the Japanese royalty processing are limited to an outside accounting firm and limited legal expense to maintain filing and tax fees in Japan, a total of approximately $9,000. The amounts in both periods reflect the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended June 30, 2004 or 2003.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no income tax liability for the three months ended June 30, 2004.

Six months ended June 30, 2004 and 2003.

Net revenue

For the six months ended June 30, 2004 our royalty revenues increased 11.4% to $108,640 from $97,558 for the six months ended June 30, 2003. Our revenue for both 2004 and 2003 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have served to offset the decrease in the unit fees.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the six months ended June 30, 2004 or 2003.

Selling, general and administrative

Our selling, general and administrative expense was $60,997 for the six months ended June 30, 2004 compared to $80,354 for the six months ended June 30, 2003. The 2003 expense contains costs associated with closing the sales office in Japan in January 2003 as well as legal fees both in the United States and Japan relating to the closure. In the six months ended June 30, 2004 the expenses of the Japanese royalty processing are limited to an outside accounting firm and limited legal expense to maintain filing and tax fees in Japan. The amounts in both periods reflect the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the six months ended June 30, 2004. In the six months ended June 30, 2003 we disposed of some property in our former Japanese office for a net gain of $4,627.

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

At June 30, 2004 and December 31, 2003 we had working capital of $127,321 and $72,318 and cash and cash equivalents of $209,625 and $189,053.

We generated $13,212 in cash flow from operating activities in the six months ended June 30, 2004 compared to $14,872 in the six months ended June 30, 2003. The principal reasons for the decrease in use of cash of $1,660 was the result of an decrease of $5,059 in accounts receivable caused by having only a single customer in 2004, a write off of fixed assets of $4,242 in 2003 through the sale of the furniture and fixtures in our former Japanese office, a decrease of $6,116 in prepaid rent deposits, a decrease of $2,130 in accounts payable and a decrease of $3,207 primarily associated with the operation of the Japanese distribution activities which we sold in January 2003. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We did not have any investing or financing activities in either of the six months ended June 30, 2004 or 2003.

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

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter and six months ending June 3, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 2, 2004

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)