Form 10QSB
period 2004-09-30
PASW INC
filed 2004-10-25
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2004

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

Yes _ X__ No___

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of October 22, 2004.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 178,292	$ 189,053
Accounts receivable, net of allowance of $0 and $0	9,958	26,470
Total current assets	188,250	215,523
Total assets	$ 188,250	$ 215,523

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 86,528	$ 111,130
Advances payable – related party	0	32,075
Total current liabilities	86,528	143,205
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,303,615)	(6,332,731)
Cumulative adjustment for currency translation	1,585	1,297
Total stockholders’ equity	101,722	72,318
	$ 188,250	$ 215,523

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Revenue - Royalties	$ 33,874	$ 53,919

Expenses - Selling, general and administrative	41,513	22,561
Income (loss) from operations	(7,639)	31,358
Income taxes	10,888	0
Net income (loss)	$ (18,527)	$ 31,358
Net income (loss) per common share: Basic and diluted	$ 0.00	$ 0.00
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	September 30, 2004	September 30, 2003

Net income (loss)	$ (18,527	$ 31,358
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,072)	7,287
Comprehensive income	$ (25,599)	$ 38,645

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003

Revenue - Royalties	$ 142,514	$ 151,477
Expenses - Selling, general and administrative	102,510	102,986
Income from operations	40,004	48,491
Other income: Gain on sale of fixed assets – net of depreciation	0	4,652
Gain from continuing operations	40,004	53,143
Loss from discontinued operations	0	(3,161)
Income taxes	10,888	0
Net income	$ 29,116	$ 49,982
Net income (loss) per common share: Basic and diluted	$ 0.01	$ 0.01
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Nine Months Ended
	September 30, 2004	September 30, 2003
Net income	$ 29,116	$ 49,982
Other comprehensive income (loss):
Foreign currency translation adjustment	288	125
Comprehensive income	$ 29,404	$ 50,107

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities: Continuing operations
Net income	$ 29,116	$ 49,982
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	16,512	5,677
Prepaid expenses	0	6,116
Sale of fixed assets	0	3,992
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(24,602)	(27,240)
Net cash used in operating activities	21,026	38,527

Cash flows from investing activities:	0	0

Cash flows from financing activities - Payment of related party note	(32,075)	0

Effect of exchange rate changes on cash	288	125
Net increase (decrease) in cash	(10,761)	38,652
Cash – Beginning	189,053	98,901
Cash – Ending	$ 178,292	$ 137,553
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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING

	Total Number of Shares	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Outstanding shares as of January 1, 2004	4,997,400	4,997,400	4,997,400
Options treated as Common Stock	990,174	882,674	953,947
Total weighted average shares outstanding	5,987,574	5,880,074	5,951,347
Net income		$29,116	$49,982
Net gain (loss) per common share basic and diluted		$ 0.01	$ 0.01

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

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100.00	100.00	100,00
Selling, general and administrative	122.55	41.84	71.93	67.98
Other income: Gain in sale of fixed assets	0.00	0.00	0.00	3.07
Income from continuing Operations	(22.55)	58.16	28.07	35.09
Income taxes	32.14	0.00	7.64	(2.09)
Net income (loss)	(54.69)%	58.16%	20.43%	33.00%

The following table sets forth, for the periods indicated, the percentage relationship of net revenue by principal geographic area to total revenue.

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2003	2003
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended September 30, 2004 and 2003.

Net revenue

For the three months ended September 30, 2004 our royalty revenues decreased 37.2% to $33,874 from $53,919 for the three months ended September 30, 2003. Our revenue for both 2004 and 2003 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended September 30, 2004 or 2003.

Selling, general and administrative

Our selling, general and administrative expense was $41,514 for the three months ended September 30, 2004 compared to $22,611 for the three months ended September 30, 2003. In the three months ended September 30, 2004 and the three months ended September 30, 2003 the expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended September 30, 2004 or 2003.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no US income tax liability for the three months ended September 30 2004 however our Japanese royalty activity incurred a Japanese tax of US$10,888 payable in Japan..

Nine months ended September 30, 2004 and 2003.

Net revenue

For the nine months ended September 30, 2004 our royalty revenues decreased 5.9% to $142,514 from $151,477 for the nine months ended September 30, 2003. Our revenue for both 2004 and 2003 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the nine months ended September 30, 2004 or 2003.

Selling, general and administrative

Our selling, general and administrative expense was $102,511 for the nine months ended September 30, 2004 compared to $102,986 for the nine months ended September 30, 2003. The 2003 expense contains costs associated with closing the sales office in Japan in January 2003 as well as legal fees both in the United States and Japan relating to the closure. In the nine months ended September 30, 2004 the expenses of the Japanese royalty processing are limited to an outside accounting firm and limited legal expense to maintain filing and tax fees in Japan. The amounts in both periods reflect the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the nine months ended September 30, 2004. In the nine months ended September 30, 2003 we disposed of some property in our former Japanese office for a net gain of $4,652.

Loss from discontinued operations

In the nine months ended September 30, 2003 we had a loss from discontinued operations in Japan of $3,161.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no US income tax liability for the nine months ended September 30 2004 however our Japanese royalty activity incurred a Japanese tax of US$10,888 payable in Japan..

Liquidity and capital resources

At September 30, 2004 and December 31, 2003 we had working capital of $101,722 and $72,318 and cash and cash equivalents of $178,292 and $189,053.

We generated $21,026 in cash flow from operating activities in the nine months ended September 30, 2004 compared to $38,527 in the nine months ended September 30, 2003. The principal reasons for the decrease in use of cash of $17,501 was the result of a decrease of $10,835 in accounts receivable caused by having only a single customer in 2004, a write off of fixed assets of $3,992 in 2003 through the sale of the furniture and fixtures in our former Japanese office, a decrease of $6,116 in prepaid rent deposits, a decrease of $2,638 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We did not have any investing activities in either of the nine months ended September 30, 2004 or 2003.

We did have financing activities in the nine months ended September 30, 2004 in the form of payment of a related party note payable of $32,075. There were no financing activities in the nine months ended September 30, 2003.

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

Our NRCJ subsidiary was a distributor for products supplied by NetSilicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon, Inc. ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. The operations were sold in January 2003. While the remaining royalty activities continue to increase in unit sales the higher volume is being offset by lower unit prices resulting in a decrease in royalty income over the past year. There is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations.

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

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter and nine months ending September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: October 25, 2004

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)