Form 10KSB
period 2004-12-31
PASW INC
filed 2005-03-29
CIK 1082324

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-75137

PASW, INC.

(Exact name of registrant as specified in its charter)

California	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9453 Alcosta Boulevard San Ramon, California	94583-3929
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 828-0934

Securities registered pursuant to Section 12(b) of the Act:

Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
Title of Each Class

 Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The issuer's revenues for the most recent fiscal year were $ 199,517.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 18, 2005 was $139,783.

The number of shares outstanding of the issuer's Common Stock, as of March 18, 2005 was 4,997,400.

The following documents are incorporated by reference into the Parts of this report below indicated:

 Not applicable.

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

Proposed Simmons Energy Services Inc. ("SES") Merger

In February 2001, PASW entered into a letter of intent to acquire the operations of Simmons Energy Services Inc. ("SES"), a privately held Alberta (Canada) company. Under the terms of the proposed transaction, PASW would issue shares of its common stock, Series B preferred stock and Series C convertible preferred stock to acquire SES in a transaction to be accounted for as a reverse acquisition. A definitive combination agreement between PASW and SES was executed in March 2001. A term of the agreement called for PASW to initiate a private placement offering of 5,000,000 units at $4.00 per unit for an aggregate-offering price of $20,000,000. At that time Reg J. Greenslade a director of SES was elected a director of PASW.

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

Sale of Network Research Corporation – Japan Distribution Business ("NRCJ")

Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. On January 31, 2003 the Company sold the operating assets and certain liabilities of the NRCJ distribution business to Network Technology, Inc., a new company formed by the former employees of NRCJ, for 1.0 million Japanese Yen (US $8,400). NRCJ will continue to receive royalty income from former NRCJ customers. The Company accounted for this transaction as a discontinued operation in 2003.

Related Party Transaction

During 2001, a company controlled by the spouse of the principal shareholder of the Company advanced $32,075 in the form of a non interest bearing demand note. The note was repaid in September 2004.

Change of Accountants

The Company used the services of Merdinger, Fruchter, Rosen & Co. ("MFRC") as its independent accountant since 1996. In January 2003 the Company was informed by MRFC that it was exiting the business of auditing publicly traded companies. The Company selected Skeehan & Company as its new auditor effective February 27, 2003. The Company’s Board of Directors recommended and approved the change in the Company’s certifying accountants.

Operating Companies

We operate through a parent company and one wholly owned subsidiary: Alera Systems, Inc ("Alera"). We operate in one business segment and our fiscal year ends December 31.

Employees

As of  December 31, 2004 the Company has no active employees. However, one individual who is an officer of the Company receives a management fee for services rendered to maintain administrative operations. We are not represented by a labor union nor are we subject to a collective bargaining agreement. We have never experienced a work stoppage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended  December 31, 2004.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and warrants began trading on the NASDAQ Small Cap Market under the symbol "PASW" and "PASWW" on July 29, 1999, respectively. On October 9, 2001 the Company was delisted from the NASDAQ Small Cap and began trading on the OTC Bulletin Board Market. The following table sets forth the high and low bid prices as reported on NASDAQ and the OTC Bulletin Board for the periods indicated below.

Year ending December 31, 2003

		High	Low
03/31/03	Common Stock	0.03	0.01
06/30/03	Common Stock	0.08	0.02
09/30/03	Common Stock	0.15	0.03
12/31/03	Common Stock	0.08	0.05

Year ending December 31, 2004

		High	Low
03/31/04	Common Stock	0.15	0.05
06/30/04	Common Stock	0.09	0.05
09/30/04	Common Stock	0.10	0.05
12/31/04	Common Stock	0.10	0.05

Number of Holders of Common Stock

At December 31, 2004 there were six hundred five stockholders of record of the Company's Common Stock.

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

Results of Continuing Operations

The following table sets forth for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:

	Year ended December 31,
	2003	2004
Net revenue	100.00%	100.00%
Selling, general and administrative	67.20	68.24

Total operating expenses	67.20	68.24
Income from operations	32.80	31.76
Other income	1.58	2.09
Income from continuing operations before income taxes	34.38	33.85
Income tax expense	(3.03)	(1.21)
Income from discontinued operations	0.57	0
Net income	31.92	32.64
Other comprehensive unrealized gains and (losses) and foreign currency translation	0.51	(3.78)
Comprehensive gain	32.43%	28.86%

All of the Company’s 2003 and 2004 revenues were derived from royalties in Japan.

Results of Operations

Our net revenues from continuing operations decreased 9% to $199,517 in 2004 from $219,384 in 2003. All of the revenue consists of royalty income received from Japan. Since all of the revenue was in the form of royalties we had no cost of sales in 2004 and 2003.  Selling, general and administrative expense decreased 8% to $136,148 in 2004 compared to $147,513 in 2003. The decrease in expense in 2004 represented lower operations of our corporate office in California and a reduction in legal fees incurred in 2003 from the sale of our Japanese subsidiary at the end of 2002. We had no depreciation or amortization in 2004 and 2003 and there were no other income or expense items in 2004 and 2003.

Gain from discontinued operations

In 2003 we had a gain from discontinued operations of $1,331.

Liquidity and capital resources

At  December 31, 2004 and December 31, 2003 we had working capital of $ 124,442  and $72,318 and cash of $190,048 and $189,053. We generated $40,607 in cash flow from operating activities for 2004 compared $80,411 for 2003. The decrease in cash of $39,804 was the result of a decrease in net profit for the year of $4,908, a reduction in accounts payable of $21,397, a decrease in accounts receivable of $6,300 and prepaid expenses of $11,579, and a gain on sale of fixed assets of $(4,380) Cash generated or used in operating activities principally reflect the loss from operations and the related changes in working capital components. We had no investing activities in 2004 compared to proceeds of $8,622 through the sale of fixed assets in 2003.  During 2004 we repaid a note to a related party of $32,075. There was no financing activity in 2003.

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

Translation of Foreign Currency

We translate foreign currency financial statements in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Since foreign currency transaction gains and losses are included in determining net income any fluctuations in the value of the Japanese Yen and the US Dollar impact the values of our royalty income and the asset values recorded in the Japanese operation.

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

We received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2004, 2003, 2002, and 2001. Those statements indicate that although we reported positive cash flows from operations in 2004 and 2003, we have incurred significant operating losses to date.   Our only operating subsidiary, NRCJ, sold all its revenue producing assets in 2003 and there is no assurance that the remaining royalty income is sufficient to allow us to continue operations.

We reported a gain of $65,124 in 2004 and $70,032 in 2003 but sustained losses of ($37,093) in 2002 and ($1,306,954) in 2001. We also have an accumulated deficit of ($6,267,607) and a stockholders' equity of $129,905 as of  December 31, 2004. We can provide no assurance we will be profitable in the future and if we do not become profitable our business could be adversely affected.

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

A public market for our common stock and our warrants has only existed since July 29, 1999, the date of our initial public offering. Our warrants expired on November 30, 2000 and we do not know how liquid the market for our stock will remain and if the market becomes illiquid, it may negatively affect your ability to resell your securities.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Independent Auditor’s Report	F-1
PASW, Inc. Financial Statements as of and for the year ended December 31, 2004 and 2003	F-2 through F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company used the services of Merdinger, Fruchter, Rosen & Co. ("MFRC") as its independent accountant since 1996. In January 2003 the Company was informed by MRFC that it was exiting the business of auditing publicly traded companies. The Company selected Skeehan & Co. as its new independent accountant effective February 27, 2003. The Company’s Board of Directors recommended and approved the change in the Company’s certifying accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

Name	Age	Position
Glenn P. Russell	50	Chairman
William E. Sliney	66	President, Chief Financial Officer, Secretary and Director
Wayne T. Grau	56	Director

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

William E. Sliney. Mr. Sliney has been our president since August 2001. He was chairman from October 2000 to August 2001. Prior to that he was president since December 1999, chief financial officer since April 1999 and was elected secretary in December 2001. He is also a director of Enterra Energy Trust and JED Oil, Inc.  Before joining us, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was chief executive officer for Gumps. Mr. Sliney received his masters in business administration from the Anderson School at UCLA.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2004 directors and greater than ten percent beneficial owners listed in the above table complied with the following Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered to PASW in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended December 31, 2004 exceeded $100,000.

Summary Compensation Table

Name and principal position	Year ended	Annual compensation Salary Bonus		Long-term compensation awards Securities underlying options	All other compensation
Glenn P. Russell (1) Chairman and Chief Executive Officer	2004	0	-	-	-
	2003	0	-	30,000	-
	2002	0	-	30,000	-
William E. Sliney (2) President, Chief Financial Officer and Secretary	2004	0	-	187,000	30,000
	2003	0	-	187,000	30,000
	2002	0	-	187,000	30,000

(1)

Mr. Russell resigned as Chairman in November 2000 and was re-appointed Chairman in August 2001. Mr. Sliney commenced employment in April 1999 and became Chairman in November 2000. He resigned as Chairman in August 2001. His annual salary is $125,000.

(2)

In the year ended December 31, 2000, 300,000 of the options granted to Mr. Sliney in 1999 were canceled and replaced with 75,000 fully vested options at $2.50 expiring in November 2004. In September 2001 the 87,000 outstanding options were repriced to $0.25 and additionally he was granted 100,000 fully vested options at $0.25. All options expire on September 17, 2006. The additional compensation to Mr. Sliney in 2004, 2003 and 2002is in the form of a management fee after he ceased being an employee of the Company in March 2001.

Option Grants in Last Fiscal Year

There were no options granted to Executive Officers in 2004 or 2003.

Aggregate Option Exercises in Last Fiscal Year

The following table summarizes the value of options held at December 31, 2004 by our Executive Officers. The value of unexercised in-the-money options in the right-hand columns are based on the difference between the fair market value of $0.01 per share at year-end and the per-share exercise price, multiplied by the number of shares issued upon exercise of the option.

	Number of shares acquired	Value	Number of securities underlying unexercised options at year end		Value of unexercised In-the-money options at year end
Name	Upon exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn P. Russell	-	-	30,000	-	$0	-
William E. Sliney	-	-	187,500	-	$0	-

REPORT OF THE COMPENSATION COMMITTEE

Appointed in February 1999, the Compensation Committee is charged with the responsibility of reviewing all aspects of the Company's executive compensation programs and administering the Company's stock option plans. The Compensation Committee did not meet during 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2004 for:

•

each person who is known to own beneficially more than 5% of our outstanding common stock,

•

each of our executive officers and directors and

•

all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 4,997,400 shares of common stock outstanding on December 31, 2004.

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

	Number of shares beneficially owned	Percentage of shares outstanding
Name and address of beneficial owner
Glenn P. Russell	3,030,000	60.6%
William E. Sliney	187,500	3.7%
Wayne Grau	0	0
All directors and executive officers as a group (3)	3,217,500	64.3%

The address of each officer and director for PASW, Inc. is 9453 Alcosta Boulevard. San Ramon, CA 94583 – 3929.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2001 Luke Systems International loaned the Company $32,075 which was repaid in September, 2004.

During 2004 an officer of PASW was paid $30,000 in management fees. During 2004 the Company occupied office space in California provided by an officer at no charge.

PASW believes that the transactions described above were made on terms no less favorable to PASW than could have been obtained from unaffiliated third parties.

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

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter and twelve months ending December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASW, Inc.

(Registrant)

Date:  March 29, 2005

By: William E. Sliney

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Glenn P. Russell	Chairman	March 29, 2005
William E. Sliney	President, Chief Financial Officer and Secretary	March 29, 2005
Wayne T. Grau	Director	March 29, 2005

PASW, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

PASW, INC. AND SUBSIDIARIES (PASW)

We have audited the accompanying consolidated balance sheet of PASW as of December 31, 2004 and 2003, and related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming PASW will continue as a going concern. As shown in the accompanying financial statements, although PASW had positive cash flows from operations in 2004, it has incurred significant operating losses to date. These factors raise substantial doubt as to PASW’s ability to continue as a going concern. Management’s plans with respect to those matters are discussed in Note 12 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SKEEHAN & COMPANY

Pasadena, California

March 18, 2005

-F1-

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2004	2003
Current assets
Cash and cash equivalents	$190,048	$189,053
Accounts receivable (Note 6)	26,398	26,470
Total current assets	216,446	215,523
Property and equipment-net (Note 2)
Other Asset	5,463	-
	$221,909	$ 215,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 92,004	$ 111,130
Advances payable – related party (Note 6)		32,075
Total current liabilities	92,004	143,205
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,267,607)	(6,332,731)
Cumulative adjustment for foreign currency translation	(6,240)	1,297
Total stockholders’ equity	129,905	72,318
	$221,909	$ 215,523

  The accompanying notes are an integral part of these consolidated financial statements.

-F2-

 PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003
Revenue
Royalties and other (Note 6)	$199,517	$219,384

Operating expenses
Selling, general and administrative (Note 6)	136,148	147,513

Total operating expenses	136,148	147,513
Income from operations	63,369	71,871
Other income - Interest income	4,155	3,488
Income from continuing operations before income taxes	67,524	75,359
Provision for taxes (Note 8)	2,400	6,658
Income from continuing operations	65,124	68,701
Discontinued operations (Note 10)
Income from operations of internet and web software division, including gain on the disposal of $4,380		1,754
Income tax (Note 8)		423
Net income from discontinued operation		1,331
Net Income	$65,124	$70,032
Net income per common share – Basic and diluted
Continuing operations	$0.01	$0.01
Discontinued operations	0.00	0.00
Net income per share	$0.01	$0.01
Weighted average common shares Basic and diluted	4,997,400	4,997,400

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

PASW, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPRHENSIVE INCOME	For the Years Ended December 31,
	2004	2003
COMPREHENSIVE INCOME
Net income	$65,124	$70,032
Foreign currency translation adjustment	(7,537)	1,119
Comprehensive income	$57,587	$71,151

-F4-

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-in	Accumulated	Cumulative Foreign Currency Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at January 1, 2003	4,997,400	$4,998	$6,398,754	$(6,402,763)	$178	$1,167
Foreign currency translation adjustment	-	-	-	-	1,119	1,119
Net income	-	-	-	70,032	-	70,032
Balance at December 31 2003	4,997,400	4,998	6,398,754	(6,332,731)	1,297	72,318
Foreign currency translation adjustment	-	-	-	-	(7,537)	(7,537)
Net income	-	-	-	65,124	-	65,124
Balance at December 31, 2004	4,997,400	$ 4,998	$6,398,754	$(6,267,607)	$ (6,240)	$129,905

-F5-

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$65,124	$70,032
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of fixed assets	-	(4,380)
(Increase) decrease in assets:
Accounts receivable	72	6,372
Other asset	(5,463)	6,116
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(19,126)	2,271
Net cash provided by operating activities	40,607	80,411
Net cash provided by operating activities	40,607	80,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed assets	-	8,622
Net cash provided by investing activities	-	8,622
CASH FLOWS FROM FINANCING ACTIVITIES: Payment of related party payable	(32,075)
Net cash used in financing activities	(32,075)	-
EXCHANGE RATE CHANGES	(7,537)	1,119
NET INCREASE IN CASH	995	90,152
CASH AND CASH EQUIVALENTS – BEGINNING	189,053	98,901
CASH AND CASH EQUIVALENTS – ENDING	$ 190,048	$ 189,053
SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for:
Interest paid	$ Nil	$ Nil
Income taxes paid	$ Nil	$ Nil

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

 PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PASW (the Company) was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools.  The Company developed and sold software development tools until August 2000.  At that time the Company sold all its development activities to another company while maintaining a sales office in Japan.  In December 2002 the Company closed the Japanese office but continues to receive royalty income from a single customer in Japan.  The remaining administrative operations are conducted principally from an office in the San Francisco Bay Area of Northern California.

Basis of Consolidation

The consolidated financial statements include the accounts of PASW, Inc. ("PSI") and its wholly owned subsidiaries:

•

Network Research Corp. Japan, Ltd. ("NRCJ");

•

Alera Systems, Inc. ("Alera"), formerly iApplianceNet.com ("iAppliance"), a California Corporation;

•

Pacific Acquisition Corporation ("PAC"), a California Corporation; and

•

PASW Europe Limited ("Europe"), a United Kingdom Corporation.

All references herein to PSI or the "Company" include the consolidated results of PSI and its subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Alera, PAC and Europe were inactive in 2004 and 2003.

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

-F7-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

PSI generates all revenue from a royalty license agreement with a single customer in Japan.  Generally, income is recognized when earned.

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

Accounts Receivable

For financial reporting purposes, PSI uses the allowance method of accounting for doubtful accounts. PSI performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. No accounts were deemed uncollectible at December 31, 2004 or 2003

Property and Equipment

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

DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

PSI’s financial instruments consist of cash, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash, accounts receivable, accounts payable and short-term debt approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2004 and 2003. the fair value of the shareholder advances cannot be determined due to the related party nature of the obligation.

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

-F9-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS 123R).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005.  The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion 29 (“SFAS 153”).  SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets.  The Company is required to adopt the new standard in the fist interim period beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The Company is required to adopt the new standard in the fiscal year beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 151 to have a material effect on its financial statements.

-F10-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2004 AND 2003

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2004	2003
Furniture, fixtures and equipment	$ 5,000	$ 5,000
Computer software	5,000	5,000
	10,000	10,000
Less: accumulated depreciation and amortization	10,000	10,000
Fixed assets – net	$ -	$ -

NOTE 3 - CAPITAL STOCK

PSI is authorized to issue 10,000,000 shares of Preferred Stock, par value $.01. Preferred shares may be issued from time to time in one or more series. The number of shares in each series and the designation of each series to be issued shall be determined from time to time by the board of directors of PSI.

NOTE 4 - STOCK-BASED COMPENSATION

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

The maximum term of any options granted is ten years. Vesting requirements may vary, and will be determined by the board of directors. The number of shares reserved for issuance under the Plan is 451,740 shares. At December 31, 2004 the Company had no outstanding options.

 -F11-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2004 AND 2003

NOTE 5 - WARRANTS

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

 NOTE 6 - RELATED PARTY TRANSACTIONS

During 2001, a company controlled by the spouse of the principal shareholder of PSI advanced $32,075 to PSI. The advances bear no interest and are due on demand. The note was repaid in full in September 2004.

One officer of PSI also manages the Company and receives management fees. Management fee expense included in the statement of operations totaled $30,000 in 2004 and 2003.

PSI occupies facilities in California provided by one of the officers of the Company at no charge.

NOTE 7 - SEGMENT INFORMATION

All of the Company’s 2003 and 2003 sales were in Asia and Japan

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

	December 31,
	2004	2003
Current	$2,400	$ 6,658

-F12-

 PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2004 AND 2003

NOTE 9 – INCOME TAXES (Continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2004	2003
Federal income tax rate Surtax exemption	35.0% (10.0)	35.0% (10.0)
Effect of valuation allowance State taxes	(25.0) 3.6	(25.0) 8.8
Effective income tax rate	3.6%	8.8%

 At  December 31, 2004, PSI had a net carryforward operating loss of approximately $4,544,000. It also has a capital loss carryforward of approximately $2,750,000 at December 31, 2004. A valuation allowance equal to the tax benefit for deferred taxes was established due to the uncertainty of realizing the benefits of the tax carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components PSI’s deferred tax assets (liabilities) are as follows:

	December 31,
	2004	2003
Non-current deferred tax assets (liabilities):
Loss carryforwards	$ 1,136,155	$1,151,723
Less: valuation allowance	(1,136,155)	(1,151,723)
Net deferred tax assets (liabilities)	$ -	$ -

 The net operating loss carryforwards begin to expire in 2019.

-F13-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2004 AND 2003

NOTE 9 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because their effect would have been antidilutive, are as follows:

	December 31,
	2004	2003
Warrants	1,202,674	1,202,674

Total shares	1,202,674	1,202,674

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

-F14-

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2004 AND 2003

NOTE 11 - GOING CONCERN

The accompanying financial statements were prepared in conformity with generally accepted accounting principles, which contemplate continuation of the PSI as a going concern. Although PSI had positive cash flows in 2004, it had net operating losses of $6,267,607 since inception. PSI’s only operating subsidiary NRCJ sold all its revenue producing assets in 2003 and there is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations. These factors raise substantial doubt about PSI’s ability to continue as a going concern. In view of the matters described above, PSI is dependent on its ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. As of December 31, 2004, the Company is actively seeking a reverse merger candidate.

  - F15 -