Form 10QSB
period 2004-12-31
PASW INC
filed 2005-05-09
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes _ X__ No___

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of April 22, 2005.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 206,704	$ 190,048
Accounts receivable, net of allowance of $0 and $0	10,270	26,398
Other asset Total current assets	0 216,974	5,463 221,909
Total assets	$ 216,974	$ 221,909

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 83,809	$ 92,004

Total current liabilities	83,809	92,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,249,322)	(6,267,607)
Cumulative adjustment for currency translation	(21,265)	(6,240)
Total stockholders’ equity	133,165	129,905
	$ 216,974	$ 221,909

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Revenue - Royalties	$ 36,712	$ 41,792

Expenses - Selling, general and administrative	18,427	20,782
Income from operations	18,285	21,010
Income taxes		0
Net income	$ 18,285	$ 21,010
Net income per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	March 31, 2005	March 31, 2004

Net income (loss)	$ 18,285	$ 21,010
Other comprehensive income (loss):
Foreign currency translation adjustment	(15,025)	4,392
Comprehensive income	$ 3,260	$ 25,402

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities: Continuing operations
Net income	$ 18,285	$ 21,010
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	16,128	15,288
Prepaid expenses	5,463	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,195)	(29,233)
Net cash used in operating activities	31,681	7,065

Cash flows from investing activities:	0	0

Cash flows from financing activities - Payment of related party note	0	0
Effect of exchange rate changes on cash	(15,025)	4,392
Net increase (decrease) in cash	16,656	11,457
Cash – Beginning	190,048	189,053
Cash – Ending	$ 206,704	$ 200,510
Supplemental non-cash financing activities: None See accompanying notes to condensed financial statements

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

General

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2004 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 29, 2005, and the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999 (File 333-75137).

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

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING

	Total Number of Shares	Three Months Ended March 31, 2005
Outstanding shares as of January 1, 2005	4,997,400	4,997,400
Options treated as Common Stock	1,202,674	1,202,674
Total weighted average shares outstanding	6,200,074	6,200,074
Net income		$18,285
Net gain (loss) per common share basic and diluted		$ 0.00

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

	Unaudited
	For the Three Months Ended March 31
	2005	2004
Net revenue	100.00%	100.00%
Cost of revenue	0.00	0.00
Gross profit	100.00	100.00
Selling, general and administrative	50.19	49.72
Other income: Gain in sale of fixed assets	0.00	0.00
Income from continuing Operations	49.81	50.28
Income taxes	0.00	0.00
Net income	49.81%	50.28%

The following table sets forth, for the periods indicated, the percentage relationship of net revenue by principal geographic area to total revenue.

	Unaudited
	For the Three Months Ended March 31,
	2005	2004
United States	0%	0%
United Kingdom and Europe	0%	0%
Japan and Asia	100%	100%
Other	0%	0%
Total	100%	100%

Three months ended March 31, 2005 and 2004.

Net revenue

For the three months ended March 31, 2005 our royalty revenues decreased 12% to $36,712 from $41,792 for the three months ended March 31, 2004. Our revenue for both 2005 and 2004 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended March 31, 2005 or 2004.

Selling, general and administrative

Our selling, general and administrative expense was $18,427 for the three months ended March 31, 2005 compared to $20,782 for the three months ended March 31, 2004. In the three months ended March 31, 2005 and the three months ended March 31, 2004 the expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended March 31, 2005 or 2004.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no US income tax liability for the three months ended March 31, 2005.

Liquidity and capital resources

At March 31, 2005 and December 31, 2004 we had working capital of $133,165 and $129,905 and cash and cash equivalents of $206,704 and $190,048.

We generated $31,681 in cash flow from operating activities in the three months ended March 31, 2005 compared to $7,065 in the three months ended March 31, 2004. The principal reasons for the increase in use of cash of $24,616 was the result of a decrease of $16,128 in accounts receivable caused by having only a single customer in 2004, a decrease of $8,195 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We did not have any investing activities in either of the three months ended March 31, 2005 or 2004.

We did not have any financing activities in the three months ended March 31, 2005 or 2004.

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

We received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2004, 2003 and 2002. Those statements indicate that we have reported losses for two of our last three years and if we do not become profitable our business could be adversely affected.

We reported loss of $36,093 in 2002, a profit of $70,032 for 2003 and a profit of $65,124 in 2004. We also have an accumulated deficit of $6,267,607 and a stockholders' equity of $129,905 as of December 31, 2004. We can provide no assurance we will be profitable in the future and if we do not become profitable our business could be adversely affected.

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

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 9, 2005

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)