Form 10QSB
period 2005-06-30
PASW INC
filed 2005-08-05
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes _ X__ No___

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of July 29, 2005.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 210,571	$ 190,048
Accounts receivable, net of allowance of $0 and $0	35,893	26,398
Other asset Total current assets	0 246,464	5,463 221,909
Total assets	$ 246,464	$ 221,909

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,341	$ 92,004

Total current liabilities	101,341	92,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,219,547)	(6,267,607)
Cumulative adjustment for currency translation	(39,082)	(6,240)
Total stockholders’ equity	145,123	129,905
	$ 246,464	$ 221,909

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Revenue - Royalties	$ 72,267	$ 66,848

Expenses - Selling, general and administrative	42,493	40,215
Income from operations	29,774	26,633
Income taxes		0
Net income	$ 29,774	$ 26,633
Net income per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	June 30, 2005	June 30, 2004

Net income (loss)	$ 29,774	$ 26,633
Other comprehensive income (loss):
Foreign currency translation adjustment	(24,057)	2,968
Comprehensive income	$ 5,717	$ 29,601

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Revenue - Royalties	$108,979	$108,640

Expenses - Selling, general and administrative	60,920	60,997
Income from operations	48,059	47,643
Income taxes		0
Net income	$ 48,059	$ 47,643
Net income per common share: Basic and Diluted	$ 0.01	$ 0.01
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Six Months Ended
	June 30, 2005	June 30, 2004

Net income (loss)	$ 48,059	$ 47,643
Other comprehensive income (loss):
Foreign currency translation adjustment	(39,082)	7,360
Comprehensive income	$ 8,977	$ 55,003

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities: Continuing operations
Net income	$ 48,059	$ 47,643
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	(9,495)	(5,059)
Prepaid expenses	5,463	0

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	9,337	(29,372)
Net cash used in operating activities	53,364	13,212
Cash flows from investing activities:	0	0

Cash flows from financing activities - Payment of related party note	0	0
Effect of exchange rate changes on cash	(32,841)	7,360
Net increase (decrease) in cash	20,523	20,572
Cash – Beginning	190,048	189,053
Cash – Ending	$ 210,571	$ 209,625
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

 COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING

	Total Number of Shares	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Outstanding shares as of January 1, 2005	4,997,400	4,997,400	4,997,400
Options treated as Common Stock	1,202,674	1,202,674	1,202,674
Total weighted average shares outstanding	6,200,074	6,200,074	6,200,074
Net income		$29,774	$48,049
Net gain (loss) per common share basic and diluted		$ 0.00	$ 0.01

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

General

Since the closure of our US development and sales facilities in 2000 and our Japanese office in January 2003 we receive royalties from one former customer of our NRCJ subsidiary which serves as our principal source of revenue. We operate an office in San Ramon, California in which we perform all administrative functions necessary to keep the Company in compliance with regulatory requirements. Since the closing of sales and licensing activities in the United States we have sought, and continue to seek, potential merger opportunities.

We operate in one business segment and our fiscal year ends on December 31.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100.00	100.00	100.00
Selling, general and administrative	58.80	60.15	55.90	56.14
Other income: Gain in sale of fixed assets	0.00	0.00	0.00	0.00
Income from continuing Operations	41.20	39.85	44.10	56.14
Income taxes	0.00	0.00	0.00	0.00
Net income	41.20%	39.85%	44.10%	43.86%

The following table sets forth, for the periods indicated, the percentage relationship of net revenue by principal geographic area to total revenue.

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended June 30, 2005 and 2004.

Net revenue

For the three months ended June 30, 2005 our royalty revenues increased 8% to $72,267 from $66,848 for the three months ended June 30, 2004. Our revenue for both 2005 and 2004 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended June 30, 2005 or 2004.

Selling, general and administrative

Our selling, general and administrative expense was $42,493 for the three months ended June 30, 2005 compared to $40,215 for the three months ended June 30, 2004. In the three months ended June 30, 2005 and the three months ended  June 30, 2004 the expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended June 30, 2005 or 2004.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no US income tax liability for the three months ended June 30, 2005.

 Six months ended June 30, 2005 and 2004.

Net revenue

For the six months ended June 30, 2005 our royalty revenues of $108,979 equaled our revenues of $108,640 for the six months ended June 30, 2004. Our revenue for both 2005 and 2004 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the six months ended June 30, 2005 or 2004.

Selling, general and administrative

Our selling, general and administrative expense was $60,920 for the six months ended June 30, 2005 compared to $60,997 for the six months ended June 30, 2004. In the six months ended June 30, 2005 and the six months ended  June 30, 2004 the expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the six months ended June 30, 2005 or 2004.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no US income tax liability for the six months ended June 30, 2005.

Liquidity and capital resources

At June 30, 2005 and December 31, 2004 we had working capital of $145,123 and $129,905 and cash and cash equivalents of $210,571and $190,048.

We generated $53,364 in cash flow from operating activities in the six months ended June 30, 2005 compared to $13,312 in the six months ended June 30, 2004. The principal reasons for the increase in cash used in operating activities of $40,152 was the result of a decrease of $4,436 in accounts receivable caused by having only a single customer in 2004, a decrease of $5,463 in prepaid expenses and a increase of $48,709 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We did not have any investing activities in either of the six months ended June 30, 2005 or 2004.

We did not have any financing activities in the six months ended June 30, 2005 or 2004.

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

Our NRCJ subsidiary was a distributor for products supplied by NetSilicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon, Inc. ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. The operations were sold in January 2003. While the remaining royalty activities from our sole customer continue to increase in unit sales the higher volume is being offset by lower unit prices resulting in a decrease in royalty income over the past year. There is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations.

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

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 5, 2005

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)