Form 10QSB
period 2005-09-30
PASW INC
filed 2005-10-24
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  X_ No___

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of October 14, 2005.

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 250,032	$ 190,048
Accounts receivable, net of allowance of $0 and $0	18,768	26,398
Other asset Total current assets	0 268,800	5,463 221,909
Total assets	$ 268,800	$ 221,909

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,277	$ 92,004
Total current liabilities	88,277	92,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,192,089)	(6,267,607)
Cumulative adjustment for currency translation	(31,140)	(6,240)
Total stockholders’ equity	180,523	129,905
	$ 268,800	$ 221,909

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30, 2005	September 30, 2004
Revenue - Royalties	$ 56,972	$ 33,874

Expenses - Selling, general and administrative	21,731	41,513
Income (loss) from operations	35,241	(7,639)
Income taxes	7,782	10,888
Net income (loss)	$ 27,459	$ (18,527)
Net income per common share: Basic and Diluted	$ 0.01	$ 0.00
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	September 30, 2005	September 30, 2004

Net income (loss)	$ 27,459	$ (18,527)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,942	(7,072)
Comprehensive income (loss)	$35,401	$ (25,599)

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Revenue - Royalties	$165,951	$142,514

Expenses - Selling, general and administrative	82,651	102,510
Income from operations	83,300	40,004
Income taxes	7,782	10,888
Net income	$ 75,518	$ 29,116
Net income per common share: Basic and Diluted	$ 0.02	$ 0.01
Weighted average common stock shares outstanding Basic and diluted	4,997,400	4,997,400

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Nine Months Ended
	September 30, 2005	September 30, 2004

Net income (loss)	$ 75,518	$ 29,116
Other comprehensive income (loss):
Foreign currency translation adjustment	(31,140)	288
Comprehensive income	$ 44,378,	$ 29,404

See accompanying notes to condensed financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities: Continuing operations
Net income	$ 75,518	$ 29,116
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	7,630	16,512
Prepaid expenses	5,463	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,727)	(24,602)
Net cash used in operating activities	84,884	21,026

Cash flows from investing activities:	0	0

Cash flows from financing activities - Payment of related party note	0	(32,075)

Effect of exchange rate changes on cash	(24,900)	288
Net increase (decrease) in cash	59,984	(10,761)
Cash – Beginning	190,048	189,053
Cash – Ending	$ 250,032	$ 178,292
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

COMPUTATION OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

	Total Number of Shares	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Outstanding shares as of January 1, 2005	4,997,400	4,997,400	4,997,400
Options treated as Common Stock	1,202,674	1,202,674	1,202,674
Total weighted average shares outstanding	6,200,074	6,200,074	6,200,074
Net income		$27,459	$75,518
Net gain (loss) per common share basic and diluted		$ 0.01	$ 0.02

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

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100.00	100.00	100.00
Selling, general and administrative	38.15	122.55	49.81	71.93
Other income: Gain in sale of fixed assets	0.00	0.00	0.00	0.00
Income from continuing Operations	61.85	(22.55)	50.19	28.07
Income taxes	13.65	32.14	4.68	7.64
Net income	48.20%	(54.69)%	45.51%	20.43%

The following table sets forth, for the periods indicated, the percentage relationship of net revenue by principal geographic area to total revenue.

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended September 30, 2005 and 2004.

Net revenue

For the three months ended September 30, 2005 our royalty revenues increased 68% to $56,972 from $33,874 for the three months ended September 30, 2004. Our revenue for both 2005 and 2004 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have been sufficient to offset the decrease in the unit fees however there is no assurance that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended September 30, 2005 or 2004.

Selling, general and administrative

Our selling, general and administrative expense was $21,731 for the three months ended September 30, 2005 compared to $41,513 for the three months ended September 30, 2004. In the three months ended September 30, 2005 and the three months ended  September 30, 2004 the expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended September 30, 2005 or 2004.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no US income tax liability for the three months ended September 30, 2005.

Nine months ended September 30, 2005 and 2004.

Net revenue

For the nine months ended September 30, 2005 our royalty revenues of $165,951 a 16% increase over our revenues of $142,514 for the nine months ended September 30, 2004. Our revenue for both 2005 and 2004 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have been sufficient to offset the decrease in the unit fees however there is no assurance that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the nine months ended September 30, 2005 or 2004.

Selling, general and administrative

Our selling, general and administrative expense was $82,651 for the nine months ended September 30, 2005 compared to $102,510 for the nine months September 30, 2004. In the nine months ended September 30, 2005 and the nine months ended  September 30, 2004 the expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the nine months ended September 30, 2005 or 2004.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a substantial Net Operating Loss Carryforward we had no US income tax liability for the nine months ended September 30, 2005.

Liquidity and capital resources

At September 30, 2005 and December 31, 2004 we had working capital of $180,523 and $129,905 and cash and cash equivalents of $250,032 and $190,048.

We generated $84,884 in cash flow from operating activities in the nine months ended September 30, 2005 compared to $21,026 in the nine months ended September 30, 2004. The principal reasons for the increase in cash used in operating activities of $63,858 was the result of a decrease of $8,882 in accounts receivable caused by having only a single customer in 2004, a decrease of $5,463 in prepaid expenses and a decrease of $20,875 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We did not have any investing activities in either of the nine months ended September 30, 2005 or 2004.

We did not have any financing activities in the nine months ended September 30, 2005 but we did retire a related party note of $32,075 in the nine months ended September 30, 2004.

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

Date: October 24, 2005

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)