Form 10KSB
period 2005-12-31
PASW INC
filed 2006-03-31
CIK 1082324

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB [X}

The issuer's revenues for the most recent fiscal year were $ 213,014

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 6, 2006 was $212,366 of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of March 6, 2006 was 4,997,400.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

PASW, Inc., ("PASW", the "Company", "we" and "our"), was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. Our operations are conducted principally from an office in the San Francisco Bay Area of Northern California. We completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s over allotment was sold on September 13, 1999.

We have historically developed and licensed software that enabled Internet and web based communications. Our software products were embedded into systems and developed or manufactured by others.

We refined our strategic focus in the Fourth Quarter 1999 in order to enhance our positioning and flexibility in the rapidly growing market for Internetworking technology and to improve the utilization of our assets and competencies. Key elements of the business strategy involved the segregation of our core technology into separate business units and identifying strategic investment opportunities and/or associations with other operating companies. In conjunction with this strategy at the annual meeting on May 26, 2000 we changed our name to PASW, Inc.

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

Proposed Simmons Energy Services Inc. ("SES") Merger

In February 2001, we entered into a letter of intent to acquire the operations of Simmons Energy Services Inc. ("SES"), a privately held Alberta (Canada) company. Under the terms of the proposed transaction, PASW would issue shares of its common stock, Series B preferred stock and Series C convertible preferred stock to acquire SES in a transaction to be accounted for as a reverse acquisition. A definitive combination agreement between PASW and SES was executed in March 2001. A term of the agreement called for PASW to initiate a private placement offering of 5,000,000 units at $4.00 per unit for an aggregate-offering price of $20,000,000. At that time Reg J. Greenslade a director of SES was elected a director of PASW.

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

Notification of Delisting from NASDAQ.

In April 2001 NASDAQ notified the Company that at December 31, 2000 it was not in compliance with the Net Tangible Asset requirements of NASDAQ Market Place Rule 4310 (c)(2)(B) in that we failed to have a minimum of $2 million in net tangible assets. At the same time we were notified that in light of the "going concern" opinion from our auditors we may not be able sustain compliance with the continued listing requirements of the NASDAQ Stock Market. In May 2001 the Company was notified that is not in compliance with the minimum bid price requirements of NASDAQ Market Place Rule 4310(c)(8)(B) in that the closing bid price of the Company's common stock did not meet or exceed $1.00 over 30 consecutive trading days. The Company was given until August 22, 2001 to achieve compliance. At September 30, 2001 the Company was not in compliance with any of the rules and, although notification has not been received from NASDAQ, the Company believes it is not in compliance with Market Place Rule 4310(c)(7) in that it has not maintained a minimum market value of public float of $1,000,000 over 30 consecutive trading days. On October 1, 2001 we received notification from The NASDAQ Stock Market, Inc. that we were not in compliance with the Net Tangible Assets or Net Equity requirements for continued listing as set forth in Market Place Rule 4310(c)(2)(B) as modified by SR-NASD-01-14 and that its securities will be delisted from The NASDAQ National/Small Cap Market at the opening of business on October 9, 2001. The securities were removed form NASDAQ and subsequent to that date the PASW Common Stock (PASW) has been trading on the OTC Bulletin Board Market (OTCBB) as were the Warrants (PASWW) until their expiration on November 30, 2002.

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

Sale of Network Research Corporation – Japan Distribution Business ("NRCJ")

Our NRCJ subsidiary is a distributor for products supplied by Net Silicon, Inc. Revenue from licenses of the suite of Internet and Web products and sales of services accounted for substantially all of its revenue in the years ended December 31, 2002 and 2001. In July 2002 Net Silicon ceased producing products used by NRCJ. During the remainder of 2002 the sales of licenses of the subsidiary decreased to a point where operations became unprofitable. On January 31, 2003 the Company sold the operating assets and certain liabilities of the NRCJ distribution business to Network Technology, Inc., a new company formed by the former employees of NRCJ, for 1.0 million Japanese Yen (US $8,400). NRCJ will continue to receive royalty income from former NRCJ customer

Related Party Transaction

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

In December 2005, the Company was notified by Skeehan & Company that is was exiting the business of auditing publicly traded companies. The Company selected Farber, Hass, Hurley & McEwen, LLP as its new auditor effective February 22, 2006. The Company’s Board of Directors recommended and approved the change in the Company’s certifying accountants.

Operating Companies

We operate through a parent company and one wholly owned subsidiary: Alera Systems, Inc ("Alera"). We operate in one business segment and our fiscal year ends December 31.

Employees

As of  December 31, 2005 the Company has no active employees. However, one individual who is an officer of the Company receives a management fee for services rendered to maintain administrative operations. We are not represented by a labor union nor are we subject to a collective bargaining agreement. We have never experienced a work stoppage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended  December 31, 2005.

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

Year ending December 31, 2004

		High	Low
03/31/04	Common Stock	0.15	0.05
06/30/04	Common Stock	0.09	0.05
09/30/04	Common Stock	0.10	0.05
12/31/04	Common Stock	0.10	0.05

Year ending December 31, 2005

		High	Low
03/31/05	Common Stock	0.12	0.08
06/30/05	Common Stock	0.12	0.10
09/30/05	Common Stock	0.20	0.13
12/31/05	Common Stock	0.14	0.10

Number of Holders of Common Stock

At March 3, 2006 there were 501 stockholders of record of the Company's Common Stock.

Dividends

We have never paid cash dividends on our Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

In March 2001 the Board of Directors of the Company approved a resolution changing the terms of the Company’s registered public warrants exercise price from $7.50 to $1.00 per share and extended the expiration date from July 29, 2001 to November 30, 2001. In September 2001 the Company reduced the exercise price to $0.25 and extended the expiration date to November 30, 2002. The registered warrants expired on November 30, 2002. Also in September 2001 the Company repriced all outstanding non-public options and warrants to an exercise price of $0.25, fully vested, with an expiration date of September 19, 2006.

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

Introduction

PASW was incorporated in California in November 1992 as a developer and licensor of Internet and Web related software and software development tools. We completed an initial public offering of 950,000 units consisting of one share of common stock and one warrant on July 29, 1999. An additional 142,500 units representing the underwriter’s over allotment was sold on September 13, 1999. We developed and sold software development tools until August 2000. At that time we sold all of our development activities to another company while maintaining a sales office in Japan. In December 2002 we closed the Japanese office but we continue to receive royalty income from a single customer in Japan. Our remaining administrative operations are conducted principally from an office in the San Francisco Bay Area of Northern California.

Results of Operations

The following table sets forth for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:

	Year ended December 31,
	2004	2005
Net revenue	100.00%	100.00%
Selling, general and administrative	68.24	63.57

Total operating expenses	68.24	63.57
Income from operations	31.76	36.43
Other income	2.09	20.15
Income from operations before income taxes	33.85	56.58
Income tax expense	(1.21)

Net income	32.64	56.58
Other comprehensive unrealized gains and (losses) and foreign currency translation	(3.78)	(15.06)
Comprehensive gain	28.86%	41.52%

All of the Company’s 2004 and 2005 revenues were derived from royalties in Japan.

Results of Operations

Our net revenues from continuing operations increased 7% to $213,014 in 2005 from $199,517 in 2004. All of the revenue consists of royalty income received from Japan. Since all of the revenue was in the form of royalties we had no cost of sales in 2005 and 2004.  Selling, general and administrative expense decreased 1% to $135,403 in 2005 compared to $136,148 in 2004. The decrease in expense in 2005 represented slightly lower operations of our corporate office in California. We had depreciation of $703 in 2005 and none 2004. In 2005 we had $42,915 in other income up from $4,155 in 2004. During 2001 the Company accrued certain expenses in anticipation of possible charges for goods and services. The charges did not materialize; therefore in 2005 the Company reversed the accruals.

Liquidity and capital resources

At  December 31, 2005 and December 31, 2004 we had working capital of $ 213,461 and $129,905 and cash of $268,271 and $190,048. We generated $112,831 in cash flow from operating activities for 2005 compared $40,607 for 2004. The increase in cash of $72,224 was the result of an increase in net profit for the year of $55,400, a reduction in accounts payable of $19,693, a decrease in accounts receivable of $8,897 and prepaid expenses of $2,400. Cash generated or used in operating activities principally reflect the increase from operations and the related changes in working capital components. We had no investing activities of $2,529 in 2005 and none in 2004.  During 2004 we repaid a note to a related party of $32,075 there were no financing activities in 2005.

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

Revenue Recognition

Our only source of revenue comes from a royalty license agreement with a single customer in Japan. We invoice the customer monthly based on units sold and recognize the revenue at the time that it is earned.

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

We received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2005 and 2004. Those statements indicate that although we reported positive cash flows from operations in 2005, and 2004 we have incurred significant operating losses to date.   Our only operating subsidiary, NRCJ, sold all its revenue producing assets in 2003 and there is no assurance that the remaining royalty income is sufficient to allow us to continue operations.

We reported a gain of $120,524 in 2005, $65,124 in 2004 and $70,032 in 2003 but sustained losses of ($37,093) in 2002 and ($1,306,954) in 2001. We also have an accumulated deficit of ($6,147,083) and a stockholders' equity of $218,350 as of  December 31, 2005. We can provide no assurance we will be profitable in the future and if we do not become profitable our business could be adversely affected.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Independent Auditor’s Reports  F-1 and F-2

PASW, Inc. Financial Statements as of and for the year ended  December 31, 2004 and 2003       F-3 through F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A. CONTROLS AND PROCEDURES

Under the supervision and with the participating of our Chief Executive and Financial Officers, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing of this report. Based on this evaluation, our Chief Executive and Financial Officers concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

ITEM 8B. CHANGE OF ACCOUNTANTS

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

In December 2005, the Company was notified by Skeehan & Company that is was exiting the business of auditing publicly traded companies. The Company selected Farber, Hass, Hurley & McEwen, LLP as its new auditor effective February 22, 2006. The Company’s Board of Directors recommended and approved the change in the Company’s certifying accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

Name	Age	Position
Glenn P. Russell	51	Chairman
William E. Sliney	67	President, Chief Financial Officer, Secretary and Director
Wayne T. Grau	57	Director

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

William E. Sliney. Mr. Sliney has been our president since August 2001. He was chairman from October 2000 to August 2001. Prior to that he was president since December 1999, chief financial officer since April 1999 and was elected secretary in December 2001. He is also a director of Enterra Energy Trust.  Before joining us, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was chief executive officer for Gumps. Mr. Sliney received his masters in business administration from the Anderson School at UCLA.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005 directors and greater than ten percent beneficial owners listed in the above table complied with the following Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered to PASW in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended December 31, 2005 exceeded $100,000.

Summary Compensation Table

Name and principal position	Year ended	Annual compensation Salary Bonus		Long-term compensation awards Securities underlying options	All other compensation
Glenn P. Russell (1) Chairman and Chief Executive Officer	2005 2004	0 0		30,000 30,000
	2003	0	-	30,000	-
	2002	0	-	30,000	-
William E. Sliney (2) President, Chief Financial Officer and Secretary	2005 2004	0 0		187,000 187,000	30,000 30,000
	2003	0	-	187,000	30,000
	2002	0	-	187,000	30,000

(1)     Mr. Russell resigned as Chairman in November 2000 and was re-appointed Chairman in August 2001. Mr. Russell received 30,000 options in 2001

(2)     Mr. Sliney commenced employment in April 1999 and became Chairman in November 2000. He resigned as Chairman in August 2001. His annual salary is $125,000. In the year ended December 31, 2000, 300,000 of the options granted to Mr. Sliney in 1999 were canceled and replaced with 75,000 fully vested options at $2.50 expiring in November 2004. In September 2001 the 87,000 outstanding options were repriced to $0.25 and additionally he was granted 100,000 fully vested options at $0.25. All options expire on September 17, 2006. The additional compensation to Mr. Sliney in 2005, 2004, 2003 and 2002 is in the form of a management fee after he ceased being an employee of the Company in March 2001.

Option Grants in Last Fiscal Year

There were no options granted to Executive Officers in 2005, 2004 or 2003.

Aggregate Option Exercises in Last Fiscal Year

The following table summarizes the value of options held at December 31, 2005 by our Executive Officers. The value of unexercised in-the-money options in the right-hand columns are based on the difference between the fair market value of $0.01 per share at year-end and the per-share exercise price, multiplied by the number of shares issued upon exercise of the option.

	Number of shares acquired	Value	Number of securities underlying unexercised options at year end		Value of unexercised In-the-money options at year end
Name	Upon exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Glenn P. Russell	-	-	30,000	-	$0	-
William E. Sliney	-	-	187,500	-	$0	-

REPORT OF THE COMPENSATION COMMITTEE

Appointed in February 1999, the Compensation Committee is charged with the responsibility of reviewing all aspects of the Company's executive compensation programs and administering the Company's stock option plans. The Compensation Committee did not meet during 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2005 for:

?

each person who is known to own beneficially more than 5% of our outstanding common stock,

?

each of our executive officers and directors and

?

all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 4,997,400 shares of common stock outstanding on December 31, 2005.

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

	Number of shares beneficially owned	Percentage of shares outstanding
Name and address of beneficial owner
Glenn P. Russell	3,030,000	60.6%
William E. Sliney	187,500	3.7%
Wayne Grau	15,000	0.3%
All directors and executive officers as a group (3)	3,232,500	64.6%

The address of each officer and director for PASW, Inc. is 9453 Alcosta Boulevard. San Ramon, CA 94583 – 3929.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2001 Luke Systems International loaned the Company $32,075 which was repaid in September, 2004.

During 2005 an officer of PASW was paid $30,000 in management fees. During 2005 the Company occupied office space in California provided by the same officer at no additional charge.

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

(2) As filed on Form 10-QSB on November 12, 1999.

(3) As filed on Form 10KSB dated March 28, 2000.

(4) As filed on Form 8-K effective March 29, 2001.

(5) As filed on Form 10KSB dated March 29, 2001.

* Filed herewith

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Skeehan & Company for professional services rendered during the years ended December 31, 2005 and 2004:

Service

2005

2004

Audit Fees

$23,280

$21,000

Audit Related Fees

Tax Fees

   2,645

    3,725

All Other Fees

_______

________

Total

$25,925

$24,725

AUDIT FEES. Consists of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Skeehan & Company I connection with statutory and regulatory filings or engagements.

TAX FEES: Consists of fees billed for professional service for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

AUDIT COMMITTEE: Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

The Audit Committee, is to pre approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company’s 2005 audit fees, audit related fees, tax fees and other related fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASW, Inc.

(Registrant)

Date:  March 31, 2006

By: William E. Sliney

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Glenn P. Russell	Chairman	March 31, 2006
William E. Sliney	President, Chief Financial Officer and Secretary	March 31, 2006
Wayne T. Grau	Director	March 31, 2006

PASW, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PASW, Inc.

We have audited the accompanying consolidated balance sheet of PASW, Inc.

(the "Company") as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has limited sources of revenue and has incurred significant operating losses in prior years.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      Farber Hass Hurley & McEwen, LLP

Granada Hills, California

March 24, 2006

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

PASW, INC. AND SUBSIDIARIES (PASW)

We have audited the accompanying consolidated balance sheets of PASW as of December 31, 2004 and related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW as of December 31, 2004, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming PASW will continue as a going concern.  As shown in the accompanying financial statements, although PASW had positive cash flows from operations in 2004, it has incurred significant operating losses to date.  This raises substantial doubt as to PASW’s ability to continue as a going concern.  Management’s plans with respect to those matters are discussed in Note 11 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SKEEHAN & COMPANY

Pasadena, California

March 30, 2006

F - 2

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2005	2004
Current assets
Cash and cash equivalents	$268,271	$190,048
Accounts receivable	17,501	26,398
Total current assets	285,772	216,446
Property and equipment-net	1,826	0
Other asset	3,063	5,463
	$290,661	$221,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 72,311	$ 92,004
Total current liabilities	72,311	92,004
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,147,083)	(6,267,607)
Cumulative adjustment for foreign currency translation	(38,319)	(6,240)
Total stockholders’ equity	218,350	129,905
	$290,661	$221,909

  The accompanying notes are an integral part of these consolidated financial statements.

F - 3

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004
Revenue
Royalties and other	$213,014	$199,517

Operating expenses
Selling, general and administrative	135.403	136,148

Total operating expenses	135,403	136,148
Income from operations	77,611	63,369
Other income Forgiveness of accrued expenses	4,915 37,998	4,155
Income from operations before income taxes	120,524	67,524
Provision for taxes	0	2,400

Net Income	$120,524	$65,124
Net income per common share – Basic and diluted
Net income per share	$0.02	$0.01
Weighted average common shares basic and diluted	4,997,400	4,997,400
The accompanying notes are an integral part of these consolidated financial statements.

F - 4

PASW, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPRHENSIVE INCOME	For the Years Ended December 31,
	2005	2004
COMPREHENSIVE INCOME
Net income	$120,524	$65,124
Foreign currency translation adjustment	(32,079)	(7,537)
Comprehensive income	$88,445	$57,587

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-in	Accumulated	Cumulative Foreign Currency Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at January 1, 2004	4,997,400	4,998	6,398,754	(6,332,731)	1,297	72,318
Foreign currency translation adjustment					(7,537)	(7,537)
Net income				65,124		65,124
Balance at December 31 2004	4,997,400	4,998	6,398,754	(6,267,607)	(6,240)	129,905
Foreign currency translation adjustment					(32,079)	(32,079)
Net income				120,524		120,524
Balance at December 31, 2005	4,997,400	$ 4,998	$6,398,754	$(6,147,083)	$ (38,319)	$218,350

F - 6

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$120,524	$65,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	703
(Increase) decrease in assets:
Accounts receivable	8,897	72
Prepaid expenses and other assets Increase (decrease) in liabilities:	2,400	(5,463)
Accounts payable and accrued expenses	(19,693)	(19,126)
Net cash provided by operating activities	112,831	40,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,529)
Net cash provided by investing activities	(2,529)
CASH FLOWS FROM FINANCING ACTIVITIES: Payment of related party payable		(32,075)
Net cash used in financing activities		(32,075)
EXCHANGE RATE CHANGES	(32,079)	(7,537)
NET INCREASE IN CASH AND CASH EQUIVALENTS	78,223	995
CASH AND CASH EQUIVALENTS – BEGINNING	190,048	189,053
CASH AND CASH EQUIVALENTS – ENDING	$ 268,271	$ 190,048
SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for:
Interest paid	$ Nil	$ Nil
Income taxes paid	$ Nil	$ Nil

The accompanying notes are an integral part of these consolidated financial statements.

F - 7

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Basis of Consolidation

The consolidated financial statements include the accounts of PASW, Inc. ("PASW" or the “Company”) and its wholly owned subsidiaries:

•

Network Research Corp. Japan, Ltd. ("NRCJ");

•

Alera Systems, Inc. ("Alera"), formerly iApplianceNet.com ("iAppliance"), a California Corporation;

•

Pacific Acquisition Corporation ("PAC"), a California Corporation; and

•

PASW Europe Limited ("Europe"), a United Kingdom Corporation.

All references herein to PASW or the "Company" include the consolidated results of PASW and its subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Alera, PAC and Europe were inactive in 2005 and 2004.

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

F - 8

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates all revenue from a royalty license agreement with a single customer in Japan.  Generally, income is recognized when earned.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

The Company’s accounts receivable are derived from one customer.

Accounts Receivable

For financial reporting purposes, PASW uses the allowance method of accounting for doubtful accounts. PASW performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. No accounts were deemed uncollectible at December 31, 2005 or 2004.

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

F - 9

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable.  The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2005 and 2004. The fair value of the shareholder advances cannot be determined due to the related party nature of the obligation.

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

Translation of Foreign Currency

The Company translates foreign currency financial statements of NRCJ in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

F - 10

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

PASW uses the intrinsic value method of accounting for stock-based compensation for employees in accordance with Accounting Principles Board Opinion ("APB") No. 25.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payments” (SFAS 123R).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005.  The Company does not expect the adoption of SFAS 123R to have a material effect on its financial statements.

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

F - 11

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2005, the FASB issues Interpretation No 47 (“Fin 47”), “Accounting for Conditional Asset Retirement Obligations”. This Interpretation clarifies that the term conditional asset  retirement obligations as used in FASB Statement 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and  (or) method of settlement are conditional over  a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement is unconditional even though the uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of the liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. Management believes the adoption of this Statement will have no impact on the financial statements.

In May 2005, the FASB issues SFAS No 154 Accounting Changes And Error Corrections. This Statement replaces AFB Opinion No 20, Accounting Changes and FASS Statement No 3, Reporting Accounting Changes in Interim Financial statements, and changes the requirement for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires

F - 12

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

retrospective application to prior periods’ financial statements of changes of accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously  issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting in an accounting change should be recognized in the period of the accounting change. This Statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2005	2004
Furniture, fixtures and equipment	$ 2,529	$ 5,000
Computer software	0	5,000
	2,529	10,000
Less: accumulated depreciation and amortization	703	10,000
Fixed assets – net	$ 1,826	$ 0

F - 13

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2005 AND 2004

NOTE 3 - CAPITAL STOCK

PASW is authorized to issue 10,000,000 shares of Preferred Stock, par value $.01. Preferred shares may be issued from time to time in one or more series. The number of shares in each series and the designation of each series to be issued shall be determined from time to time by the board of directors of the Company.

NOTE 4 - STOCK-BASED COMPENSATION

On April 17, 1998, PASW adopted the 1998 Equity Incentive Program (the "Plan"). The Plan provides for granting of the following Stock Awards: (i) Incentive Stock Options, (ii) Non-Statutory Stock Options, (iii) Stock Appreciation Rights, (iv) Stock Bonuses, and (v) Rights to acquire Restricted Stock. Persons eligible to receive Stock Awards are the employees, directors and consultants of the Company and its Affiliates, as defined. Incentive Stock Options may be granted only to employees. Stock awards other than Incentive Stock Options may be granted to all eligible persons.

The maximum term of any options granted is ten years. Vesting requirements may vary, and will be determined by the board of directors. The number of shares reserved for issuance under the Plan is 451,740 shares. At December 31, 2005 the Company had 89,000 outstanding options.

 NOTE 5 - WARRANTS

On September 18, 2001 PASW issued 560,000 fully vested common stock purchase warrants as compensation for services by professionals and consultants. The warrants have an exercise price of $0.25 per share and expire September 18, 2006.

In 2001, the Company also canceled its outstanding employee options and other warrants, and on September 18, 2001 issued 553,674 new fully vested warrants, with an exercise price of $0.25 per share expiring on September 18, 2006.

The Company valued the 1,202,674 warrants issued in 2001 using the Black Sholes option pricing model with the following assumptions: interest rate of 4.5%, life of 5 years, volatility of 145% and expected dividend yield of -0-%. The per warrant fair value is $0.10 and a total expense of $124,781 was recorded during 2001.

F - 14

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2005 AND 2004

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2001, a company controlled by the spouse of the principal shareholder of PASW advanced $32,075 to the Company. The advances bear no interest and are due on demand. The note was repaid in full in September 2004.

One officer of the Company also manages the Company and receives management fees. Management fee expense included in the statement of operations totaled $30,000 in 2005 and 2004.

The Company occupies facilities in California provided by the same officer at no charge.

NOTE 7 - SEGMENT INFORMATION

All of the Company’s 2005 and 2004 sales were in Asia and Japan

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

	December 31,
	2005	2004
Current	$0	$ 2,400
	$0	$2,400

F - 15

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2005 AND 2004

NOTE 8 – INCOME TAXES (Continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2005	2004
Federal income tax rate Surtax exemption	35.0% (10.0)	35.0% (10.0)
Effect of valuation allowance State taxes	(25.0) 0	(25.0) 3.6
Effective income tax rate	0%	3.6%

 At  December 31, 2005, the Company had a net carryforward operating loss of approximately $4,544,000. A valuation allowance equal to the tax benefit for deferred taxes was established due to the uncertainty of realizing the benefits of the tax carryforward. Any merger or acquisition by another company would significantly reduce utilization of the net operating loss carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2005	2004
Non-current deferred tax assets (liabilities):
Loss carryforwards	$ 1,100,000	$ 1,136,155
Less: valuation allowance	(1,100,000)	(1,136,155)
Net deferred tax assets (liabilities)	$	$

F - 16

 The net operating loss carryforwards begin to expire in 2019.

NOTE 9 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because their effect would have been antidilutive, are as follows:

	December 31,
	2005	2004
Warrants and Options	1,202,674	1,202,674

Total shares	1,202,674	1,202,674

 NOTE 10 – ACCRUED EXPENSES

During 2001 the Company accrued certain expenses in anticipation of possible charges for goods and services. The charges did not materialize; therefore in 2005 the Company reversed the accruals.

NOTE 11 - GOING CONCERN

The accompanying financial statements were prepared in conformity with generally accepted accounting principles, which contemplate continuation of the PSI as a going concern. Although the Company had positive cash flows in 2005, it had net operating losses of $6,136,222 since inception. The Company’s only operating subsidiary NRCJ sold all its revenue producing assets in 2003 and there is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, the Company is dependent on its ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. As of December 31, 2005, the Company is actively seeking a reverse merger candidate.

F - 17