Form 10QSB
period 2006-03-31
PASW INC
filed 2006-05-15
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes _ X__ No___

Indicate by check mark whether the registrant   is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (  ) No (X)

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of April 17, 2006.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 269,772	$ 268,271
Accounts receivable, net of allowance of $0 and $0	10,451	17,501
Total current assets	280,223	285,772
Property and equipment, less accumulated depreciation of $912 and $703	2,270	1,826
Other assets	3,063	3,063
Total assets	$285,556	$290,661

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 52,211	$ 72,311

Total current liabilities	52,211	72,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,132,350)	(6,147,083)
Cumulative adjustment for currency translation	(38,057)	(38,319)
Total stockholders’ equity	233,345	218,350
	$ 285,556	$ 290,661

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenue - Royalties	$ 45,049	$ 36,712

Expenses - Selling, general and administrative	30,316	18,247
Income from operations	14,733	18,285
Income taxes	0	0
Net income	$ 14,733	$ 18,285
Net income per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted average common stock shares outstanding Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	March 31, 2006	March 31, 2005

Net income (loss)	$ 14,733	$ 18,285
Other comprehensive income (loss):
Foreign currency translation adjustment	262	(15,025)
Comprehensive income	$ 14,995	$ 3,260

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income Depreciation	$ 14,733 209	$ 18,285
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	7,050	16,128
Prepaid expenses		5,463
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(20,100)	(8,195)
Net cash used in operating activities	1,892	31,681

Cash flows from investing activities:	0	0
Purchase of fixed assets	(652)
Cash flows from financing activities - Payment of related party note	0	0
Effect of exchange rate changes on cash	261	(15,025)
Net increase (decrease) in cash	1,501	16,656
Cash – Beginning	268,271	190,048
Cash – Ending	$ 269,772	$ 206,704
Supplemental non-cash financing activities: None See accompanying notes to condensed consolidated financial statements

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

General

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended 2005 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006, and the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 1999 (File 333-75137).

The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Nature of Operations

PASW, Inc., formerly Pacific Softworks, Inc. ("We", "Ours" or "the Company"), was incorporated in California in November 1992. We developed and licensed Internet and Web related software and software development tools that enable communications, based on a set of rules known as protocols. Our products were embedded into systems and developed or manufactured by others. In August 2000, we sold all the assets of our Internet and Web operations. From January 2001 our operations, consisting of sales of software and licenses, were conducted principally through an administrative office in Northern California and a sales office of our subsidiary, National Research Corporation – Japan ("NRCJ"). In January 2003 the sales office was closed however NRCJ will continue to receive royalty income from a former NRCJ customer.

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

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standard 123R, “Share Based Payment” (SFAS 123R) as of January 1, 2006.  SFAS 123R requires all share based compensation, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on fair values.  Prior to adoption of SFAS 123R, the Company accounted  for stock-based compensation for employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees” The Company has adopted the prospective method in adopting 123R, so there is no restatement of prior periods.

The Company valued the 1,202,674 warrants issued in 2001 using the Black Sholes option pricing model with the following assumptions: interest rate of 4.5%, life of 5 years, volatility of 145% and expected dividend yield of -0-%. The per warrant fair value is $0.10 and a total expense of $124,781 was recorded during 2001.

The following is a summary of stock options and warrants as of March 31, 2006:

Average Exercise

  Shares                 Price

Expires

Outstanding December 31, 2005       1,202,674                $.25                         9/20/06

Granted

-

-

-

Exercised

-

-

-

Canceled or expired

-

-

-

Outstanding, March 31, 2006            1,202,674               $.25

   9/20/06

Earnings Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  The exercise of the options at a price greater than the current market would have an anti-dilutive effect.

COMPUTATION OF WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING

	Total Number of Shares	Three Months Ended March 31, 2006
Outstanding shares as of January 1, 2005	4,997,400	4,997,400
Options available as Common Stock	1,202,674	1,202,674
Total potential weighted average shares outstanding Actual conversion would have an anti dilutive effect	6,200,074	6,200,074

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

	Unaudited
	For the Three Months Ended March 31
	2006	2005
Net revenue	100.00%	100.00%
Cost of revenue	0.00	0.00
Gross profit	100.00	100.00
Selling, general and administrative	67.30	50.19
	0.00	0.00
Income from operations	32.70	49.81
Income taxes	0.00	0.00
Net income	32.70%	49.81%

The following table sets forth, for the periods indicated, the percentage relationship of net revenue by principal geographic area to total revenue.

	Unaudited
	For the Three Months Ended March 31,
	2006	2005
United States	0%	0%
United Kingdom and Europe	0%	0%
Japan and Asia	100%	100%
Other	0%	0%
Total	100%	100%

Three months ended March 31, 2006 and 2005.

Net revenue

For the three months ended March 31, 2006 our royalty revenues increased 22% to $45,049 from $36,712 for the three months ended March 31, 2005. Our revenue for both 2006 and 2005 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended March 31, 2006 or 2005.

Selling, general and administrative

Our selling, general and administrative expense was $30,107, including $209 for depreciation, for the three months ended March 31, 2006 compared to $18,427 and $0 for depreciation for the three months ended March 31, 2005. In the three months ended March 31, 2006 we recorded $12,000 in accounting fees. Comparable fees were recorded in the second quarter of 2005. The general and administrative expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended March 31, 2006 or 2005.

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

Liquidity and capital resources

At March 31, 2006 and December 31, 2005 we had working capital of $228,012 and $213,461 and cash and cash equivalents of $269,772 and $268,271.

We generated $1,892 in cash flow from operating activities in the three months ended March 31, 2006 compared to $31,681 in the three months ended March 31, 2005. The principal reasons for the increase in use of cash of $29,788 was the result of a decrease of $9,078 in accounts receivable and a decrease of $11,905 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We had investing activities of $652 in the three months ended March 31, 2006 and none in 2005.

We did not have any financing activities in the three months ended March 31, 2006 or 2005.

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

We received a Going Concern opinion from our auditors on our financial statements for the years ended December 31, 2005, 2004, 2003 and 2002. If we do not develop a long-term business strategy, our reliance on one customer relationship will eventually result in the termination of our business.

We reported loss of $36,093 in 2002, a profit of $70,032 for 2003, a profit of $65,124 in 2004 and a profit of $120,524 in 2005. We also have an accumulated deficit of $6,147,083 and a stockholders' equity of $218,350 as of December 31, 2005. We can provide no assurance we will be profitable in the future and if we do not continue to be profitable our business could be adversely affected.

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

Date: May 15, 2006

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)