Form 10QSB
period 2006-06-30
PASW INC
filed 2006-07-24
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes _ X_ No___

Indicate by check mark whether the registrant   is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (  ) No (X)

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of July 10, 2006.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 293,614	$ 268,271
Accounts receivable, net of allowance of $0 and $0	30,940	17,501
Total current assets	324,554	285,772
Property and equipment, less accumulated depreciation of $1,121 and $703	2,060	1,826
Other assets	3,063	3,063
Total assets	$329,677	$290,661

 See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 52,211	$ 72,311

Total current liabilities	52,211	72,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,089,506)	(6,147,083)
Cumulative adjustment for currency translation	(36,780)	(38,319)
Total stockholders’ equity	277,466	218,350
	$ 329,677	$ 290,661

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Revenue - Royalties	$ 75,968	$ 72,267

Expenses - Selling, general and administrative	33,124	42,493
Income from operations	42,844	29,774
Income taxes	0	0
Net income	$ 42,844	$ 29,774
Net income per common share: Basic and Diluted	$ 0.01	$ 0.00
Weighted average common stock shares outstanding Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	June 30, 2006	June 30, 2005

Net income	$ 42,844	$ 29,774
Other comprehensive income:
Foreign currency translation adjustment	1,016	2,968
Comprehensive income	$ 43,860	$ 29,601

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Revenue - Royalties	$ 121,017	$ 108,979

Expenses - Selling, general and administrative	63,440	60,920
Income from operations	57,577	48,059
Income taxes	0	0
Net income	$ 57,577	$ 48,059
Net income per common share: Basic and Diluted	$ 0.01	$ 0.01
Weighted average common stock shares outstanding Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Six Months Ended
	June 30, 2006	June 30, 2005

Net income	$ 57,577	$ 48,059
Other comprehensive income:
Foreign currency translation adjustment	1,278	(39,082)
Comprehensive income	$ 58,855	$ 8,977

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income Depreciation	$ 57,577 418	$ 48,059 -
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	(13,439)	(9,495)
Prepaid expenses		5,463
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(20,100)	9,337
Net cash used in operating activities	24,456	53,364
Cash flows from investing activities - Purchase of fixed assets	(652)	-
Cash flows from financing activities	-	-
Effect of exchange rate changes on cash	1,539	(32,841
Net increase (decrease) in cash	25,343	20,523
Cash – Beginning	268,271	190,048
Cash – Ending	$ 293,614	$ 210,571
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

The following is a summary of stock options and warrants as of June 30, 2006:

	Average Exercise
	Shares	Price	Expires
Outstanding December 31, 2005	1,202,674	$0.25	9/20/06
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding, June 30, 2006	1,202,674	$0.25	9/20/06

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

Computation of Weighted Average Common Shares Outstanding

	Total Number of Shares	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Outstanding shares as of January 1, 2005	4,997,400	4,997,400	4,997,400
Options available as Common Stock	1,202,674	1,202,674	1,202,674
Total potential weighted average shares outstanding Since the option strike price is greater than the current market price, actual conversion would have an anti dilutive effect	6,200,074	6,200,074	6,200,074
Net income		$42,844	$57,577
Net income per common share basic and diluted		$0.01	$0.01

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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100.00	100.00	100.00
Selling, general and administrative	43.60	58.80	52.42	55.90
	0.00	0.00	0.00	0.00
Income from operations	56.40	41.20	47.57	44.10
Income taxes	0.00	0.00	0.00	0.00
Net income	56.40%	41.20%	47.57%	44.10%

The following table sets forth, for the periods indicated, the percentage relationship of net revenue by principal geographic area to total revenue.

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended June 30, 2006 and 2005.

Net revenue

For the three months ended June 30, 2006 our royalty revenues increased 5% to $75,968 from $72,267 for the three months ended June 30, 2005. Our revenue for both 2006 and 2005 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended June 30, 2006 or 2005.

Selling, general and administrative

Our selling, general and administrative expense was $33,124, including $209 for depreciation, for the three months ended June 30, 2006 compared to $42,493 and $0 for depreciation for the three months ended June 30, 2005. The general and administrative expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the three months ended June 30, 2006 or 2005.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a Net Operating Loss Carryforward we had no US income tax liability for the three months ended June 30, 2006.

Six months ended June 30, 2006 and 2005.

Net revenue

For the six months ended June 30, 2006 our royalty revenues increased 11% to $121,017 from $108,979 for the six months ended June 30, 2005. Our revenue for both 2006 and 2005 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the six months ended June 30, 2006 or 2005.

Selling, general and administrative

Our selling, general and administrative expense was $63,440, including $418 for depreciation, for the six months ended June 30, 2006 compared to $60,920 and $0 for depreciation for the six months ended June 30, 2005. The general and administrative expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the six months ended June 30, 2006 or 2005.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a Net Operating Loss Carryforward we had no US income tax liability for the six months ended June 30, 2005

Liquidity and capital resources

At June30, 2006 and December 31, 2005 we had working capital of $272,343 and $213,461 and cash and cash equivalents of $293,614 and $268,271.

We generated $24,456 in cash flow from operating activities in the six months ended June 30, 2006 compared to $53,364 in the six months ended June 30, 2005. The principal reasons for the increase in use of cash of $28,908 was the result of an increase of $13,439 in accounts receivable and a decrease of $20,100 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We had investing activities of $652 in the six months ended June 30, 2006 and none in 2005.

We did not have any financing activities in the six months ended June 30, 2006 or 2005.

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

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits –

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2006

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)