Form 10QSB
period 2006-09-30
PASW INC
filed 2006-11-13
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of November 8, 2006.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 300,128	$ 268,271
Accounts receivable, net of allowance of $0 and $0	8,932	17,501
Total current assets	309,060	285,772
Property and equipment, less accumulated depreciation of $1,330 and $703	1,852	1,826
Other assets	3,063	3,063
Total assets	$313,975	$290,661

 See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 54,312	$ 72,311

Total current liabilities	54,312	72,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,103,916)	(6,147,083)
Cumulative adjustment for currency translation	(40,173)	(38,319)
Total stockholders’ equity	259,663	218,350
	$ 313,975	$ 290,661

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30, 2006	September 30,2005
Revenue - Royalties	$ 33,563	$ 56,972

Expenses - Selling, general and administrative	36,541	21,732
Income (loss) from operations	(2,978)	35,240
Income taxes	11,432	7,781
Net income (loss)	$ (14,410)	$ 27,459
Net income per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted average common stock shares outstanding Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	September 30, 2006	September 30, 2005

Net income (loss)	$ (14,410)	$ 27,459
Other comprehensive income:
Foreign currency translation adjustment	(4,671)	7,942
Comprehensive income (loss)	$ (19,081)	$ 35,401

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30,2005
Revenue - Royalties	$ 154,580	$ 165,951

Expenses - Selling, general and administrative	99,981	82,652
Income from operations	54,599	83,299
Income taxes	11,432	7,781
Net income	$ 43,167	$ 75,518
Net income per common share: Basic and Diluted	$ 0.01	$ 0.02
Weighted average common stock shares outstanding Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Nine Months Ended
	September 30, 2006	September 30, 2005

Net income	$ 43,167	$ 75,518
Other comprehensive income:
Foreign currency translation adjustment	(3,393)	(31,140)
Comprehensive income	$ 39,774	$ 44,378

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income Depreciation	$ 43,167 627	$ 75,518 -
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	8,569	7,630
Prepaid expenses		5,463
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(17,999)	(3,727)
Net cash used in operating activities	34,364	84,884
Cash flows from investing activities - Purchase of fixed assets	(652)	-
Cash flows from financing activities	-	-
Effect of exchange rate changes on cash	(1,855)	(24,900)
Net increase (decrease) in cash	31,857	59,984
Cash – Beginning	268,271	190,048
Cash – Ending	$ 300,128	$ 250,032
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

The Company valued the 1,202,674 warrants issued in 2001 using the Black Sholes option pricing model with the following assumptions: interest rate of 4.5%, life of 5 years, volatility of 145% and expected dividend yield of -0-%. The per warrant fair value is $0.10 and a total expense of $124,781 was recorded during 2001. The options and warrants expired on September 20, 2006.

The following is a summary of stock options and warrants as of September 30, 2006:

	Average Exercise
	Shares	Price	Expired
Outstanding December 31, 2005	1,202,674	$0.25
Granted	-	-	-
Exercised	-	-	-
Canceled or expired on 9/20/06	1,202,674	-	9/20/06
Outstanding, September 30, 2006	0	$0.00	-

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

Computation of Weighted Average Common Shares Outstanding

	Total Number of Shares	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Outstanding shares as of January 1, 2005	4,997,400	4,997,400	4,997,400
Options available as Common Stock	1,202,674	0	0
Total potential weighted average shares outstanding Since the option strike price is greater than the current market price, actual conversion would have an anti dilutive effect	6,200,074	4,997,400	4,997,400
Net income		$43,167	$75,518
Net income per common share basic and diluted		$0.01	$0.02

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

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100.00	100.00	100.00
Selling, general and administrative	108.87	38.15	64.68	49.81
	0.00	0.00	0.00	0.00
Income (loss) from operations	(8.87)	61.85	35.32	50.19
Income taxes	34.06	13.65	7.39	4.69
Net income (loss)	(42.93)%	48.20%	27.93%	45.50%

The following table sets forth, for the periods indicated, the percentage relationship of net revenue by principal geographic area to total revenue.

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
United States	0%	0%	0%	0%
United Kingdom and Europe	0%	0%	0%	0%
Japan and Asia	100%	100%	100%	100%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Three months ended September 30, 2006 and 2005.

Net revenue

For the three months ended September 30, 2006 our royalty revenues decreased 41% to $33,563 from $56,972 for the three months ended September 30, 2005. Our revenue for both 2006 and 2005 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended September 30, 2006 or 2005.

Selling, general and administrative

Our selling, general and administrative expense for the three months ended September 30, 2006 was $36,541, which included $9,246 in consulting fees for analysis of a reverse merger or other financial transaction activities, and $209 for depreciation compared to $21,732 and $0 for depreciation for the three months ended September 30, 2005. The general and administrative expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office.

Other income and expenses

We had no other income or expense items in the three months ended September 30, 2006 or 2005.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a Net Operating Loss Carryforward we had no US income tax liability for the three months ended September 30, 2006.

Nine months ended September 30, 2006 and 2005.

Net revenue

For the nine months ended September 30, 2006 our royalty revenues decreased 7% to $154,580 from $165,951 for the nine months ended September 30, 2005. Our revenue for both 2006 and 2005 is derived from a single customer in Japan. While sales of products of that customer that contain our software have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the nine months ended September 30, 2006 or 2005.

Selling, general and administrative

Our selling, general and administrative expense was $99,981, including $627 for depreciation, for the nine months ended September 30, 2006 compared to $82,652 and $0 for depreciation for the nine months ended September 30, 2005. The general and administrative expenses consist of processing royalty fees and paying taxes by an outside accounting firm in Japan and the continuing expenses of our corporate office, which is focusing on seeking a reverse merger or other financial transaction for the Company.

Other income and expenses

We had no other income or expense items in the nine months ended September 30, 2006 or 2005.

Provision for taxes

Commencing in 1995 we elected to be treated as a subchapter S corporation. Through 1998 all federal tax liabilities were recognized at the individual stockholder level. In February 1999 we terminated the S election and became subject to taxation at the corporate level. Had the Company been subject to taxation as a C corporation in 1998, it would have received a pro forma tax benefit of $1,099. Since we have a Net Operating Loss Carryforward we had no US income tax liability for the nine months ended September 30, 2005

Liquidity and capital resources

At September 30, 2006 and December 31, 2005 we had working capital of $245,816 and $213,461 and cash and cash equivalents of $300,128 and $268,271.

We generated $34,364 in cash flow from operating activities in the nine months ended September 30, 2006 compared to $84,884 in the nine months ended September 30, 2005. The principal reasons for the decrease in use of cash of $50,520 was the result of a decrease in net income of $32,351, an increase of $ 939 in accounts receivable and a decrease of $14,272 in accounts payable. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We had investing activities of $652 in the nine months ended September 30, 2006 and none in 2005.

We did not have any financing activities in the nine months ended September 30, 2006 or 2005.

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

The NASDAQ National/Small Cap Market delisted our stock at the opening of business on October 9, 2001. The securities were removed from NASDAQ and subsequent to that date the PASW Common Stock traded on the OTC Bulletin Board Market (OTCBB). While we still have market makers for our securities there can be no assurance we can continue to rely on our current market makers and that the price and trading volume of our securities could not be materially affected.

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

Date: November 13, 2006

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)