Form 10KSB
period 2006-12-31
PASW INC
filed 2007-04-02
CIK 1082324

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB [X}

The issuer's revenues for the most recent fiscal year were $ 191,287

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 16, 2007 was $ 2,396,280 Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of March 16, 2007 was 4,997,400.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Development of and Nature of Business

PASW, Inc. ("PASW” or the "Company") was incorporated in California in November 1992.  Initially, the Company engaged in the development and licensing of internet and web related software and software development tools. The Company completed an initial public offering of its securities in 1999.

In August  2000, the Company and NetSilicon, Inc. ("NSI") entered into an agreement whereby the Company sold the assets of its internet and web software technology to NSI, retaining a non-exclusive, royalty-free license to continue to use the technology.   Thereafter, a subsidiary of the Company, NRCJ, continued to distribute products supplied by NSI, which distribution business accounted for substantially all of the Company’s revenues in the years ended December 31, 2001 and 2002.

On January 31, 2003, the Company sold the operating assets of NRCJ to Network Technology, Inc. after NSI ceased producing the products which NRCJ had been utilizing in its distribution business.  Following that sale, the Company (through NRCJ) has continued to receive royalty income from a single Japanese customer, which royalty revenue has constituted the Company’s sole source of income from operations during the past three years.

The Company has spent no funds on research and development in the last two fiscal years.

As of  December 31, 2006 the Company has no active employees.  One individual, who is an officer of the Company, receives a management fee for services rendered to maintain administrative operations.

Letter of Intent with VirnetX

On January 18, 2007 the Company signed a non-binding term sheet (“Term Sheet”) with VirnetX, Inc., a development stage company that is engaged in software development for secure real time communications, regarding a proposed business combination with the Company.  A copy of the term sheet is on file with the Securities and Exchange Commission. VirnetX has recently filed suit against Microsoft in the United States District Court in the Eastern District of Texas alleging that Microsoft has infringed two patents of VirnetX.

The Term Sheet contemplates that:

•

the Company would merge with VirnetX in a transaction that is intended to be completed before June 30, 2007,

•

the management of the Company would be replaced upon completion of the transaction so that the officers and directors of VirnetX would become the officers and directors of PASW,

•

the surviving company (PASW) will have added equity funds of not less than $4.5 million,

•

the Company will change its name to that selected by VirnetX, and

•

the current shareholders of PASW will then own approximately 5% of the outstanding capital stock of the surviving company and the shareholders of VirnetX, as well as those providing the additional equity funding, will own the balance of the outstanding capital stock.

The proposed transaction between PASW and VirnetX is subject to continuing negotiation between the Company and VirnetX and the execution of a definitive merger agreement, board, shareholder and/or other approvals, completion of due diligence and other conditions.  No assurance can be given that the parties will enter into a definitive merger agreement on these or any other terms or that the proposed transaction will close.  In addition, in the event that the proposed merger does take place, the Company believes that the funds available to the surviving company at closing will be inadequate to fund future requirements of the development stage business and that additional funds in a currently undetermined amount will be required. No assurance can be given that such additional funds will be obtained.

ITEM 2. DESCRIPTION OF PROPERTY

PASW conducts its operations from a business office located in San Ramon, California. The Company believes that these facilities are adequate for the current needs of the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended  December 31, 2006.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "PASW”. The following table sets forth the high and low bid prices as reported on the OTC Bulletin Board for the periods indicated below.

Year ending December 31, 2006

		High Bid	Low Bid
03/31/06	Common Stock	0.20	0.12
06/30/06	Common Stock	0.18	0.07
09/30/06	Common Stock	0.17	0.10
12/31/06	Common Stock	0.30	0.12

Year ending December 31, 2005

		High Bid	Low Bid
03/31/05	Common Stock	0.12	0.08
06/30/05	Common Stock	0.12	0.10
09/30/05	Common Stock	0.20	0.13
12/31/05	Common Stock	0.14	0.10

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 30, 2007 the closing price of our common stock was $1.25 per share.

Number of Holders of Common Stock

At January 12, 2007 there were 487 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has sold no unregistered securities in the past three years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this Form 10KSB. The following discussion may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in "Factors That May Affect Future Results" and elsewhere in this document. Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results.

Table Showing Relationship of Certain Items to Net Revenue

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income:

	Year ended December 31,
	2006	2005
Net revenue	100.00%	100.00%
Selling, general and administrative	75.47	63.57
Total operating expenses	75.47	63.57
Income from operations	24.53	36.43
Other income	7.05	20.15
Income from operations before income taxes	31.58	56.58
Income tax expense	0.00	0.00
Net income	31.58	56.58
Other comprehensive unrealized gains and (losses) and foreign currency translation	(4.72)	(15.06)
Comprehensive gain	26.86%	41.52%

.

Results of Operations for the Years Ended December 31, 2006 and 2005

The Company’s net revenues from continuing operations decreased 10% to $191,287 in 2006 from $213,014 in 2005. All of the revenue consists of royalty income received from a single customer in Japan. Since all of the revenue was in the form of royalties, there were no cost of sales in 2006 and 2005.  Selling, general and administrative expense increased 7% to $144,365 in 2006 compared to $135,403 in 2005. The increase in expense in 2006 represented  higher operations of our corporate office in California.  In 2006 the Company had $5,035 in other income compared to $ 4,915 in 2005. During 2001 the Company accrued certain expenses in anticipation of possible charges for goods and services. As these charges did not materialize, the Company reversed  certain accruals in 2005 .  In 2006 the Company reversed certain other accruals.

Liquidity and capital resources

At  December 31, 2006 and December 31, 2005 the Company had working capital of  $268,089 and $213,461 and cash of $306,115 and $268,271. The Company generated $47,533 in cash flow from operating activities for 2006 compared with $112,831 for 2005. The decrease in cash flow of $65,298 was  principally the result of a decrease in net profit for the year of $ 60,106 (resulting from a decrease in the selling prices and a reduction in units sold by the Company’s Japanese customer causing a decrease in royalty revenue to the Company) and a decrease in accounts receivable of $5414.  Cash generated or used in operating activities principally reflects the increase from operations and the related changes in working capital components. The Company had  investing activities of $652 in 2006 and $2,529 in 2005.  There were no financing activities in 2006 or 2005.

Revenue Recognition

The Company’s only source of revenue comes from a royalty license agreement with a single customer in Japan. We invoice the customer monthly based on units sold and recognize the revenue at the time that it is earned.

Translation of Foreign Currency

The Company translates foreign currency financial statements in accordance with SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Since foreign currency transaction gains and losses are included in determining net income, any fluctuations in the value of the Japanese Yen and the US Dollar impact the values of the Company’s royalty income and the asset values recorded in the Japanese operation.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions in the US and Japan. However, cash balances may exceed maximum insured levels in both countries at various times during the year. Furthermore, 100% of the Company’s accounts receivable are derived from one customer in Japan.

Factors That May Affect Future Results

The Company received a “going concern” qualification with respect to the  financial statements prepared by its auditors for the years ended December 31, 2006, 2005 and 2004.

Those financial statements indicate that although the Company reported positive cash flows from operations in 2006, 2005, and 2004, the Company has incurred significant operating losses to date, has limited sources of revenue, and there is no assurance that the Company can continue as a going concern in the future.   Its only operating subsidiary, NRCJ, sold all its revenue producing assets in 2003 and there is no assurance that the remaining royalty income from a single customer in Japan will be sufficient to allow the Company to continue operations in the future.

The Company reported a gain of $ 60,418 in 2006, $120,524 in 2005, $65,124 in 2004 and $70,032 in 2003 but sustained losses of ($37,093) in 2002 and ($1,306,954) in 2001. The Company also had an accumulated deficit of ($ 6,086,665) and stockholders' equity of $269,731 as of  December 31, 2006. We can provide no assurance we will be profitable in the future or that the Company will be able to continue operations in the future.

The Company Has Been Trading On The OTC Bulletin Board (OTCBB)

The Company has been trading on the OTCBB since October 2001 when it was delisted from the  NASDAQ Small Cap Market for failing to meet minimum requirements of net tangible assets and minimum bid price.  While the Company currently has market makers for trading its securities on the OTCBB, there is no assurance that these market makers will continue their activities with respect to the Company’s securities.  Any loss of such market makers could have a material adverse effect on the value or price of the Company’s securities.

The Company Sold the Operating Assets of its Subsidiary in 2003 and Currently Receives Royalty Revenue Only.

The Company’s NRCJ subsidiary sold its operating assets in January 2003 and the Company has been receiving its revenues based on royalty income from a single customer in Japan. There is no assurance that the remaining royalty income will be sufficient to allow the Company to continue operations in the future.

The Company May Not Have Adequate Resources to Continue Operations Unless A Successful Transaction Is Completed With A Merger Partner Or Additional Financing Can Be Obtained From Other Sources.

At the present time the Company has limited resources available to continue operations other than maintaining day-to-day activities without any capabilities for expansion. The revenue received from royalties of its NRCJ subsidiary is sufficient to handle only maintenance administrative operations for the Company. In order to continue or expand operations, it may be necessary to obtain additional funding through financing activities or merger with another entity.  There is no assurance that the Company will be able to secure additional funding to continue operations and expand the business.  There is no assurance that the proposed merger with VirnetX, as discussed in Item I in this report, will take place.

Ownership Of The Company Is Concentrated In One Majority Stockholder Who Has The Power To Control All Matters Requiring Stockholder Approval Including Delaying Or Preventing A Change In Corporate Control Or Taking Other Actions Which Individual Shareholders May Not Want.

One majority stockholder beneficially own approximately 60% of the Company’s outstanding common stock.  Such party has the power to exercise control over all matters requiring stockholder approval, and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, the majority stockholder could approve or cause the Company to take actions which are contrary to the interests of other shareholders.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are attached as follows:

Independent Auditor’s Report	F-1
PASW, Inc. Financial Statements as of and for the years ended December 31, 2006 and 2005	F-2 through F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s former independent accountant, Skeehan & Company, notified the Company in December 2005 that it was exiting the business of auditing publicly traded companies.  The Company selected Farber, Hass, Hurley & McEwen, LLP as the Company’s new auditor, effective February 22, 2006.  The Company’s board of directors recommended and approved the change in the Company’s certifying accountants.

Skeehan & Company issued a “going concern” qualification with respect to the Company’s financial statements for the year ended December 31, 2004.

There were no disagreements with Skeehan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

ITEM  8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s principal executive and principal financial officers,  the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Name	Age	Position
Glenn P. Russell	52	Chairman and Chief Executive Officer
William E. Sliney	68	President, Chief Financial Officer, Secretary and Director
Wayne T. Grau	57	Director

Glenn P. Russell. Mr. Russell has served as the Company’s chairman from 1992 to October 2000.  From August 2001 until the present he has served as chairman and chief executive officer. He also served as president and chief executive officer of the Company from 1992 to 1999. Mr. Russell has also served as the President, Chief Executive Officer and Chairman of Upsellit.com since January 2006. Before 1992 he had various sales and marketing positions at IBM, Unisys and Network Research Corporation, a predecessor of PASW. Mr. Russell is also an officer and director of Luke Systems International, a distributor of electronic components. Luke Systems International is controlled by Mr. Russell’s spouse. Mr. Russell was educated in the United Kingdom.

William E. Sliney. Mr. Sliney has served as the Company’s president since August 2001. He was chairman from October 2000 to August 2001.  He has been the chief financial officer of the Company since April 1999 and secretary of the Company since December 2001. He was also a director of Enterra Energy Trust from January 2002 to March 2006.  Before joining PASW, Mr. Sliney was the chief financial officer for Legacy Software Inc. from 1995 to 1998. From 1993 to 1994, Mr. Sliney was the chief executive officer of Gumps. Mr. Sliney received his masters in business administration from the Anderson School at UCLA.

Wayne T. Grau. Mr. Grau has been a director of PASW since January 1999. He was the president and chief executive officer of Fielding Electric, Inc. from 1981 to 2000. Mr. Grau, who has been retired for over five years, is currently a member of the Los Angeles Chapter membership committee of the National Electrical Contractors Association, an alternate trustee for the Joint Apprenticeship Training Committee and an alternate trustee for the Los Angeles Electrical Training Trust.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the

"SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006 directors and greater than ten percent beneficial owners listed in the above table complied with the foregoing Section 16(a) filing requirements.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller (or persons performing similar functions) but is in the process of preparing such manual which it will file with the Commission.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the company’s board of directors.

The Company does not meet the requirements of rule10A-3 and has not separately designated a standing audit committee.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned for services rendered to PASW in all capacities by the principal executive officer of the Company and the Chairman during the last two fiscal years.  No officer or director earned over $100,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

	Annual compensation				All other compensation
Name and principal position	Year	Salary	Bonus	Stock and Option Awards
Glenn P. Russell - Chairman and Chief Executive Officer	2006 2005	- -	- -	- -	- -
William E. Sliney - President, Chief Financial Officer and Secretary	2006 2005	- -	- -	- -	$30,000 $30,000

Outstanding Equity Awards at Fiscal Year End

There were no outstanding unexercised options, stock that had not vested, or equity incentive plan awards for any executive officer of the Company as of December 31, 2006.

Director Compensation

No compensation was made to any of the Company’s directors for service as a director in the form of fees, stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or otherwise during the fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted an Equity Incentive Program (“Plan”) on April 17, 1998.  Under the Plan, the Company may grant incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and rights to acquire restricted stock to employees, directors, and consultants of the Company (except for incentive stock options which may only be granted to employees). The number of shares of the Company’s common stock reserved for issuance under the Plan is 451,740 shares.  As of December 31, 2006, there were no outstanding options or rights under the Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 31, 2006 for:

- each person who is known to own beneficially more than 5% of our outstanding common stock, - each of our executive officers and directors and - all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 4,997,400 shares of common stock outstanding on December 31, 2006.

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

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares outstanding
Glenn P. Russell	3,000,000	60.0%
William E. Sliney	500	*
Wayne Grau	0	*
All directors and executive officers as a group (3)	3,000,500	60.0%
* Less than 1 percent

The address of each officer and director for PASW, Inc. is 9453 Alcosta Boulevard. San Ramon, CA 94583 – 3929.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2006 an officer of PASW was paid $30,000 in management fees. During 2006, the Company occupied office space in California provided by the same officer at no additional charge.

PASW believes that the transactions described above were made on terms no less favorable to PASW than could have been obtained from unaffiliated third parties.

Director Independence

Wayne Grau is an independent director.  In making its independence determinations, the Board observes all criteria for independence established by the SEC and NASDAQ.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number	Exhibit
3.1	Articles of Incorporation of the Registrant, as amended to date (2)
3.2	Bylaws of the Registrant (1)
10.1	Form of Indemnification Agreements (1)
10.2	1998 Equity Incentive Program (1)
10.3	Form of Invention Assignment and Proprietary Information Agreement (1)
10.4	Contract between Panasonic factory Solutions, Inc and Network Research Corporation Japan*
31.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer.
32.1	Section 1350 Certifications—Chief Executive Officer.
32.2	Section 1350 Certifications—Chief Financial Officer.

(1) As filed on Form SB2 effective July 29, 1999. (2) As filed on Form 8-K effective March 29, 2001.

 (b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Farber Hass Hurley & McEwen LLP during the year ended December 31, 2006 and Skeehan & Company for professional services rendered during the years ended December 31, 2005:

	Year ended December 31,
	2006	2005
Audit fees	$ 31,075	$ 23, 280
Audit related fees	-	2,645
Tax fees	-	-
All other fees	$ 31,075	$ 25,925

AUDIT FEES. Consists of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Farber Hass Hurley & McEwen, LLP and Skeehan & Company in connection with statutory and regulatory filings or engagements.

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

PASW, Inc.

(Registrant)

Date:  April 2, 2007

/s/ William E. Sliney

President, Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Glenn P. Russell Glenn P. Russell	Chairman	April 2, 2007
/s/William E. Sliney William E. Sliney	President, Chief Financial Officer and Secretary	April 2, 2007
/s/Wayne T. Grau Wayne T. Grau	Director	April 2, 2007

PASW, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PASW, Inc.

We have audited the accompanying consolidated balance sheet of PASW, Inc.

(the "Company") as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PASW, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                         Farber Hass Hurley & McEwen, LLP

Granada Hills, California

March 28, 2007

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2006	2005
Current assets
Cash and cash equivalents	$306,115	$268,271
Accounts receivable	14,018	17,501
Total current assets	320,133	285,772
Property and equipment-net	1,642	1,826
Other asset	-	3,063
	$321,775	$290,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 52,044	$ 72,311
Total current liabilities	52,044	72,311
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,086,665)	(6,147,083)
Cumulative adjustment for foreign currency translation	(47,356)	(38,319)
Total stockholders’ equity	269,731	218,350
	$321,775	$290,661

  The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
Revenue
Royalties and other	$191,287	$213,014

Operating expenses
Selling, general and administrative	144,365	135,403
Total operating expenses	144,365	135,403
Income from operations	46,922	77,611
Other income Forgiveness of accrued expenses	5,035 8,461	4,915 37,998
Income from operations before income taxes	60,418	120,524
Provision for taxes	0	0

Net Income	$60,418	$120,524
Net income per common share – Basic and diluted
Net income per share	$0.01	$0.02
Weighted average common shares basic and diluted	4,997,400	4,997,400

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	For the Years Ended December 31,
	2006	2005
COMPREHENSIVE INCOME
Net income	$60,418	$120,524
Foreign currency translation adjustment	(9,037)	(32,079)
Comprehensive income	$51,381	$88,445

 The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in	Accumu-lated	Cumulative Foreign Currency Translation	Total Stock-holders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at January 1, 2005	4,997,400	$4,998	$6,398,754	$(6,267,607)	$(6,240)	$129,905
Foreign currency translation adjustment					(32,079)	(32,079)
Net income				120,524		120,524
Balance at December 31 2005	4,997,400	4,998	6,398,754	(6,147,083)	(38,319)	218,350
Foreign currency translation adjustment					(9,037)	(9,037)
Net income				60,418		55,020
Balance at December 31, 2006	4,997,400	$ 4,998	$6,398,754	$(6,086,665)	$ (47,356)	$269,731

PASW, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$60,418	$120,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	836	703
(Increase) decrease in assets:
Accounts receivable	3,483	8,897
Prepaid expenses and other assets Increase (decrease) in liabilities:	3,063	2,400
Accounts payable and accrued expenses	(20,267)	(19,693)
Net cash provided by operating activities	47,533	112,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(652)	(2,529)
Net cash provided by investing activities	(652)	(2,529)
CASH FLOWS FROM FINANCING ACTIVITIES:	0	0
Net cash used in financing activities
EXCHANGE RATE CHANGES	(9,037)	(32,079)
NET INCREASE IN CASH AND CASH EQUIVALENTS	37,844	78,223
CASH AND CASH EQUIVALENTS – BEGINNING	268,271	190,048
CASH AND CASH EQUIVALENTS – ENDING	$ 306,115	$ 268,271
SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for:
Interest paid	$ Nil	$ Nil
Income taxes paid	$ Nil	$ Nil

The accompanying notes are an integral part of these consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

?

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

Alera, PAC and Europe were inactive in 2006 and 2005.

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

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Accounts Receivable

For financial reporting purposes, PASW uses the allowance method of accounting for doubtful accounts. PASW performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. No accounts were deemed uncollectible at December 31, 2006 or 2005.

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

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable.  The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2006 and 2005.

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

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Recent Accounting Pronouncements

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has had no impact on the Company’s consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FIN 46(R), “Consolidation of Variable Interest Entities”, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special purpose entities and by non-public entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46 (R). There is no impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value. Statement No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2005
Furniture, fixtures and equipment	$ 1,826	$ 2,529
Purchase of furniture	652	0
	2,478	2,529
Less: accumulated depreciation and amortization	836	703
Fixed assets – net	$ 1,642	$ 1,826

NOTE 3 - CAPITAL STOCK

PASW is authorized to issue 10,000,000 shares of Preferred Stock, par value $.01. Preferred shares may be issued from time to time in one or more series. The number of shares in each series and the designation of each series to be issued shall be determined from time to time by the board of directors of the Company.

NOTE 4 - STOCK-BASED COMPENSATION

On April 17, 1998, PASW adopted the 1998 Equity Incentive Program (the "Plan"). The Plan expires on December 31, 2008. The Plan provides for granting of the following Stock Awards: (i) Incentive Stock Options, (ii) Non-Statutory Stock Options, (iii) Stock Appreciation Rights, (iv) Stock Bonuses, and (v) Rights to acquire Restricted Stock. Persons eligible to receive Stock Awards are the employees, directors and consultants of the Company and its Affiliates, as defined. Incentive Stock Options may be granted only to employees. Stock awards other than Incentive Stock Options may be granted to all eligible persons.

The maximum term of any options granted is ten years. Vesting requirements may vary, and will be determined by the board of directors. The number of shares reserved for issuance under the Plan is 451,740 shares. At December 31, 2006 the Company had zero outstanding options.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2006 AND 2005

NOTE 5 - WARRANTS

On September 18, 2001 PASW issued 560,000 fully vested common stock purchase warrants as compensation for services by professionals and consultants. The warrants have an exercise price of $0.25 per share. The warrants expired on September 19, 2006.

In 2001, the Company also canceled its outstanding employee options and other warrants, and on September 18, 2001 issued 553,674 new fully vested warrants, with an exercise price of $0.25 per share. The warrants expired on September 19, 2006.

The Company valued the 1,202,674 warrants issued in 2001 using the Black Sholes option pricing model with the following assumptions: interest rate of 4.5%, life of 5 years, volatility of 145% and expected dividend yield of -0-%. The per warrant fair value is $0.10 and a total expense of $124,781 was recorded during 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

One officer of the Company also manages the Company and receives management fees. Management fee expense included in the statement of operations totaled $30,000 in 2006 and 2005.

The Company occupies facilities in California provided by the same officer at no charge.

NOTE 7 - SEGMENT INFORMATION

All of the Company’s 2006 and 2005 sales were in Japan

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

	December 31,
	2006	2005
Current	$0	$0

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2006 AND 2005

NOTE 8 – INCOME TAXES (Continued)

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2006	2005
Federal income tax rate	35.0%	35.0%
Surtax exemption	(10.0)	(10.0)
Effect of valuation allowance	(25.0)	(25.0)
State taxes	0	0
Effective income tax rate	0%	0%

At  December 31, 2006, the Company had a net carryforward operating loss of approximately $4,480,000.  A valuation allowance equal to the tax benefit for deferred taxes was established due to the uncertainty of realizing the benefits of the tax carryforward. Any merger or acquisition by another company would significantly reduce utilization of the net operating loss carryforward.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2006	2005
Non-current deferred tax assets (liabilities):
Loss carryforwards	$ 1,000,000	$ 1,100,000
Less: valuation allowance	(1,000,000)	(1,100,000)
Net deferred tax assets (liabilities)	$ 0	$ 0

The net operating loss carryforwards begin to expire in 2019 and expire by 2026.

PASW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2006 AND 2005

NOTE 9 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because their effect would have been antidilutive, are as follows:

	December 31,
	2006	2005
Warrants and Options	0	1,202,674
Total shares	0	1,202,674

NOTE 10 – ACCRUED EXPENSES

During 2001 the Company accrued certain expenses in anticipation of possible charges for goods and services. The charges did not materialize; therefore in 2005 the Company reversed certain accruals.  In 2006, the Company reversed certain other accruals.

NOTE 11 - GOING CONCERN

The accompanying financial statements were prepared in conformity with generally accepted accounting principles, which contemplate continuation of the  PASW as a going concern. Although the Company had positive cash flows in 2006 and 2005, it had net operating losses of $ 6,086,665 since inception. The Company’s only operating subsidiary NRCJ sold all its revenue producing assets in 2003 and there is no assurance that the remaining royalty income is sufficient to allow the Company to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, the Company is dependent on its ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. As of December 31, 2006, the Company is actively seeking a reverse merger candidate.