Form 10QSB
period 2007-03-31
PASW INC
filed 2007-05-10
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant   is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X] No [  ]

There were 4,997,400 shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of May 4, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PASW, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 241,192	$ 306,115
Accounts receivable, net of allowance of $0 and $0	25,680	14,018
Total current assets	266,872	320,133
Property and equipment, less accumulated depreciation of $912 and $703	1,434	1,642
Total assets	$ 268,306	$ 321,775

 See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities:
Accounts payable and accrued expenses	$ 43,750	$ 52,044
Total current liabilities	43,750	52,044
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,997,400 and 4,997,400 shares issued and outstanding	4,998	4,998
Additional paid-in capital	6,398,754	6,398,754
Accumulated deficit	(6,131,638)	(6,086,665)
Cumulative adjustment for currency translation	(47,558)	(47,356)
Total stockholders’ equity	224,556	269,731
	$ 268,306	$ 321,775

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Revenue - Royalties	$ 49,554	$ 45,049
Expenses - Selling, general and administrative	94,528	30,316
Income (loss) from operations	(44,974)	14,733
Income taxes	0	0
Net income (loss)	$ (44,974)	$ 14,733
Net income (loss) per common share: Basic and Diluted	$ (0.01)	$ 0.00
Weighted average common stock shares outstanding, Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Three Months Ended
	March 31, 2007	March 31, 2006

Net income (loss)	$ (44,974)	$ 14,733
Other comprehensive income (loss):
Foreign currency translation adjustment	(202)	262
Comprehensive income (loss)	$ (45,176)	$ 14,995

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$ (44,974)	$ 14,733
Depreciation	209	209
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	(11,663)	7,050
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,294)	(20,100)
Net cash used in operating activities	(64,722)	1,892

Cash flows from investing activities:
Purchase of fixed assets	0	(652)
Cash flows from financing activities	0	0

Effect of exchange rate changes on cash	(201)	261
Net increase (decrease) in cash	(64,923)	1,501
Cash – Beginning	306,115	268,271
Cash – Ending	$ 241,192	$ 269,772
Supplemental non-cash financing activities: None

See accompanying notes to condensed consolidated financial statements

PASW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended 2006 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007.

The accompanying unaudited interim financial statements include all adjustments (consisting or normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

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

On January 31, 2003, the Company sold the operating assets of NRCJ to Network Technology, Inc. after NSI ceased producing the products which NRCJ had been utilizing in its distribution business.  Following that sale, the Company (through NRCJ) has continued to receive royalty income from a single Japanese customer, which royalty revenue has constituted the Company’s sole source of income from operations during the past four years.

The Company has spent no funds on research and development in the last four fiscal years.

As of March 31, 2007 the Company has no full-time employees.  The Company, pays one of its officers a management fee for services rendered to maintain administrative operations.

Letter of Intent with VirnetX

On January 18, 2007 the Company signed a non-binding term sheet (“Term Sheet”) with VirnetX, Inc., a development stage company that is engaged in software development for secure real time communications, regarding a proposed business combination with the Company.  A copy of the term sheet is on file with the Securities and Exchange Commission. VirnetX has recently filed suit against Microsoft in the United States District Court in the Eastern District of Texas alleging that Microsoft has infringed three patents of VirnetX.

The Term Sheet contemplates that:

•

the Company would merge with VirnetX in a transaction that is intended to be completed before June 30, 2007,

•

the management of the Company would be replaced upon completion of the transaction so that the officers and directors of VirnetX would become the officers and directors of PASW,

•

the surviving company (PASW) will have added equity funds of not less than $4.5 million,

•

the Company will change its name to that selected by VirnetX, and

•

the current shareholders of PASW will then own approximately 5% of the outstanding capital stock of the surviving company (on a fully-diluted basis after giving effect to the exercise and conversion of all options, warrants and other rights to acquire shares of PASW common stock) and the shareholders of VirnetX, as well as those providing the additional equity funding, will own the balance of the outstanding capital stock.

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

Use of Estimates

Preparing financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company’s only source of revenue comes from a royalty license agreement with a single customer in Japan. The Company invoices the customer monthly based on units sold and recognizes the revenue at the time that it is earned.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions in the US and Japan.. Furthermore, 100% of the Company’s accounts receivable and revenue are derived from one customer in Japan.

Earnings Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. The Company does not have any options or warrants outstanding therefore the basic and diluted earnings per share are the same.

Computation of Weighted Average Common Shares Outstanding

	Total Number of Shares	Three Months Ended March 31, 2007
Outstanding shares as of January 1, 2007	4,997,400	4,997,400
Options treated as Common Stock	0	0
Total weighted average shares outstanding	4,997,400	4,997,400
Net loss		$(44,974)
Net (loss) per common share basic and diluted		$(0.01)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Since the closure of the Company’s US development and sales facilities in 2000 and the Japanese office in January 2003 the Company has continued to receive royalty income from a single Japanese customer, which has constituted the Company’s sole source of income from operations during the past four years.

The Company operates an office in San Ramon, California in which it performs all administrative functions necessary to keep the Company in compliance with regulatory requirements. Since the closing of sales and licensing activities in the United States the Company has sought, and continues to seek, potential merger opportunities.

The Company operates in one business segment and our fiscal year ends on December 31.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income

	Unaudited
	For the Three Months Ended March 31,
	2007	2006
Net revenue	100.00%	100.00%
Cost of revenue	0.00	0.00
Gross profit	100.00	100.00
Selling, general and administrative	190.76	67.30
Income (loss) from operations	(90.76)	32.70
Income taxes	0.00	0.00
Net income (loss)	(90.76)%	32.70%

  All of the Company’s royalty revenue was generated in Japan.

Three months ended March 31, 2007 and 2006

Net revenue

For the three months ended March 31, 2007 the Company’s royalty revenues increased 10% to $49,554 from $45,049 for the three months ended March 31, 2006. Revenue for both 2007 and 2006 is derived from a single customer in Japan. While sales of product to that customer have been increasing over the last two years the licensing agreement renews annually and the unit fee has been reduced each year. Since all of the revenue was in the form of royalties, there were no costs of sales in the three months ended March 31, 2007 or 2006.

Selling, general and administrative

The Company’s selling, general and administrative expense was $94,528 for the three months ended March 31, 2007 compared to $30,316 for the three months ended March 31, 2006 an increase of 312%. The significant reason for the increase in expense in the three months ended March 31, 2007 was $69,525 spent on legal and other  costs related to a possible corporate transaction, compared to $0 in the three months ended March 31, 2006. The Company had no other income or expense items in the three months ended March 31, 2007 or 2006.

Liquidity and capital resources

At March 31, 2007 and December 31, 2006 the Company had working capital of $223,122 and $268,089 and cash and cash equivalents of $241,192 and $306,115.

The Company used $64,722 in cash flow from operating activities in the three months ended March 31, 2007 compared to generating $1,892 in the three months ended March 31, 2006. The principal reasons for the increase in use of cash of $66,614 was the result of the net loss from operations of $44,974 and an increase in accounts receivable of $11,663.

The Company had no investing or financing activities in the three months ended March 31, 2007 compared to $652 in investing activities in the three months ended March 31, 2006.

Off balance sheet arrangements - None

Factors That May Affect Future Results

The Company received a “going concern” qualification with respect to the financial statements prepared by its auditors for the years ended December 31, 2006, 2005 and 2004.

Those financial statements indicate that although the Company reported positive cash flows from operations in 2006, 2005, and 2004, the Company has incurred significant operating losses to date, has limited sources of revenue, and there is no assurance that the Company can continue as a going concern in the future.   Its only operating subsidiary, NRCJ, sold all its revenue producing assets in 2003 and there is no assurance that the remaining royalty income from a single customer in Japan will be sufficient to allow the Company to continue operations in the future or that such royalty income may not be terminated in the future.

The Company reported a loss of ($44,974) in the three months ended March 31, 2007. a gain of $60,418 in 2006, $120,524 in 2005, $65,124 in 2004 and $70,032 in 2003 but sustained losses of ($37,093) in 2002 and ($1,306,954) in 2001. The Company also had an accumulated deficit of ($6,131,638) and stockholders equity of $224,556 for the three months ended March 31, 2007, and an accumulated deficit of ($ 6,086,665) and stockholders' equity of $269,731 as of December 31, 2006. The Company can provide no assurance it will be able to maintain positive cash flow or that the Company will be able to continue operations in the future.

Shares of The Company Have Been Trading On The OTC Bulletin Board (OTCBB)

The Company has been trading on the OTCBB since October 2001.  While the Company currently has market makers for trading its securities on the OTCBB, there is no assurance that these market makers will continue their activities with respect to the Company’s securities.  Any loss of such market makers could have a material adverse effect on the value or price of the Company’s securities.

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

Ownership Of The Company Is Concentrated In One Majority Stockholder Who Has The Power To Control Substantially All Matters Requiring Stockholder Approval, Including Delaying Or Preventing A Change In Corporate Control Or Taking Other Actions Which Other Shareholders May Not Want.

One stockholder beneficially owns approximately 60% of the Company’s outstanding common stock.  That stockholder has the power to exercise control over all matters requiring stockholder approval, and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, the majority stockholder could approve or cause the Company to take actions which are contrary to the interests of other shareholders.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s principal executive and principal financial officer,  the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2 32.1 32.2	Rule 13a – 14(a) Certification of Chief Financial Officer Section 1350 Certification of Chief Executive Officer Section 1350 Certification of Chief Financial Officer

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)