Form 10QSB
period 2007-06-30
PASW INC
filed 2007-08-20
CIK 1082324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-75137

PASW, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9453 Alcosta Boulevard San Ramon, California	94583
(Address of principal executive offices)	(Zip Code)

(925) 828-0934

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes _ X_ No___

Indicate by check mark whether the registrant   is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ( ) No ( X)

There were 93,603,596 shares outstanding of the registrant’s Common Stock, par value $.00001 per share, as of August 15, 2007.

Transitional Small Business Disclosure Format (check one:) ( ) Yes  ( X) No

PASW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PASW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 72,336	$ 306,115
Accounts receivable, net of allowance of $0 and $0	32,032	14,018
Total current assets	104,368	320,133
Property and equipment, less accumulated depreciation of $418 and $703	1,224	1,642

Total assets	$105,592	$321,775

 See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 45,171	$ 52,044

Total current liabilities	45,171	52,044
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.00001 per share, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, par value $.00001 per share, 200,000,000 shares authorized; 4,997,400 shares issued and outstanding	50	50
Additional paid-in capital	6,403,702	6,403,702
Accumulated deficit	(6,291,391)	(6,086,665)
Cumulative adjustment for currency translation	(51,940)	(47,356)
Total stockholders’ equity	60,421	269,731
	$105,592	$ 321,775

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Revenue - Royalties	$ 64,827	$ 75,968

Expenses - Selling, general and administrative	224,579	33,124
Income (loss) from operations	(159,752)	42,844
Income taxes	0	0
Net income (loss)	$(159,752)	$ 42,844
Net income (loss) per common share: Basic and Diluted	$(0.03)	$ 0.01
Weighted average common stock shares outstanding Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006

Net income (loss)	$(159,752)	$ 42,844
Other comprehensive income:
Foreign currency translation adjustment	(4,382)	1,016
Comprehensive income (loss)	$(164,134)	$ 43,860

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Revenue - Royalties	$ 114,381	$ 121,017

Expenses - Selling, general and administrative	319,107	63,440
Income (loss) from operations	(204,726)	57,577
Income taxes	0	0
Net income (loss)	$ (204,726)	$ 57,577
Net income (loss) per common share: Basic and Diluted	$ (0.04)	$ 0.01
Weighted average common stock shares outstanding Basic and Diluted	4,997,400	4,997,400

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Net income (loss)	$(204,726)	$ 57,577
Other comprehensive income:
Foreign currency translation adjustment	(4,584)	1,278
Comprehensive income (loss)	$(209,310)	$ 58,855

See accompanying notes to condensed consolidated financial statements.

PASW, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss) Depreciation	$ (204,726) 418	$ 57,577 418
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in assets:
Accounts receivable	(18,014)	(13,439)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(6,873)	(20,100)
Net cash provided by (used in ) operating activities	(229,195)	24,456
Cash flows from investing activities Purchase of fixed assets	-	(652)
Cash flows from financing activities	-	-
Effect of exchange rate changes on cash	(4,584)	1,539
Net increase (decrease) in cash	(233,779)	25,343
Cash – Beginning	306,115	268,271
Cash – Ending	$ 72,336	$ 293,614
Supplemental non-cash investing and financing activities: None See accompanying notes to condensed consolidated financial statements

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

The accompanying unaudited interim financial statements include all adjustments (consisting or normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These financial statements should be read in conjunction with the financial statements and related notes thereto on our Annual Report on Form 10-KSB for the year ended December 31, 2006.

These financial statements have been prepared under the assumption that we will be able to continue as a going concern.  In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Our historical net losses and our 2007 cash flow from operations deficiency raise substantial doubt as to our ability to continue as a going concern. Also, changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

Nature of Operations

PASW, Inc ("PASW” “We” “Our” or the "Company") was incorporated in the State of California in November 1992. We were incorporated in the State of Delaware in April 2007 and on May 30, 2007 we filed a certificate of merger in Delaware pursuant to which we changed our domicile from California to Delaware. From our inception until January 2003, we were engaged in the business of developing and licensing software that enabled Internet and web based communications. As of January 31, 2003, we had sold all of our operating assets, and since such time our only source of revenue has been nominal royalties payable to us through our wholly-owned Japanese subsidiary, Network Research Corp. Japan, Ltd. (“NRCJ”) pursuant to the terms of a single license agreement.

The Company has spent no funds on research and development in the last four fiscal years.

As of June 30, 2007 the Company has no full-time employees.  The Company pays one of its officers a management fee for services rendered to maintain administrative operations.

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

Revenue Recognition

We are a licensor of software and generate revenue primarily from sales of our licensed software to one customer. Revenue is recognized when the customer remits royalties to us each month based on the units sold by the customer.

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

Provision for income taxes

We have not provided a benefit for income tax on our net loss for the three or six months ended June 30, 2007, because we cannot conclude that it is more likely than not that we will generate sufficient future taxable income to realize such a benefit.  We did not make a provision for income tax expense for the three or six months ended June 30, 2006, because we have a net operating loss carryforward at the end of 2005.

Earnings Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period ended June 30, 2007 we did not have any options, warrants or other dilutive instruments outstanding.

Subsequent Event – Merger with VirnetX

On July 6, 2007, we completed a merger with VirnetX Acquisition, Inc.(our subsidiary), and VirnetX, Inc.(“VirnetX”) a Delaware corporation in the development stage  that is engaged in software development for secure real time communications.

As a result of the merger:

•

VirnetX became our wholly owned subsidiary;

•

The officers and directors of VirnetX   became the officers and directors of PASW ;

•

VirnetX Acquisition, Inc. ceased its existence.

•

We issued 70,481,648 shares of common stock to shareholders of  VirnetX, ;

•

We issued 18 million shares of common stock to a former lender of VirnetX in exchange for $3 million in cash and full satisfaction of a $1.5 million obligation to such lender;

•

We issued options and warrants to purchase 8,718,352 shares of our common stock to holders of options and warrants of VirnetX;

•

We issued warrants to purchase 800,000 shares of our common stock pursuant to the merger agreement

Stockholders of PASW who prior to the merger, owned 100% of our common stock own approximately 5% of our common stock as of the date of the VirnetX merger (on a fully diluted basis, after giving effect to the exercise and conversion of all options, warrants and other rights to acquire shares of our common stock).   The shareholders, option holders and warrant holders of VirnetX, as well as those providing the additional equity funding, own the balance of the outstanding capital stock of the Company as of the date of the VirnetX merger..

Warning concerning forward looking statements

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS ‘‘BELIEVE’’, ‘‘EXPECT’’, ‘‘ANTICIPATE’’, ‘‘INTEND’’, ‘‘PLAN’’, ‘‘ESTIMATE’’ OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS QUARTERLY REPORT ON FORM 10-QSB THAT MAY NOT OCCUR ARE AS FOLLOWS:

•

OUR STATEMENTS DESCRIBING OUR MERGER WITH VIRNETX MAY IMPLY THAT WE HAVE FOUND A MANNER OF REMOVING OR REDUCING DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN; HOWEVER, WHILE WE HAVE SUBSTANTIALLY MORE RESOURCES SUBSEQUENT TO THE MERGER THAN WE DID PRIOR TO THE MERGER, WE NOW FACE SUBSTANTIALLY MORE RISKS.  WE  MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE BUSINESS OF VIRNETX AND OUR BUSINESS MAY FAIL.

•

OUR STATEMENTS DESCRIBING OUR LITIGATION MAY BE TAKEN TO IMPLY THAT WE EXPECT TO PREVAIL IN SUCH LITIGATION AGAINST MICROSOFT AND OTHERS; HOWEVER, LITIGATION CAN BE EXPENSIVE, TIME CONSUMING AND SUBJECT TO UNKNOWN AND UNKNOWABLE RISKS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

RESULTS WHICH DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS, INCLUDING SOME WHICH ARE BEYOND OUR CONTROL. OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY ELSEWHERE IN THIS REPORT 10-QSB UNDER THE HEADING “RISK FACTORS”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Since the closure of our US development and sales facilities in 2000 and our Japanese office in January 2003 we receive royalties from a customer of our NRCJ subsidiary which serves as our principal source of revenue.

We operate in one business segment and our fiscal year ends on December 31.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the consolidated statements of operations and comprehensive income

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	0.00	0.00	0.00	0.00
Gross profit	100.00	100.00	100.00	100.00
Selling, general and administrative	346.56	43.60	179.05	52.42
	0.00	0.00	0.00	0.00
Income (loss) from operations	(246.43)	56.40	(178.99)	47.57
Income taxes	0.00	0.00	0.00	0.00
Net income (loss)	(246.43)%	56.40%	(178.99)%	47.57%

All of the Company’s net revenue was derived from one customer in Japan.

Three months ended June 30, 2007 and 2006.

Net revenue

For the three months ended June 30, 2007 our royalty revenues decreased 15% to $64,827 from $75,968 for the three months ended June 30, 2006. Our revenue for both 2007 and 2006 is derived from a single customer in Japan under a single contract that is renewable annually at this customer’s option. Sales of products of that customer that contain our software have been increasing over the last two years however the licensing agreement renews annually on December 31st, and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that, if the agreement is renewed, this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the three months ended June 30, 2007 or 2006 other than a minimal processing fee.

Selling, general and administrative

Our selling, general and administrative expense was $224,579, including $209 for depreciation, for the three months ended June 30, 2007 compared to $33,124, and $209 for depreciation for the three months ended June 30, 2006. The general and administrative expenses in 2007 include $154,137 in costs associated with our merger with VirnetX. We incurred no merger expenses in the three months ended June 30, 2006. The remaining expenses consist of paying the expense of an outside accounting firm in Japan and the continuing expenses of our corporate office.

Other income and expenses

We had no other income or expense items in the three months ended June 30, 2007 or 2006.

Provision for income taxes

We have not provided a benefit for income tax on our net loss for the three months ended June 30, 2007, because we cannot conclude that it is more likely than not that we will generate sufficient future taxable income to realize such a benefit.  We did not make a provision for income tax expense for the three months ended June 30, 2007, because we have a net operating loss carryforward at the end of 2006.

Six months ended June 30, 2007 and 2006.

Net revenue

For the six months ended June 30, 2007 our royalty revenues decreased 5% to $114,381 from $121,017 for the six months ended June 30, 2006. Our revenue for both 2007 and 2006 is derived from a single customer in Japan under a single contract that is renewable annually at this customer’s option.. Sales of products of that customer that contain our software have been increasing over the last two years however the licensing agreement renews annually on December 31st, and the unit fee has been reduced over the past two years. The higher unit sales have not been sufficient to offset the decrease in the unit fees and it is anticipated that, if the agreement is renewed, this trend will continue in future periods.

Cost of revenue

There is no cost associated with receipt of the royalty revenue in either the six months ended June 30, 2007 or 2006 other than a minimal processing fee.

Selling, general and administrative

Our selling, general and administrative expense was $319,107 for the six months ended June 30, 2007 compared to $63,440 for the six months ended June 30, 2006. The general and administrative expenses in 2007 include $225,669 in costs associated with our merger with VirnetX. We incurred no merger expenses in the six months ended June 30, 2006. The remaining general and administrative expenses consist of processing royalty fees and paying the expense of an outside accounting firm in Japan and the continuing expenses of our corporate office.

Other income and expenses

We had no other income or expense items in the six months ended June 30, 2007 or 2006.

Provision for income taxes

We have not provided a benefit for income tax on our net loss for the six months ended June 30, 2007, because we cannot conclude that it is more likely than not that we will generate sufficient future taxable income to realize such a benefit.  We did not make a provision for income tax expense for the six months ended June 30, 2007, because we have a net operating loss carryforward at the end of 2006.

Liquidity and capital resources

At June30, 2007 and December 31, 2006 we had working capital of $59,343 and $268,089, respectively, and cash and cash equivalents of $72,336 and $306,115, respectively.

We incurred a negative cash flow of ($229,342) from operating activities in the six months ended June 30, 2007 compared to a positive cash flow of $24,456 in the six months ended June 30, 2006. The principal reason for the decrease in cash of $253,798 was the result of legal expenses associated with the merger of the Company and VirnetX. Cash generated or used in operating activities principally reflects the gain or loss from operations and the related changes in working capital components.

We had no cash flows related to investing activities in the six months ended June 30, 2007 and $652 for the six months ended on June 30, 2006.

We had no cash flows related to financing activities in the six months ended June 30, 2007 or 2006.

There are material risks associated with our business both prior to and subsequent to our merger with VirnetX.  Those risks include, but are not limited to liquidity risks and our ability to continue as a going concern.  Since its inception, VirnetX has financed its operations principally through private issuances of common and preferred stock.  VirnetX expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners.  VirnetX has used the net proceeds from the sale of common and preferred stock for general corporate purposes, which has included funding research, development and working capital needs.

We anticipate that our existing cash and cash equivalents combined with the cash and assets acquired through the merger with VirnetX will be sufficient to fund operations for approximately 5 months.   Additional financing will be required to fund our continued operations.  There can be no assurance that we will be successful in raising additional financing on acceptable terms, if at all.

To obtain additional capital when needed, we expect to evaluate various financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all.  There can be no assurance that we will successfully commercialize products under development or that those products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.  If we are unable to obtain additional capital, we may be required to explore alternatives to reduce cash used by operating activities, including the termination of development efforts that may appear to be promising, to sell certain assets, possibly including the patent portfolio acquired in the VirnetX merger, and to reduce overall operating activities.

Other Key Variables and Risk Factors.

Risks related to existing and future litigation

We are in the midst of legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

On February 15, 2007, VirnetX initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges that Microsoft infringes two patents regarding the creation of virtual private networks. The complaint seeks damages and injunctive relief. On April 5, 2007, VirnetX filed an amended complaint, pursuant to which alleges that Microsoft infringes a third patent. While these legal proceedings have just recently begun, we anticipate that they may continue for several months or years and may require significant expenditures for legal fees and other expenses. The time and effort of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business.  Microsoft has counterclaimed for declarations that the three patents are not infringed are invalid and are unenforceable.  If Microsoft's counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be costly, which may negatively impact our financial condition.

While we believe Microsoft infringes our patents, we can provide no assurance that we will be successful in our lawsuit.

We believe that Microsoft infringes on three of our patents, but obtaining and collecting a judgment against Microsoft may be difficult. Patent litigation is inherently risky and the outcome is uncertain. Microsoft is a large, well-financed company with substantially greater resources. We believe that Microsoft will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid. At this time, we cannot predict the outcome of this litigation.

We are devoting a substantial amount of our financial and management resources to the Microsoft litigation, and if we are unsuccessful in this lawsuit, our financial condition may be so adversely affected, we may not survive.

Currently, we are devoting substantial time, effort and financial resources to our lawsuit against Microsoft. We are a development stage company with no finished product, and our business strategy depends greatly on obtaining a judgment in our favor from the courts and collecting such judgment before our financial resources are depleted. In the event we are not awarded and do not subsequently obtain monetary and injunctive relief, we may not have enough financial resources to continue our operations.

The burdens of being a public company may adversely affect our ability to pursue the Microsoft litigation.

As a public company, our management must devote a substantially greater amount of time, attention and financial resources to compliance with U.S. securities laws than was the case for VirnetX as a private company prior to the merger with PASW. This shift in focus may have a material adverse effect on management’s ability to effectively pursue the Microsoft litigation as well as our other business initiatives. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to Microsoft as well as any other future litigation opponents. This information may enable our litigation opponents to develop more effective litigation strategies that are contrary to our interests. We may, from time to time, be required to disclose information that will have a material adverse effect on our litigation strategies.

We may commence additional legal proceedings against third parties who we believe are infringing on our intellectual property rights, and such legal proceedings may be costly and time-consuming.

We may have potential intellectual property infringement claims against other parties, in addition to our claims against Microsoft. If management decides to commence actions against any of these additional parties, doing so may be expensive and time-consuming, which may adversely affect our financial condition and operations. Moreover, there will be no assurance that we would be successful in these additional legal proceedings. Commencing lawsuits may lead to potential counterclaims which may preclude our ability to commercialize our initial products, which are currently in development.

Risks related to our business and our industry

Based on our historical financial statements, there is uncertainty as to our ability to continue as a going concern.

In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Notwithstanding the foregoing, our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Also, changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, or other events will all affect our ability to continue as a going concern.

We anticipate incurring operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitations on our operations.

We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we increase our expenditures for:

•

our lawsuit against Microsoft,

•

infrastructure,

•

sales and marketing,

•

research and development,

•

personnel, and

•

general business enhancements.

Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

We will need additional capital to pursue our litigation strategy, conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

We will require significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop and commercialize our products and continue operations and we intend to raise such additional capital. Our current rate of expenditure is approximately $450,000 per month excluding capital expenditures. However, this rate of expenditure is expected to increase to approximately $650,000 per month by October 1, 2007 due to, among other things, our anticipated need to hire additional employees, lease additional office space and increase our research and development investment.  If we raise additional equity capital our existing stockholders will experience dilution.

We are an early stage company with virtually no revenues currently and for the foreseeable future.

VirnetX is a development stage company with no revenues and PASW has a very small amount of revenue from its Japan subsidiary under a single license agreement.  On a consolidated basis, we have virtually no revenues and do not expect to generate additional revenues for the foreseeable future.  We will need to raise additional equity financing to fund our operations and especially our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.

If we fail to meet our obligations to SAIC, we may lose our rights to key technologies on which our business depends.

Our business depends on our rights to and under the patents we obtained from Science Applications International Corporation (“ SAIC”), a systems. Solutions and technical service company based in San Diego, California. Our agreements with SAIC impose various obligations on us, including payment obligations and minimum royalties that we must pay to SAIC. If SAIC believes that we have failed to meet these obligations, SAIC could seek to limit or reacquire the assigned patent rights, which could lead to costly and time-consuming litigation and, potentially, a loss of our rights in these patents. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our rights in our patents were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely adversely affected.

Our business model is new and unproven, and therefore we can provide no assurance that we will be successful in pursuing it.

We intend to develop products to provide secure communication for Instant Messaging (“IM”) and Voice over Internet Protocal (“VoIP”), however, this is not a defined market. Rather, it represents a new business model, for which there are no assurances that we will succeed in building a profitable business. We expect to depend on our intellectual property licensing fees for the majority of our revenues. Our ability to generate licensing fees is highly dependent on mainstream market adoption of real-time messaging and collaboration solutions based on session initiation protocol (better known as “SIP”). There can be no assurance that such adoption will occur. If we are unable to attract significant licensing fees, our operations and financial condition will be adversely affected.

We will rely on third parties for software and hardware development, manufacturing content and technology services.

We expect to rely on third party developers to provide software and hardware. If we experience problems with any of our third party technology or products, our customers’ satisfaction could be reduced, and our business could be adversely affected. In addition, we expect to rely on third parties to provide content through strategic relationships and other arrangements. If we experience difficulties in maintaining these relationships or developing new relationships on a timely basis and on terms favorable to us, our business and financial condition could be adversely affected.

Malfunctions of third party hosting services could adversely affect their business, which may impede our ability to attract and retain strategic partners and customers.

The products we are developing will be highly dependent on internet traffic and reliability. To the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real time communication: outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

There has been increased competition in the “real-time” communications industry, as more companies seek to provide products and services similar to our proposed products and services, and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.

Competition for securing IM and VoIP services is intense. We are aware of similar products and services that will compete directly with our proposed products and services, and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to our proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•

substantially greater financial, technical and marketing resources;

•

a larger customer base;

•

better name recognition; and

•

more expansive product offerings.

These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position, in part, through greater marketing opportunities. Further, our competitors may be able to respond more quickly to new or emerging technologies and changes in user preferences and to devote greater resources to developing and operating networks of affinity websites. These competitors may develop products or services that are comparable or superior. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Our business model depends on our ability to successfully develop and operate our networks and deploy new offerings and technology.

There can be no assurances that we will not experience reliability problems in the future. Any reliability problems that adversely affect our ability to operate our networks would likely reduce revenues and restrict the growth of our business. Our future success will also depend in part on other factors, including, but not limited to, our ability to:

•

find secure hosting;

•

enhance our offerings;

•

address the needs of our prospective users;

•

respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis; and

•

develop, enhance and improve the responsiveness, functionality and features of our infrastructure services and networks.

If we are unable to integrate and capitalize on new technologies and standards effectively, our business could be adversely affected.

Growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our operating and financial systems in order to build our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•

the need for continued development of the financial and information management systems;

•

the need to manage relationships with future licensees, resellers, distributors and strategic partners;

•

the need to hire and retain skilled management, technical and other personnel necessary to support and manage our business; and

•

the need to train and manage our growing employee base.

The addition of new infrastructure services, networks, vertical categories and affinity websites and the attention they demand, on top of the attention demanded by our pending litigation with Microsoft, may also strain our management resources. We cannot give any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

If we do not successfully develop our planned products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for internet and IP-based communications services, our business may fail.

The market for communications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. We are currently focused on developing products to provide security solutions for real-time communications. Our future success will depend, in part, on our ability to use new technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

•

design, develop, launch and/or license our planned products, services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

•

respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of our planned products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively. Updating our technology internally and licensing new technology from third-parties may also require us to incur significant additional capital expenditures.

Our business greatly depends on the development and growth of IM and VoIP.

The use of the internet for communications utilizing IM and VoIP is a recent development, and the continued demand and growth of a market for IM and VoIP services and products is uncertain. The internet may ultimately prove not to be a viable commercial marketplace for IM and VoIP services for a number of reasons, including:

•

unwillingness of consumers to shift to VoIP;

•

refusal to purchase security products;

•

perception by the licensees of unsecure communication and data transfer;

•

lack of concern for privacy by licensees and users;

•

limitations on access and ease of use;

•

congestion leading to delayed or extended response times;

•

inadequate development of internet infrastructure to keep pace with increased levels of use; and

•

increased government regulations.

While the use of IM has grown rapidly in personal and professional use, there can be no assurance that users will pay to secure their IM services.

Many services such as Microsoft, Yahoo! and AOL offer IM free of charge. However, security solutions for these services are not free, and users of IM may not want to pay for such security solutions. If users do not want to pay for the security solutions, we will have difficulty marketing and selling our products and technologies.

If the market for VoIP service does not develop as anticipated, our business would be adversely affected.

The success of our products that secure enterprise VoIP service depends on the growth in the number of VoIP users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages and may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience. Potential users may also view more familiar online communication methods, such as e-mail or IM, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our planned products or any other products we develop or acquire, including, among others:

•

the price of our products relative to other products that seek to secure real-time communication;

•

the perception by users of the effectiveness of our products;

•

our ability to fund our sales and marketing efforts; and

•

the effectiveness of our sales and marketing efforts.

If our products do not gain market acceptance, we may not be able to fund future operations, including the development of new product and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

If we are not able to adequately protect our proprietary rights, our operations would be negatively impacted.

Our ability to compete largely depends on the superiority, uniqueness and value of our technology and intellectual property. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following may reduce the value of our intellectual property:

•

our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•

issued trademarks, copyrights, or patents may not provide us with any competitive advantages;

•

our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•

our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.

In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. While we have numerous pending international patents, obtaining such patents will not necessarily protect our technology or prevent our international competitors from developing similar products or technologies. Our inability to adequately protect our proprietary rights would have a negative impact on our operations and revenues.

If we are forced to litigate to defend our intellectual property rights, or to defend claims by third parties against us relating to intellectual property rights, legal fees and court injunctions could adversely affect our financial condition or end our business.

Disputes regarding the ownership of technologies and intellectual property rights are common and likely to arise in the future. We have already begun legal proceedings against Microsoft to defend our intellectual property rights, and we may be forced to litigate against other competitors to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and outcome of any such litigation could harm our business. Additionally, any such costs we incur to defend or protect our intellectual property rights could greatly impact our financial condition.

Further, we can give no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products.

The laws governing online secure communications are largely unsettled, and if we become subject to various government regulations, costs associated with those regulations may materially adversely affect our business.

The current regulatory environment for our services remains unclear. We can give no assurance that our planned product offerings will be in compliance with local, state and/or U.S. Federal laws or other laws. Further, we can give no assurance that we will not unintentionally violate such laws or that such laws will not be modified, or that new laws will be enacted in the future which would cause us to be in violation of such laws.

VoIP services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that Congress and some state legislatures may seek to impose increased fees and administrative burdens on VoIP, data, and video providers. The U.S. Federal Communications Commission  may seek to impose traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements, and other obligations. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode the pricing advantage over competing forms of communication and adversely affect consumer adoption of VoIP products generally.

The use of the internet and private IP networks to provide voice, video and other forms of real-time, two-way communications services is a relatively recent development.

Although the provisioning of such services is currently permitted by U.S. law and is largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the internet or private IP networks. More aggressive domestic or international regulation of the internet in general, and internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

In addition to regulations addressing internet telephony and broadband services, other regulatory issues relating to the internet in general could affect our ability to provide our planned security solutions. Congress has adopted legislation that regulates certain aspects of the internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the internet, which may have the effect of raising the cost of doing business on the internet generally.

Telephone carriers have petitioned governmental agencies to enforce regulatory tariffs, which, if granted, would increase the cost of online communication, and such increase in cost may impede the growth of secure online communication and adversely affect our business.

The growing popularity and use of online secure communications has burdened the existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service. As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over the traditional telephone networks. If any of these petitions or the relief that they seek is granted, the costs of communicating via online could increase substantially, potentially adversely affecting the growth in the use of online secure communications. Any of these developments could have an adverse effect on our business.

If we expand into international markets, our inexperience outside the United States would increase the risk that our international expansion efforts will not be successful, which would in turn limit our prospects for growth.

We may explore expanding our business to other countries. Expansion into international markets requires significant management attention and financial resources. In addition, we may face the following risks associated with any expansion outside the United States:

•

challenges caused by distance, language and cultural differences;

•

legal, legislative and regulatory restrictions;

•

currency exchange rate fluctuations;

•

economic instability;

•

longer payment cycles in some countries;

•

credit risk and higher levels of payment fraud;

•

potentially adverse tax consequences; and

•

higher costs associated with doing business internationally.

These risks could harm our international expansion efforts, which would in turn harm our business prospects.

The departure of Kendall Larsen, our Chief Executive Officer and President, and/or other key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us.

Our success largely depends on the skills, experience and efforts of our key personnel, including Kendall Larsen, our Chief Executive Officer and President. The loss of Mr. Larsen, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as engineers. Inability to attract and retain such personnel could adversely affect the growth of our business. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel.

We will incur increased costs as a result of being a public company, compared to VirnetX’s historical operations as a private company.

As a public company, we incur significant legal, accounting and other expenses that VirnetX did not incur as a private company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Additionally, with the acquisition of VirnetX and the termination of our status as a shell company, we will incur additional costs associated with our public company reporting requirements.

In connection with an audit that was conducted of VirnetX in connection with the merger, VirnetX’s independent auditors identified material weaknesses in VirnetX’s internal controls over financial reporting.

Prior to the merger between PASW and VirnetX, as an early-stage, privately-held company, VirnetX historically did not maintain formal or documented internal controls over financial reporting of the same character as is generally maintained by public companies. Prior to its preparations for the merger, VirnetX utilized the cash basis of accounting and was not required to have its financial statements audited or reviewed. In connection with the merger, VirnetX engaged independent auditors to audit its financial statements for certain prior periods. We have been informed that during the course of that audit, VirnetX’s independent auditors concluded that VirnetX’s internal controls over financial reporting suffer from certain “material weaknesses” as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. Since VirnetX is now our wholly-owned subsidiary, the material weaknesses in VirnetX’s internal controls over financial reporting will likely result in our having material weaknesses in our internal controls over financial reporting. We intend to commence a process of developing, adopting and implementing policies and procedures to address such material weaknesses that are consistent with those of small, public companies. However, that process may be time consuming and costly and there is no assurance as to when we will effectively address such material weaknesses.

Risks related to our stock

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock is traded on the OTC Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on the Nasdaq Stock Market or a national stock exchange such as the American Stock Exchange. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•

developments in our pending litigation against Microsoft;

•

quarterly variations in our operating results;

•

large purchases or sales of common stock;

•

actual or anticipated announcements of new products or services by us or competitors;

•

general conditions in the markets in which we compete; and

•

economic and financial conditions.

Because ownership is concentrated in the company’s officers and directors other investors will have minimal influence on stockholder decisions.

As a result of the merger between PASW and VirnetX, our officers and directors beneficially own approximately 28 % of the outstanding common stock of the company and effectively control matters requiring stockholder approval. Other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these officers and directors could approve or cause PASW to take actions of which other investors disapprove or that are contrary to thier interests. This ability to exercise control over all matters requiring stockholder approval could prevent or significantly delay another company from acquiring or merging with us.

Issuance of our authorized preferred stock may discourage a change in control and reduce the market price of our common stock.

The issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control. Any such issuance may materially and adversely affect the market price of the common stock and the voting rights of the holders of common stock. The issuance of preferred stock could also prevent or significantly delay another company from acquiring or merging with us.

“Penny stock” regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions (including the issuer of the securities having net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). As a result, our common stock could be subject to these rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.” Consequently, although the “penny stock” rules do not currently apply to our securities, if these rules do become applicable in the future, this may restrict the ability of broker-dealers to sell our securities.

Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price.

The trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price, if any. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute ownership of existing shareholders..

We have financed our operations, and we expect to continue to finance our operations, acquisitions and development of strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on the ownership interest of existing shareholders, which could cause the market price of stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to rights of existing shareholders in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

We have no current intention of declaring or paying any cash dividends on our common stock.

We do not plan to declare or pay any cash dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of the end of the period ending June 30, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances. See discussion in Item 2 of Part 1 of this Report on Form 10QSB under the heading “In connection with an audit that was conducted of VirnetX in connection with the merger, VirnetX’s independent auditors identified material weaknesses in VirnetX’s internal controls over financial reporting.”

Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as described below we are not currently involved in any litigation that is expected to have a material adverse effect on our business or financial position. There can be no assurance, however, that third parties will not assert infringement or other claims against us in the future which, regardless of the outcome, could have an adverse impact on us as a result of defense costs, diversion of management resources and other factors.

Our merger with VirnetX exposed us to various material litigation.

On February 15, 2007, VirnetX commenced a lawsuit against Microsoft for the infringement of certain of its patents by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division.  The complaint alleges that Microsoft infringes two U.S. patents:  U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, VirnetX filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent:  U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” The amended complaint  seeks both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys' fees and costs. VirnetX filed a reply to Microsoft’s counterclaims on May 24, 2007.

Prior to the merger between VirnetX and PASW, VirnetX dedicated a significant portion of its economic resources to the prosecution of the Microsoft litigation. Because we have determined that Microsoft’s alleged unauthorized use of these patents would cause us severe economic harm and the failure to cause Microsoft to discontinue its use of such patents could result in the termination of our business, we expect to continue to  dedicate a significant portion of our economic resources to the prosecution of such litigation.

Although we believe Microsoft infringes three of our patents and we intend to vigorously prosecute this case, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty. Additionally, the Microsoft litigation will be costly and time-consuming, and we can provide no assurance that we will obtain a judgment against Microsoft for damages and/or injunctive relief. Should the District Court issue a judgment in favor of Microsoft, and in connection with such judgment determine that we had acted in bad faith or with fraudulent intent, or we were otherwise found to have exhibited inequitable conduct, the Court could award attorney fees to Microsoft, which would be payable by the Company.

In the near term, we will dedicate significant time and resources to the Microsoft litigation. The risks associated with such dedication of time and resources are set forth in Item 2 of Part 1 of this Report on Form 10QSB under the heading “Risks relating to existing and future litigation.”

One or more potential intellectual property infringement claims may also be available to us against certain other companies who have the resources to defend against any such claims. Although we believe these potential claims are worth pursuing, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we will prevail on such potential claims. In addition, bringing a lawsuit may lead to potential counterclaims which may preclude our ability to commercialize our initial products, which are currently in development

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: August 20, 2007

PASW, INC.

/s/ WILLIAM E. SLINEY

William E. Sliney

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)