Form 10QSB
period 2007-09-30
VirnetX Holding Corp
filed 2007-11-15
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-26895
VIRNETX HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5615 Scotts Valley Scotts Valley, California	95066
(Address of principal executive offices)	(Zip Code)
(831) 438-8200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
There were 31,217,198 shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, as of October 31, 2007.
Transitional Small Business Disclosure Format (check one:) ☐ Yes  ☑ No

VIRNETX HOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VirnetX Holding Corporation
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$536,263	$139,997
Accounts Receivable	11,458	—
Prepaid expenses and other current assets	405,384	26,945

Total current assets	953,105	166,942

Property and equipment, net	33,286	27,087
Other assets	172,542	1,094

Total assets	$1,158,933	$195,123

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$733,988	$87,386

Total current liabilities	733,988	87,836

Commitments and contingencies:

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 and $0.0003 per share, at September 30, 2007 and December 31, 2006, respectively:
Authorized: 10,000,000 shares and 4,095,238 shares at September 30, 2007 and December 31, 2006, respectively
Issued and outstanding: 0 shares and 468,000 shares, at September 30, 2007 and December 31, 2006, respectively
Liquidation preference: $0 and $1,404,000, at September 30, 2007 and December 31, 2006, respectively	—	1,377,625

Common stock, par value $0.0001 and $0.0003 per share, at September 30, 2007 and December 31, 2006, respectively:
Authorized: 100,000,000 shares and 200,000 shares, at September 30, 2007 and December 31, 2006, respectively
Issued and outstanding: 32,010,000 shares and 1,411,667 shares, at September 30, 2007 and December 31, 2006, respectively	96,175	424
Additional paid-in capital	7,285,646	1,013,655
Due from stockholder	—	(150)
Deficit accumulated during the development stage	(6,862,013)	(2,283,817)
Accumulated comprehensive income	5,137	—

Total stockholders’ equity (deficit)	424,945	107,737

Total liabilities and stockholders’ equity (deficit)	$1,158,933	$195,123

The accompanying notes are an integral part of these financial statements.

VirnetX Holding Corporation
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative period
			from August 2, 2005
	Three months ended	Three months ended	(date of inception)
	September 30, 2007	September 30, 2006	to September 30, 2007
Revenue – Royalties	$46,664	$—	$46,664
Operating expenses:
Research and development	200,062	166,843	1,078,427
General and administrative	2,435,262	118,799	5,813,475
Total operating expenses	2,635,324	285,642	6,891,902

Loss from operations	(2,588,660)	(285,642)	6,845,238
Interest and other income (expense), net	22,377	1,824	(16,775)
Net loss	$(2,566,283)	$(283,818)	$6,862,013

Basic and diluted loss per share	$(.08)	$(.20)
Weighted average shares outstanding	30,580,000	1,412,000
The accompanying notes are an integral part of these financial statements.

VirnetX Holding Corporation
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
((Unaudited)

			Cumulative period
			from August 2, 2005
	Nine months ended	Nine months ended	(date of inception)
	September 30, 2007	September 30, 2006	to September 30, 2007
Revenue – Royalties	$46,664	$	$46,664
Operating expenses:
Research and development	468,240	455,758	1,078,427
General and administrative	4,103,509	555,656	5,813,475

Total operating expenses	4,571,749	1,011,414	6,891,902

Loss from operations	(4,525,085)	(1,011,414)	(6,845,238)
Interest and other income (expense), net	(23,111)	4,646	(16,775)

Net loss	$(4,548,196)	$(1,006,768)	$(6,862,013)

Basic and diluted loss per share	$(.41)	$(.76)

Weighted average shares outstanding	11,135,000	1,411,000

The accompanying notes are an integral part of these financial statements.

VirnetX Holding Corporation
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative period
			from August 2, 2005
	Nine months ended	Nine months ended	(date of inception)
	September 30, 2007	September 30, 2006	to September 30, 2007
Cash flows from operating activities:
Net loss	$(4,548,196)	$(1,006,768)	$(6,862,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	348,572	182,601	1,360,321
Depreciation and amortization	12,425	1,590	20,114
Changes in operating assets and liabilities:
Accounts receivable	(11,458)	—	(11,458)
Prepaid expenses and other assets	(549,737)	(6,400)	(577,926)
Accounts payable	678,622)	270	733,988

Net cash used in operating activities	(4,069,772)	(828,707)	(5,336,974)

Cash flows from investing activities:
Purchase of property and equipment	(17,401)	(32,731)	(52,177)

Net cash used in investing activities	(17,401)	(32,731)	(52,177)

Cash flows from financing activities:
Proceeds for short-term note payable	50,000		50,000
Payment on short-term note	(50,000)		(50,000)
Proceeds from issuance of preferred stock, net of issuance costs		1,147,625	1,147,625
Proceeds from issuance of common stock, net	2,953,439	68,793	3,017,789
Proceeds from exercise of options	30,000		30,000
Proceeds from advance from preferred stockolders	—		230,000
Proceeds from convertible notes issuances	1,500,000		1,500,000

Net cash provided by financing activities	4,483,439		5,925,414

Net increase in cash and cash equivalents	396,266	354,980	536,263
Cash and cash equivalents, beginning of period	139,997	86,552	0

Cash and cash equivalents, end of period	$536,263	$441,532	$536,263

The accompanying notes are an integral part of these financial statements.

1. General
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended 2006 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007.
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
2. Formation and Business of the Company
     VirnetX Holding Corporation (“We” “Our” or the “Company”), formerly PASW, Inc., which was formerly Pacific Softworks, Inc., was incorporated in California in November 1992. We were reincorporated in Delaware in May 2007. Prior to ceasing the last of our operations in January 2003, the Company was engaged in developing and licensing software that enabled internet- and web-based communications. As of January 31, 2003, we had sold all of our operating assets, and since such time our only source of revenue has been nominal royalties payable to us through our wholly-owned Japanese subsidiary, Network Research Corp. Japan, Ltd. (“NRCJ”) pursuant to the terms of a single license agreement. On July 5, 2007, the company consummated a merger transaction with VirnetX, Inc. pursuant to which VirnetX, Inc. became a wholly owned subsidiary of the company. VirnetX, Inc. is a development-stage company that is engaged in developing products for “real-time” communications such as instant messaging and Voice over Internet Protocol, commercializing its patent portfolio and providing contract research, prototyping, systems integration and technical services.

     As of September 30, 2007 the Company had eight full-time employees and one part-time employee.
     The Company’s issued and pending patents were acquired from SAIC, a systems, solutions and technical services company based in San Diego, California, in 2005. VirnetX has granted SAIC a limited license under these patents, but retains all right title and interest within the field of secure communications in the following areas: Virtual Private Networks; Secure Voice Over Internet Protocol; Electronic Mail (E-mail); Video Conferencing; Communications Logging; Dynamic Uniform Resource Locators; Denial of Service; Prevention of Functional Intrusions; IP Hopping; Voice Messaging and Unified Messaging; Live Voice and IP PBXs; Voice Web Video Conferencing and Collaboration; Instant Messaging; Minimized Impact of Viruses; and Secure Session Initiation Protocol. The Field of Use is not limited by any predefined transport mode or medium of communication (e.g., wire, fiber, wireless, or mixed medium).
     The Company is in the development stage and consequently, the Company is subject to the risks associated with development stage companies, including the need for additional financings; the uncertainty of the Company’s intellectual property resulting in successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, the Company may require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.
     These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharged liabilities in the normal course of business. The Company has incurred net operating losses and negative cash flows from operations. At September 30, 2007, the Company had a deficit accumulated in the development stage of $6,862,013. In order to continue its operations, the Company must achieve profitable operations or obtain additional financing. Management is currently pursuing financing alternatives, including private equity or debt financing, collaborative or other arrangements with corporate partners or other sources. There can be no assurance, however, that such a financing will be successfully completed on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3. Summary of Significant Accounting Policies
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the VirnetX Holding Company and its wholly owned subsidiaries, VirtnetX, Inc., Alera and National Research Corporation, Japan (NCRJ). All intercompany transactions have been eliminated.
     These financial statements reflect the historical results of VirnetX, Inc. and subsequent to the merger date of July 5, 2007, the operations of VirnetX Holding Corporation.
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
     Property and Equipment
     Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets, which range from five to seven years. Repair and maintenance costs are charged to expense as incurred.
     Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash and cash equivalents are primarily maintained at one financial institution in the United States. Deposits held with this financial institution may exceed the amount of insurance provided on such deposits. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. During the nine months ended September 30, 2007 the Company had, at times, funds that were uninsured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
     Impairment of Long-Lived Assets
     The Company identifies and records impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

     Comprehensive Income (Loss)
     The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Comprehensive income consists primarily of foreign currency gains or losses on assets denominated in Japanese yen.
     Research and Development
     Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff. Research and development costs are expensed as incurred.
     Income Taxes
     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
     Effective January 1,2007, the Company has adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. (see note 6)
     Fair Value of Financial Instruments
     Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable, notes payable, accrued liabilities and approximate their fair values due to their short maturities.
     Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock-options based on estimated fair values. Using the modified retrospective transition method of adopting SFAS 123(R), the herein financial statements presented reflect compensation expense for stock-based awards as if the provisions of SFAS 123R had been applied from the date of inception.
     Earnings Per Share
     SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of share outstanding including potentially dilutive securities such as options, warrants and convertible debt. Since we incurred a loss for the period, any common stock equivalents have been excluded, because their effect would be anti-dilutive.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact that the adoption of SFAS 159 may have on our financial position, results of operations or cash flows.
4. Property and Equipment, net

	Useful life	As of	As of
	(in years)	September 30, 2007	December 31, 2006
Furniture and fixtures	7	$16,760	$9,150
Computers and equipment	3 to 5	39,742	25,626

		56,502	34,776
Less accumulated depreciation		(23,216)	(7,689)

		$33,286	$27,087

     Depreciation and amortization expense was $12,425, and $1,590 for the nine months ended September 30, 2007 and September 30, 2006, respectively.
5. Convertible Notes Payable
     During February 2007 the Company obtained bridge financing in the form of notes payable convertible into common stock upon the merger between VirnetX Holding Corporation and VirnetX, Inc.
     In February 2007, VirnetX, Inc. received a loan of $500,000 from several of its Series A preferred stock shareholders. The notes had an annual interest rate of 6% and the principal and accrued interest thereon converted into shares of the Company’s common stock at $0.25 per share upon the closing of the merger between VirnetX Holding Corporation and VirnetX, Inc.

     In February 2007, VirnetX, Inc. received another loan from a new investor for $1,000,000. This note had an annual interest rate of 10% payable monthly. Of the $1,000,000 proceeds, the Company was obligated to use $350,000 to be deposited as a retainer for legal counsel. This $350,000 is classified as prepaid expenses and other current assets on the Company’s September 30, 2007 balance sheet. The interest on this note was paid in cash and the principal was converted into shares of the Company’s common stock at $0.25 per share upon the closing of the merger between VirnetX Holding Corporation and VirnetX, Inc. This investor purchased an additional $3,000,000 of the Company’s common stock at $0.25 per share upon the closing of the merger between VirnetX Holding Corporation and VirnetX, Inc. This $3,000,000 was placed into escrow and subsequently remitted to the Company upon the close of the merger.
     On June 28, 2007, VirnetX, Inc. borrowed $50,000 on a short-term note from the same investor who loaned VirnetX, Inc. the $1,000,000 mentioned above. This note has an annual interest rate of 10% payable monthly. This loan plus accrued interest was repaid on July 10, 2007.
6. Income Taxes
     As discussed in note 3, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires that companies recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit. We do not believe that the Company has any material uncertain positions that require measurement or recognition in the financial statements.
     The Company has had significant net operating loss carryforwards from both VirnetX and VirnetX Holding Coporation (formerly PASW) Upon the merger, the net operating losses will be limited to realized income from the subsidiary. As of September 30, 2007, all net operating loss carryforwards have been fully reserved due to doubtful realization.
7. Commitments
     Operating Lease Agreements
     The Company leases its office space under a noncancelable operating lease that expires in April 2008. The Company recognizes rent expenses on a straight-line basis over the lease period.
     Future minimum facility lease payments at September 30, 2007 are as follows:

2007	$3,731
2008	$3,731
     Rent expense was $11,194, and $4,478 for the nine months ended September 30, 2007 and September 30, 2006, respectively.
     Patent Assignment Agreement with SAIC

     The Company’s patents are based on patents originally acquired from SAIC. VirnetX, Inc. acquired these patents from SAIC pursuant to the Assignment Agreement by and between VirnetX, Inc. and SAIC, dated December 21, 2006, and certain other related agreements. Under the terms of these agreements, the Company will pay SAIC a minimum guaranteed royalty of $50,000 annually beginning in July, 2008. In addition, the Company will pay to SAIC royalties in the amount of 15% of gross revenues up to a maximum amount of $35,000,000 less any amounts already paid by the Company to SAIC. As of September 30, 2007 no payments had been made to SAIC under the terms of these agreements.
     Our business depends on the Company’s rights to and under the patents, which were assigned to VirentX, Inc. by SAIC. The Company’s agreements with SAIC impose obligations on them, such as payment obligations. If SAIC believes that the Company has failed to meet these obligations, SAIC could seek to limit or reacquire the assigned patent rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the Company’s rights in the patents. During the period of any such litigation, the Company’s ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If the Company’s rights in their patents were restricted or ultimately lost, their ability to continue the business based on the affected technology platform could be severely, adversely affected.
     The Company granted SAIC a security interest in the Company’s intellectual property, including their patents to secure their payment obligations to SAIC described above.
8. Preferred Stock
     The Company’s Amended and Restated Certificate of Incorporation, as amended in October 2007, authorizes the Company to issue 10,000,000 shares of $0.0001 par value per share preferred stock having rights, preferences and privileges to be designated by the Board of Directors of the Company. There were no shares of preferred stock outstanding at September 30, 2007. All of the VirnetX, Inc. preferred stock converted into VirnetX, Inc. common stock on a 1-for-1 basis immediately prior to the merger between VirnetX Holding Corporation and VirnetX, Inc. The VirnetX, Inc. preferred stock outstanding at December 31, 2006 consisted of the following:

Series	Date Issued	Original Issue Price	Shares Authorized	Shares Outstanding
Series A Preferred	March 27, 2006	$3.00	10,000,000	468,000

9. Common Stock
     Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board from inception through September 30, 2007. The Company’s Amended and Restated Certificate of Incorporation, as amended in October 2007, authorizes the Company to issue 100,000,000 shares of $0.0001 par value per share common stock.. All share amounts have been restated to reflect a 1 for 3 reverse stock split effective October 29, 2007.
     In August 2005, the Company issued 1,066,667 shares of common stock to founders at $0.0001875 per share for aggregate proceeds of $200.
     The Company has also issued Restricted Stock Units (“RSUs”) to employees and consultants as discussed in Note 10.
10. Stock Plan
     In 2005, VirnetX, Inc. adopted the 2005 Stock Plan (the “Plan”), which was assumed by the Company upon the closing of the merger between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007. The Plan provides for the granting of stock options and restricted stock units to employees and consultants of the Company. Stock options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. The Company has reserved 933,333 shares of common stock for issuance under the Plan. The Company received proceeds of $80 and $24 from the issuance of 266,667 and 78,333 shares of restricted stock units during the years ended December 31, 2006 and 2005, respectively.
     Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
     The Company had during the year ended December 31, 2006 restricted stock units granted for 6,667 shares that had been approved by the Board of Directors, but not signed by the restricted stock holders. Accordingly, these shares have been reflected to reduce shares available for grant. The unamortized stock based compensation expense related to restricted stock units at September 30, 2007 was $102,739 which will be recognized over approximately the next three years.
     During May 2007, options were exercised to purchase 6,667 shares of common stock for proceeds to the Company of $20,000.

     Activity under the Plan is as follows:

		Options Outstanding
	Shares Available		Weighted Average
	for Grant	Number of Shares	Exercise Price
Shares reserved for the Plan at inception	11,624,469	—	—
Restricted stock units granted	(3,321,277)
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	—	—	—

Balance at December 31, 2005	8,303,192	—	—
Restricted stock units granted	(1,058,657)	—
Options granted	(1,868,218)	1,868,218	$3.00
Options exercised	—	—	—
Options cancelled	—	—	—

Balance at December 31, 2006	5,376,317	1,868,218	$3.00
Restricted stock units granted	—	—	—
Options granted	(1,347,899)	1,347,899	4.20
Options exercised		(124,548)	0.24
Options cancelled	—	—	—

Balance at September 30, 2007	4,028,418	3,091,569	$1.98

11. Stock-Based Compensation
     The Company accounts for equity instruments issued to employees in accordance with the provisions of SFAS 123R which requires that such equity instruments are recorded at their fair value on the grant date. The future expensing of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.
     At September 30, 2007, September 30, 2006 and December 31, 2006, the fair value of common stock was $4.53 per share, $3.00 per share and $3.00 per share, respectively. The Company has recorded $348,572, $191,414, and $1,360,321 in employee stock-based compensation expense for the nine months ended September 30, 2007 and September 30, 2006 and for the period from August 2, 2005 (date of inception) to September 30, 2007, respectively.
     The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing equity awards had been applied from the date of inception. The effect of recording stock-based compensation was as follows:

			Cumulative period
			from August 2, 2005
Stock-Based Compensation by	Nine months ended	Nine monts ended	(date of inception)
Type of Award	September 30, 2007	September 30, 2006	to September 30, 2007
Restricted stock units	$0	$130,210	$930,130
Employee stock options	348,572	61,214	430,191

Total stock-based compensation	$348,572	$191,414	$1,360,321

     As the Company has provided for a full valuation allowance against deferred tax assets, there is no anticipated tax effect of stock-based compensation expense.

     As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $4,517,813, which will be recognized over an estimate weighted average amortization period of approximately 3.5 years.
     The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Volatility	100%	100%
Risk-free interest rate	4.77%	4.77%
Expected life	6 years	6 years
Expected dividends	0%	0%
     An aggregate of 1,347,899 options have been granted from January 1, 2007 to September 30, 2007.
     The expected life was determined using the simplified method outlined in Staff Accounting Bulletin No. 107 (“SAB 107”), taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. The Company has not provided an estimate for forfeitures because the Company has no history of forfeited options and believes that all outstanding options at September 30, 2007 will vest. In the future, the Company may change this estimate based on actual and expected future forfeiture rates. An aggregate of 1,347,899 options have been granted in 2007.
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2005.	—	$—	—	$—
Options granted	1,868,218	3.00	8.7	—
Options exercised	—	—	—	—
Options cancelled	—	—	—	—

Outstanding at December 31, 2006.	1,868,218	3.00	8.7	—
Options granted	1,347,899	4.20	9.7	—
Options excercised	(124,548)	0.24	8.7	—
Options cancelled	—	—	—	—

Outstanding at September 30, 2007	3,091,569	$1.98	9.1	$—

     The following table summarizes information about stock options at September 30, 2007:

Options Outstanding				Options Vested and Exerciseable
		Weighted				Weighted
		Average				Average
		Remaining				Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average	Contractual Life
Price	Number Outstanding	(Years)	Exercise Price	Number Exerciseable	Exercise Price	(Years)
$0.24-$4.20	3,091,569	9.1	$1.98	889,000	$1.98	9.1
12. Merger between VirnetX Holding Corporation and VirnetX, Inc.
     On July 5, 2007 VirnetX Holding Corporation entered into a binding agreement and plan of merger with VirnetX, Inc., a Delaware corporation. Under the terms of the agreement, on July 5, 2007, VirnetX, Inc. and the Company consummated a reverse triangular merger in which the Company’s wholly-owned acquisition subsidiary merged with and into VirnetX, Inc. with VirnetX, Inc. as the surviving corporation to the merger. As a result of the merger, VirnetX, Inc. became a wholly-owned subsidiary of the Company and the pre-merger stockholders of VirnetX, Inc. exchanged their shares in VirnetX, Inc. for shares of common stock of the Company. The key terms of the merger include the following:
•	The officers and directors of the Company, except for the chief financial officer, were replaced upon completion of the transaction so that the officers and directors of VirnetX, Inc. became the officers and directors of the Company;

•	VirnetX, Inc.’s convertible notes payable of $1,000,000 and $3,000,000 of funds held in escrow (see Note 5) were converted into the Company’s common stock in July 2007.

•	VirnetX, Inc.’s convertible notes payable of $500,000 were converted into the Company’s common stock in July 2007.

•	The Company issued 29,551,398 shares of its common stock and stock options to purchase 1,785,186 shares of common stock to the pre-merger shareholders, convertible note holders and option holders of VirnetX, Inc. in exchange for 100% of the issued and outstanding capital stock and securities of VirnetX, Inc. Additionally, the Company issued to MDB Capital Group, LLC and its affiliates, warrants to purchase an aggregate of 266,667 shares of common stock of the Company pursuant to the provisions of the MDB Service Agreement, which was assumed by the Company from VirnetX, Inc. in connection with the merger.
13. Litigation
     On February 15, 2007, the Company filed a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division. Pursuant to the complaint, the Company alleges that Microsoft infringed two of their U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing

Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, the Company filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” The Company is seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against the Company on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorney’s fees and costs. The Company filed a reply to Microsoft’s counterclaims on May 24, 2007. Discovery has begun and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. The outcome of this litigation cannot be estimated at this time and hence the financial statements have not been adjusted for this litigation..

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
RESULTS WHICH DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS, INCLUDING SOME WHICH ARE BEYOND OUR CONTROL. OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY ELSEWHERE IN THIS REPORT 10-QSB UNDER THE HEADING “RISK FACTORS.”
YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included in this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Risk Factors” and “Forward-Looking Statements” for a discussion of these risks and uncertainties.
Recent Events
     On July 5, 2007 VirnetX, Inc., a Delaware corporation (“VirnetX”), entered into a binding agreement and plan of merger with VirnetX Holding Corporation, a Delaware corporation (formerly, PASW, Inc.). Under the terms of the agreement, on July 5, 2007, VirnetX Holding Corporation and VirnetX, Inc. consummated a reverse triangular merger in which VirnetX Holding Corporation’s wholly-owned acquisition subsidiary merged with and into VirnetX, Inc. with VirnetX, Inc. as the surviving corporation to the merger. As a result of the merger, VirnetX, Inc. became a wholly-owned subsidiary of VirnetX Holding Corporation and the pre-merger stockholders of VirnetX, Inc. exchanged their shares in VirnetX, Inc. for shares of common stock of VirnetX Holding Corporation. The key terms of the merger include the following:
•	the officers and directors of VirnetX Holding Corporation, except for the chief financial officer, were replaced upon completion of the transaction so that the officers and directors of VirnetX, Inc. became the officers and directors of VirnetX Holding Corporation;

•	VirnetX, Inc.’s convertible notes payable of $1,000,000 and $3,000,000 of funds held in escrow were converted into VirnetX Holding Corporation common stock in July 2007;

•	VirnetX, Inc.’s convertible notes payable of $500,000 were converted into VirnetX Holding Corporation common stock in July 2007; and

•	on a post-split basis, VirnetX Holding Corporation issued 29,551,398 shares of its common stock and stock options to purchase 1,743,670 shares of common stock to the pre-merger shareholders and option holders of VirnetX, Inc. in exchange for 100% of the issued and outstanding capital stock and securities of VirnetX, Inc. Additionally, VirnetX Holding Corporation issued to MDB Capital Group, LLC and its affiliates, warrants to purchase an aggregate of 266,667 shares of common stock of VirnetX Holding Corporation pursuant to the provisions of the MDB Service Agreement, which was assumed by VirnetX Holding Corporation from VirnetX, Inc. in connection with the merger.
     In light of the foregoing, for accounting purposes, VirnetX, Inc. has been treated as the acquiror of VirnetX Holding Corporation under a reverse merger.

Company Overview
     VirnetX Holding Corporation’s predecessor corporation was incorporated in the State of California in November 1992. VirnetX Holding Corporation was incorporated in the State of Delaware in April 2007 and on May 30, 2007 we filed a certificate of merger in Delaware pursuant to which we changed our domicile from California to Delaware. From inception until January 2003, we engaged in the business of developing and licensing software that enabled internet and web based communications. As of January 31, 2003, we sold all of our operating assets, and since such time our only source of revenue has been derived from nominal royalties payable to our wholly-owned Japan subsidiary, Network Research Corp. Japan, Ltd. pursuant to the terms of a single license agreement. In addition to our Japan subsidiary and VirnetX, Inc., we have three other wholly-owned subsidiaries, two of which are California corporations and the other of which is incorporated under the laws of the United Kingdom. These other subsidiaries are currently inactive. We had substantially no day to day operations since we sold all of our operating assets on January 31, 2003.
     VirnetX, Inc. was incorporated in the State of Delaware on August 2, 2005. VirnetX, Inc. is a development stage company that is actively developing solutions for secure real-time communications such as instant messaging, or “IM,” and voice over internet protocol, or “VoIP,” in order to commercialize its patent portfolio in this area.
     VirnetX, Inc. acquired certain patents in 2006 from SAIC, pursuant to an assignment by SAIC to VirnetX, Inc. of all of SAIC’s right, title and interest in and to such patents. VirnetX, Inc. has granted SAIC an exclusive, royalty-free and perpetual license under these patents outside of VirnetX, Inc.’s field of use. VirnetX, Inc. has, and retains, all right, title and interest to these patent rights within VirnetX, Inc.’s field of use, which consists of secure communications in areas of virtual private networks, or “VPNs,” VoIP, e-mail, video conferencing, communications logging, dynamic URLs, denial of service, prevention of functional intrusions, IP hopping, voice messaging and unified messaging, live voice and IP PBXs, voice web video conferencing and collaboration, IM, minimized impact of viruses and secure session initiation protocol, or “SIP.” This field of use is not limited by any predefined transport mode or medium of communication (e.g., wire, fiber, wireless, or mixed medium). VirnetX, Inc.’s patents embrace a set of functions relating to domain name system, or “DNS,” based security mechanisms for real-time communication.
     VirnetX, Inc. is in the development stage and consequently is subject to the risks associated with development stage companies, including the need for additional financings; the uncertainty of our intellectual property resulting in successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, we will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

Critical Accounting Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
     Impairment of Long-Lived Assets
     The Company identifies and records impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.
     Income Taxes
     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
     Fair Value of Financial Instruments
     Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate their fair values due to their short maturities.
     Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Using the modified retrospective transition method of adopting SFAS 123(R), the herein financial statements presented reflect compensation expense for stock-based awards as if the provisions of SFAS 123(R) had been applied from the date of inception.
     In addition, as required by Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, VirnetX records stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity investments issued as they vest over the performance period.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” (better known as “SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently assessing the impact that the adoption of SFAS 157 may have on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (better known as “SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been selected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact that the adoption of SFAS 159 may have on our financial position, results of operations or cash flows.
Operations
     The Company is in the development stage and has raised capital since its inception through the issuance of its equity securities. As of September 30, 2007, the Company had approximately $536,263 in cash and $405,384 in prepaid expenses and other current assets.
     The Company has generated only nominal revenue from operations of $46,664 during the period from July 5, 2007 (the closing of the merger between VirnetX, Inc. and VirnetX Holding Corporation) to September 30, 2007. The Company had expenses for the period from August 2, 2005 (date of inception) to September 30, 2007 of $6,891,902, including research and development expenses of $1,078,427 and general and administrative expenses of $5,813,475.
     Net cash used in operating activities for the period from August 2, 2005 (date of inception) to September 30, 2007 was approximately $5,336,974, which primarily reflected a net loss of $6,862,013, an increase to cash from an adjustment for stock-based compensation of $1,360,321, a decrease to cash from a change in prepaid expenses of $577,926 and an increase to cash from a change in accounts payable of $733,988. We expect net cash used in operating activities to increase going forward as we pursue additional product development and enforcement of our patent rights.
     Net cash used in investing activities was approximately $52,177 for the period from August 2, 2005 (date of inception) to September 30, 2007, for the purchase of property and equipment.

     Net cash provided by financing activities was approximately $5,925,414 for the period from August 2, 2005 (date of inception) to September 30, 2007, which consisted primarily of net proceeds received from the issuance of preferred stock and the issuance of convertible notes.
     The process of developing new security solutions is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will achieve market acceptance. Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may take longer to progress through the beta trials than had been anticipated, may not be able to achieve the pre-defined endpoint due to changes in the environment, may fail to receive necessary approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. For these reasons, we are unable to predict the period in which material net cash inflows will commence with respect to our security products under development.
     From inception, VirnetX, Inc.’s development efforts have been focused on our security products.
Research and Development Expenses
     Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.
     The Company’s research and development expenses increased significantly from $56,000 for the period from August 2, 2005 (date of inception) to December 31, 2005 to $554,187 for the full year ended December 31, 2006, to $468,240 for the nine-month period ended September 30, 2007 primarily as a result of increased engineering activities for product development. We expect research and development expenses to increase significantly as employees are hired to provide in-house research and development while we continue to use outside contractors for additional product development on a limited basis.
General and Administrative Expenses
     General and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.
     The Company’s general and administrative expenses increased from $826,478 for the period from August 2, 2005 (date of inception) to December 31, 2005, to $853,488 for the full year ended December 31, 2006. The Company’s general and administrative expenses increased from $1,011,414 for the nine-month period ended September 30, 2006 to $4,103,509 for the nine-month period ended September 30, 2007. We expect general and administrative expenses to further increase significantly as outside counsel fees ramp up in connection with our patent infringement lawsuit against Microsoft Corporation and as outside counsel and accounting fees increase due to the significantly higher costs associated with becoming a public company and the associated expenses for reporting and other securities law compliance activities.

Liquidity and Capital Resources
     Since inception, the Company has financed its operations principally through private issuances of common and preferred stock. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which has included funding research and development, litigation efforts and working capital needs.
     We anticipate that our existing cash and cash equivalents will be sufficient to fund operations for at least the next six weeks. We expect that the net proceeds of a public offering of our common stock of $10,200,000, based on an assumed public offering price of $4.00 per share, which is the minimum price necessary for listing on the Nasdaq Capital Market, will be adequate to fund our operations for approximately the next 9 quarters (27 months) based on our projected monthly requirement of approximately $800,000. We expect this public offering to close in the fourth quarter of 2007. Our current cash requirement to fund our operations is approximately $350,000 per month. We anticipate our projected monthly requirements to increase significantly due to the following:
•	Increase in the number of employees

•	Increase in sales, marketing, engineering and administrative expenses

•	Increase in legal expenses
     To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all. If our currently anticipated public offering of our common stock does not close for any reason, we will need to immediately seek alternative financing sources, which may not be available on acceptable terms or at all. We cannot assure you that we will successfully commercialize our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of development efforts that may appear to be promising, the sale of certain assets, possibly including our patent portfolio, and the reduction in overall operating activities.
Off Balance Sheet Arrangements
     At September 30, 2007, the Company did not have any off-balance-sheet arrangements except for operating lease commitments discussed in the notes to the financial statements.

RISK FACTORS
Risks related to existing and future litigation
     We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.
     On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks. We seek damages and injunctive relief. On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. While these legal proceedings have just recently begun, we anticipate that they may continue for several months or years and may require significant expenditures for legal fees and other expenses. The time and effort of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business. Microsoft has counterclaimed for declarations that the three patents are not infringed are invalid and are unenforceable. If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be costly, which may negatively impact our financial condition.
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
     As a public company, our management must devote a substantially greater amount of time, attention and financial resources to compliance with U.S. securities laws than was the case for VirnetX as a private company prior to the merger with VirnetX Holding Corporation. This shift in focus may have a material adverse affect on management’s ability to effectively pursue the Microsoft litigation as well as our other business initiatives. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to Microsoft as well as any other future litigation opponents. This information will enable our litigation opponents to develop more effective litigation strategies that are contrary to our interests. We may, from time to time, be required to disclose information that will have a material adverse affect on our litigation strategies.
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
     In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Notwithstanding the foregoing, our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern and our auditors have added an emphasis paragraph to their opinion raising a question of our ability to continue as a going concern. Also, changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, or other events will all affect our ability to continue as a going concern.

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
     We will require significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop and commercialize our products and continue operations and we intend to raise such additional capital. Our current rate of expenditure is approximately $350,000 per month excluding capital expenditures. However, this rate of expenditure is expected to increase to approximately $800,000 per month by November 1, 2007 due to, among other things, our anticipated need to hire additional employees, lease additional office space and increase our research and development investment. If we raise additional equity capital our existing stockholders will experience dilution.
     We are a development stage company with virtually no revenues currently and for the foreseeable future.
     VirnetX is a development stage company with no revenues and VirnetX Holding Corporation has a very small amount of revenue from its Japan subsidiary under a single license agreement. On a consolidated basis, we have virtually no revenues and do not expect to generate additional revenues for the foreseeable future. We will need to raise additional equity financing to fund our operations and especially our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.

     If we fail to meet our obligations to SAIC, we may lose our rights to key technologies on which our business depends.
     Our business depends on our rights to and under the patents we obtained from SAIC. Our agreements with SAIC impose various obligations on us, including payment obligations and minimum royalties that we must pay to SAIC. If SAIC believes that we have failed to meet these obligations, SAIC could seek to limit or reacquire the assigned patent rights, which could lead to costly and time-consuming litigation and, potentially, a loss of our rights in these patents. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our rights in our patents were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely adversely affected.
     Our business model is new and unproven, and therefore we can provide no assurance that we will be successful in pursuing it.
     We intend to develop products to provide secure communication for IM and VoIP; however, this is not a defined market. Rather, it represents a new business model, for which there are no assurances that we will succeed in building a profitable business. We expect to depend on our intellectual property licensing fees for the majority of our revenues. Our ability to generate licensing fees is highly dependent on mainstream market adoption of real-time messaging and collaboration solutions based on session initiation protocol (better known as “SIP”). There can be no assurance that such adoption will occur. If we are unable to attract significant licensing fees, our operations and financial condition will be adversely affected.
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
     The addition of new infrastructure services, networks, vertical categories and affinity websites and the attention they demand, on top of the attention demanded by our pending litigation with Microsoft, may also strain our management resources. We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.
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
     Telephone carriers have petitioned governmental agencies to enforce regulatory tariffs, which, if granted, would increase the cost of online communication, and such increase in cost may impede the growth of online communication and adversely affect our business.
     The growing popularity and use of secure communications has burdened the existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service. As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over the traditional telephone networks. If any of these petitions or the relief that they seek is granted, the costs of communicating via online could increase substantially, potentially adversely affecting the growth in the use of online secure communications. Any of these developments could have an adverse effect on our business.
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
     As a public company, we will incur significant legal, accounting and other expenses that VirnetX did not incur as a private company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Additionally, with the acquisition of VirnetX and the termination of our status as a shell company, we will incur additional costs associated with our public company reporting requirements.
     In connection with an audit that was conducted of VirnetX, VirnetX’s independent auditors identified material weaknesses in VirnetX’s internal controls over financial reporting.
     Prior to the merger between VirnetX Holding Corporation and VirnetX, as a development stage, privately held company, VirnetX historically did not maintain formal or documented internal controls over financial reporting of the same character as is generally maintained by public companies. Prior to its preparations for the merger, VirnetX utilized the cash basis of accounting and was not required to have its financial statements audited or reviewed. Prior to the merger, VirnetX engaged independent auditors to audit its financial statements for certain prior periods. We have been informed that during the course of that audit, VirnetX’s independent auditors concluded that VirnetX’s internal controls over financial reporting suffer from certain “material weaknesses” as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. Since VirnetX is now our wholly-owned subsidiary, the material weaknesses in VirnetX’s internal controls over financial reporting will likely result in our having material weaknesses in our internal controls over financial reporting. We intend to commence a process of developing, adopting and implementing policies and procedures to address such material weaknesses that are consistent with those of small, public companies. However, that process may be time consuming and costly and there is no assurance as to when we will effectively address such material weaknesses.
     Our inability to become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act could negatively affect our stock price and limit our ability to raise additional equity financing.
     Burr, Pilger & Mayer LLP, the independent audit firm retained to audit the 2005 and 2006 financial statements for our wholly-owned subsidiary and principal operating company, VirnetX, Inc., resigned on October 26, 2007. The reason for the resignation was concern that we would not become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act by December 31, 2007 and due to an insufficient quantity of experienced resources involved with the financial reporting and period closing process. We are not currently compliant with these internal controls requirements and there can be no assurance we will be successful in becoming compliant in time for Farber Hass Hurley & McEwen, LLP, our independent audit firm, to conclude we have no “material weaknesses” and are otherwise compliant when they perform their audit with respect to our 2007 financial statements. Our lack of compliance with internal controls requirements of Section 404 of the Sarbanes Oxley Act could negatively affect our stock price, make us less attractive to our stockholders, jeopardize our listing status with Nasdaq and limit our ability to raise additional equity financing through sales of our stock.
Risks related to our stock
     Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.
     Our common stock is traded on the OTC Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on the Nasdaq Stock Market or a national stock exchange such as the American Stock Exchange. Although we have applied for listing on the Nasdaq Capital Market, there can be no assurance that we will remain listed on such exchange if accepted. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:
•	developments in our pending litigation against Microsoft;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.
     Because ownership is concentrated, you and other investors will have minimal influence on stockholder decisions.
     Our officers and directors will beneficially own a majority of the outstanding common stock after this offering. Our officers and directors will effectively control matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these officers and directors could approve or cause PASW to take actions of which you disapprove or that are contrary to your interests. This ability to exercise control over all matters requiring stockholder approval could prevent or significantly delay another company from acquiring or merging with us.
     A significant number of shares of our stock will be registered for resale by certain stockholders and sales of those shares may drive down the price of our stock.
     Prior to the merger between VirnetX Holding Corporation and VirnetX, there were only 1,665,800 shares of VirnetX Holding Corporation common stock issued and outstanding and trading on the OTC Bulletin Board. Of the 31,217,198 shares of VirnetX Holding Corporation common stock that were issued and outstanding as of October 31, 2007, there are 5,600,000 shares (including 266,667 shares underlying outstanding warrants) that will be registered for resale upon the closing of this offering. The remaining shares will be eligible for resale under

Rule 144 under the Securities Act of 1933, on the first anniversary of the closing of the merger which occurred on July 5, 2007. The SEC currently has proposed amendments to Rule 144 which could make these shares eligible for resale as early as six months after the closing of the merger. Sales of these shares may materially and adversely affect the market price of our common stock.
     Our protective provisions could make it more difficult for a third party to successfully acquire us even if you would like to sell your shares to them.
     We have a number of protective provisions that could delay, discourage or prevent a third party from acquiring the company without the approval of our Board of Directors. Our protective provisions include:
•	A staggered Board of Directors: this means that only one or two directors (since we have a five person Board of Directors) will be up for election at any given annual meeting. This has the effect of delaying the ability of stockholders to effect a change in control of the Board of Directors since it will take two annual meetings to effectively replace at least three directors which represents a majority of the Board of Directors.

•	Blank check preferred stock: our Board of Directors has the authority to establish the rights, preferences and privileges of our 10,000,000 authorized but unissued shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of common stock in a manner that is materially dilutive to exiting stockholders. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill,” but our Board of Directors will have the ability to do so in the future very rapidly and without stockholder approval.

•	Advance notice requirements for director nominations and for new business to be brought up at stockholder meetings: stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows in order to have the matter voted on at the meeting. This has the effect of giving our Board of Directors and management more time to react to stockholder proposals generally and could also have the effect of delaying a stockholder proposal to a subsequent meeting to the extent such proposal is not raised in a timely manner for an upcoming meeting.

•	Elimination of stockholder actions by written consent: this has the effect of eliminating the ability of a stockholder or a group of stockholders representing a majority of the outstanding shares to take actions rapidly and without prior notice to our Board of Directors and management or to the minority stockholders. Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.

•	Super majority requirement for stockholder amendments to the By-laws: our By-laws may be altered or amended or new By-laws adopted by the affirmative vote of at least 662/3% of the outstanding shares. This has the effect of requiring a substantially greater vote of the stockholders to approve any changes to our By-laws.

•	Elimination of the ability of stockholders to call a special meeting of the stockholders: only the Board of Directors or management can call special meetings of the stockholders. This could mean that stockholders, even those who represent a significant block of shares, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.
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
     You will incur immediate substantial dilution by purchasing securities in this offering.
     The public offering price applicable to the common stock is expected to be substantially higher than the book value per share of the common stock before the offering. By purchasing securities in this offering you will incur immediate substantial dilution. See “Dilution.”
     We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.
     We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.
     We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.
     We have no current intention of declaring or paying any cash dividends on our common stock.
     We do not plan to declare or pay any cash dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.
ITEM 3. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of the end of the period ending September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances. See discussion in Item 2 of Part 1 of this Report on Form 10-QSB under the heading “In connection with an audit that was conducted of VirnetX in connection with the merger, VirnetX’s independent auditors identified material weaknesses in VirnetX’s internal controls over financial reporting.”

Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.
PART II — OTHER INFORMATION
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
Microsoft Litigation
     We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. Discovery has begun and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. Because we have determined that Microsoft’s alleged unauthorized use of our patents would cause us severe economic harm and the failure to cause Microsoft to discontinue its use of such patents could result in the termination of our business, we have dedicated a significant portion of our economic resources, to date, to the prosecution of the Microsoft litigation and expect to continue to do so for the foreseeable future.
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
     In the near term, we will dedicate significant time and resources to the Microsoft litigation. The risks associated with such dedication of time and resources are set forth in the “Risk Factors” section of this Quarterly Report on Form 10-QSB.
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
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not Applicable.
ITEM 5. OTHER INFORMATION.
     Not Applicable.
ITEM 6. EXHIBITS
Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
Exhibit 32.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2007
VIRNETX HOLDING CORPORATION
/s/ WILLIAM E. SLINEY
William E. Sliney
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index
Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002