Form 10QSB/A
period 2007-09-30
VirnetX Holding Corp
filed 2007-12-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1
FORM 10-QSB/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33852
VIRNETX HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5615 Scotts Valley
Scotts Valley, California	95066
(Address of principal executive offices)	(Zip Code)
(831) 438-8200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act) Yes ☐ No ☑
There were 31,217,198 shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, as of October 31, 2007.
Transitional Small Business Disclosure Format (check one:) ☐ Yes ☑ No

EXPLANATORY NOTE
     This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on November 15, 2007. We are filing this form 10-QSB/A to amend our prior disclosure to provide additional details concerning our internal controls in order to better conform our disclosure in the 10-QSB/A to our disclosure on internal controls contained in our registration statement on Form SB-2 (Registration No. 333-145765) and to provide more detailed disclosure as required by Item 3 of Form 10-QSB.
     This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the revised disclosure described above:
     Part I—Item 3. Controls and Procedures
     In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION
ITEM 3. CONTROLS AND PROCEDURES
     On May 4, 2007, Burr, Pilger & Mayer LLP, the independent audit firm retained to audit the 2005 and 2006 financial statements for our wholly-owned subsidiary and principal operating company, VirnetX, Inc., sent a letter to the VirnetX board identifying several significant deficiencies and material weaknesses in our internal controls noted in connection with its audit.
     The material weaknesses identified were as follows:
•	Segregation of Duties – the Company’s small size and few employees resulted in a situation where the same individuals were responsible for multiple steps in the major transaction cycles such as cash receipts, cash disbursements and payroll.

•	Technical Accounting Function – the Company’s internal accounting staff didn’t have the public company experience necessary for more complicated accounting issues such as accounting for stock compensation expense under FAS 123R.
     The significant deficiencies identified were as follows:
•	The need for additional documentation policies and procedures

•	The need for additional information technology (IT) organizational controls

•	The need for more security with respect to access to financial software applications
     Burr, Pilger & Mayer LLP resigned on October 26, 2007 as the auditor for our wholly-owned subsidiary. The reason for the resignation was concern that we would not become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act by December 31, 2007 and due to an insufficient quantity of experienced resources involved with the financial reporting and period closing process. Following the resignation of Burr, Pilger & Mayer LLP, we promptly retained an implementation consultant recommended by our independent audit firm, Farber Hass Hurley & McEwen LLP, to institute the necessary controls and procedures in order to become compliant with Section 404 of the Sarbanes Oxley Act by December 31, 2007. We have committed significant financial and personnel resources to achieve this goal as well as to address any weaknesses in our financial reporting and period closing process. Accordingly, although we are not currently compliant with these internal control requirements, we and our implementation consultant are committed to becoming compliant by December 31, 2007 and to maintaining our compliance thereafter.
     In addition to the implementation consultant we hired to generally help us become compliant with Section 404 of the Sarbanes Oxley Act, since the date of Burr Pilger & Mayer LLP’s letter identifying material weaknesses in our internal controls, we hired a new Chief Financial Officer with significant public company experience, as well as a new bookkeeper to operate and maintain our basic accounting programs. We have begun to segregate responsibility for major transaction cycles to address the material weakness concerning segregation of duties described above. In addition, we contracted with a consultant with significant expertise in equity accounting issues to analyze and review our equity transactions on a continuing basis.
     Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the changes made to address our internal controls weaknesses and in light of the external resources we have engaged to help us with our disclosure obligations, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period ending September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances. See discussion in Item 2 of Part 1 of this Report on Form 10-QSB under the heading “In connection with an audit that was conducted of VirnetX in connection with the merger, VirnetX’s independent auditors identified material weaknesses in VirnetX’s internal controls over financial reporting.”
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
     Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
     Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
     Exhibit 32.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 10, 2007

VIRNETX HOLDING CORPORATION

/s/ WILLIAM E. SLINEY

William E. Sliney
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index
     Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
     Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
     Exhibit 32.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002