Form 10QSB/A
period 2007-09-30
VirnetX Holding Corp
filed 2007-12-20
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 2
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

EXPLANATORY NOTE
     This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on November 15, 2007. We are filing this form 10-QSB/A to amend our prior disclosure with respect to management’s conclusion as to the effectiveness of our disclosure controls.
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
     Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In light of the material weaknesses and significant deficiencies in internal controls described above, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period ending September 30, 2007. Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. See discussion in Item 2 of Part 1 of this Report on Form 10-QSB under the heading “In connection with an audit that was conducted of VirnetX in connection with the merger, VirnetX’s independent auditors identified material weaknesses in VirnetX’s internal controls over financial reporting.”
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
Date: December 20, 2007

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