Form 10-K
period 2007-12-31
VirnetX Holding Corp
filed 2008-03-31
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33852

VirnetX Holding Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5615 Scotts Valley Drive, Suite 110	95066
Scotts Valley, California	(Zip Code)
(Address of principal executive offices)

(831) 438-8200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, was $2,995,350 based upon the closing price of $4.50 on June 29, 2007. For this purpose, directors and executive officers of the Registrant are assumed to be affiliates.

34,871,125 shares of Registrant’s Common Stock were outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2008 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Form 10-K.

VirnetX Holding Corporation

*	The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the our management. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential, “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise. As used herein, “we,” “us,” “our” or the “Company” means VirnetX Holding Corporation, together with its consolidated subsidiaries where applicable.

PART I

Item 1.	Business

BUSINESS

Corporate Overview and History

We are a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging, or “IM,” and voice over internet protocol, or “VoIP.” These patents were acquired by our principal operating subsidiary from Science Applications International Corporation, or “SAIC”, a systems, solutions and technical services company based in San Diego, California. During 2007, a number of significant events occurred that affect our business and operations.

•	In February 2007, we filed a lawsuit against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, in which we allege that Microsoft infringes three of our patents. We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. We expect that this lawsuit will be time consuming and costly.

•	In July 2007 we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX, Inc., which became our principal operating subsidiary. As a result of this merger, the former securityholders of VirnetX, Inc. came to own a majority of our outstanding common stock.

•	In December 2007, we closed an underwritten public offering of 3,450,000 shares of our common stock, raising proceeds of $13,800,000 before underwriting discounts and commissions and offering expenses. In connection with this offering, our common shares, which were previously traded in the over-the-counter market under the ticker symbols “VNXH” and prior to that, “PASW”, began trading on the American Stock Exchange under the ticker symbol “VHC.”

Our principal business activities to date are our efforts to commercialize our patent portfolio. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain internet-based communications by a wholly owned Japanese subsidiary of PASW, Inc. pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.

Although we believe we may derive revenues in the future from our principal patent portfolio and are currently endeavoring to develop certain of those patents into marketable products, we have not done so to date. Because we have limited capital resources, our revenues are insignificant and our expenses, including but not limited to those we expect to incur in our patent infringement case against Microsoft, are substantial, we may be unable to successfully complete our business plans, our business may fail and your investment in our securities may become worthless. See “Risk Factors” for additional information.

Principal Products and Services

Technology and Solutions Business

Our primary strategy for our technology and solutions business is to commercialize our patented technology in the area of secure real-time communication. We are currently developing our licensing strategy around our proprietary technology. We expect to devote significant efforts to our licensing strategy and implementation of our licensing program once established.

Although we also expect to continue to generate nominal royalties payable to our Japan subsidiary pursuant to the terms of a single license agreement, this licensing revenue is likely to decrease significantly in the future.

In addition to our licensing efforts, we are also leveraging our proprietary technology to develop software products for:

•	“single-click” and “zero-click” security solutions for real-time communications; and

•	“end-to-end” security for VoIP, video conferencing and other types of peer-to-peer collaboration without degradation in quality of service.

Contract Services Business

Our primary strategy for our contract services business will be to leverage our research and development team to provide contract research, prototyping, systems integration and technical services to numerous branches of the U.S. Federal government, network service providers and other original equipment manufacturer, or “OEM,” partners. Our team is staffed with nationally accredited scientists who have experience with research and development projects concerning industry-wide security solutions as well as national security.

We are not currently providing contract services as our research and development team is focused initially on supporting our licensing efforts and our software product development efforts.

Marketing and Sales

We do not anticipate launching any new products in the marketplace until the first quarter of 2009 at the earliest. Instead, we intend to focus our efforts on our licensing program. We have entered into an exclusive intellectual property brokerage agreement with ipCapital Group, Inc. which is intended to help us develop our licensing program and generate licensing leads.

Customers and Distribution

We are a development stage company with significant ongoing investments in research and development, and we do not currently sell or distribute any of our products or services.

Competition

The enterprise telephony market has transitioned from being ’circuit-switched’, which requires two separate networks to be operated, one for data and one for voice, to ’packet-switched’ in large part to eliminate the requirement to run separate voice and data networks. The internet protocol, or “IP,” telephony industry conceived session initiation protocol, or “SIP,” to improve the setup and handling of telephone calls, and computer technologists have quickly adopted SIP to simplify all forms of real-time communications. The rapid market adoption of SIP has created the need to ensure the security of SIP before it can reach the global mainstream.

SIP is a growing protocol used for real-time communication, and we anticipate that SIP will represent a significant portion of the worldwide IP telephony market over the next five years. It has become the basis for ’next generation networks’ for unified messaging and communication. SIP uses existing protocols and services, including domain name system, or “DNS,” real-time transport protocol, or “RTP,” the session description protocol, or “SDP,” and transport layer security, or “TLS.”

A number of our competitors provide solutions for secure real-time communications. These solutions can be grouped under three main categories:

•	A session border controller, or “SBC,” is a device used in some VoIP networks to exert control over the signaling and media streams involved in setting up, conducting, and tearing down calls. SBCs are put into the signaling and/or media path between the calling and called party. In some cases, the SBC acts as the called VoIP phone and places a second call to the called party. The effect is that the signaling traffic not only crosses the SBC but the media traffic (voice, video etc.) crosses as well. We believe the security provided by an SBC is currently limited because the SBC can extend the length of the media path (the path of media packets through the network) significantly and may break the end-to-end transparency.

•	SIP firewalls (or SIP-aware firewalls) and application layer gateways manage and protect the traffic, flow and quality of VoIP and other SIP-related communications. They perform real-time network address translation, or “NAT,” and dynamic firewall functions and support multiple signaling protocols and media transcoding functionality, allowing secure traversal and interconnection of IP media streams across multiple networks.

•	Virtual private network, or “VPN,” technologies provide secure communications over unsecured networks.

We believe our technology and solutions business will compete primarily against these disparate add-on security solution providers. We believe our products will allow our OEM partners to integrate transparent and always on, end-to-end security directly into their unified messaging and communications solutions.

Our contract services business would compete primarily against in-house research and development departments of network service providers and other OEM vendors.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, proprietary know-how, issued and pending patents and technological innovation.

We have 10 issued U.S. and 8 issued foreign patents, in addition to our pending U.S. and foreign patent applications. The term of each issued U.S. and foreign patent runs through 2019. Our patents embrace a unique set of functions relating to DNS-based security mechanisms for real-time communication. If we believe that a third party is infringing on our intellectual property rights, we may negotiate with such party in an attempt to terminate its infringement. If negotiation is unsuccessful or if we believe that legal action is more appropriate, we may bring a legal action against any party we believe to be infringing on our intellectual property rights in an attempt to protect those rights.

Assignment of Patents

Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from SAIC pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We recorded the assignment from SAIC with the U.S. Patent Office on December 21, 2006.

Key terms of these agreements are as follows:

Patent Assignment.  SAIC unconditionally and irrevocably conveyed, transferred, assigned and quitclaimed all its right, title and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent Office, including, without limitation, the right to sue for past infringement.

License to SAIC Outside the Field of Use.  On November 2, 2006, we granted to SAIC an exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sublicensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use. We have, and retain, all right, title and interest to all our patents within our field of use. Our field of use is defined as the field of secure communications in the following areas: VPNs; secure VoIP; electronic mail, or “e-mail;” video conferencing; communications logging; dynamic uniform resource locators, or “URLs;” denial of service; prevention of functional intrusions; IP hopping; voice messaging and unified messaging; live voice and IP private branch exchange, or “IP PBXs”; voice web video conferencing and collaboration; IM; minimized impact of viruses; and secure SIP. Our field of use is not limited by any predefined transport mode or medium of communication (e.g., wire, fiber, wireless or mixed medium). On March 12, 2008, SAIC relinquished the November 2, 2006, exclusive right and license outside our field of use referred to above, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to SAIC a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sublicensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use.

Compensation Obligations.  As consideration for the assignment of the patents and for the rights we obtained from SAIC as amended, we are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC.

•	We are generally obligated to calculate and pay royalties quarterly to SAIC on these patents as follows: (a) 15% of all revenues generated by us in our field of use, (b) 15% of all non-license revenues generated by us outside our field of use, and (c) 50% of all license revenues generated by us outside our field of use, in each case such revenues are gross revenues less (i) trade, quantity and cash discounts allowed, (ii) commercially reasonable commissions, discounts, refunds, rebates, chargebacks, retroactive price adjustments and other allowances which effectively reduce the net selling price, and which are based on arms length terms and are customary and standard in our industry, and (iii) actual product returns and allowances.

•	We must make a minimum annual royalty payment of $50,000, with the first such payment due on July 1, 2008 and subsequent annual payments due on January 1st of each year thereafter.

•	The maximum royalty we must pay in respect of our revenue-generating activities in our field of use is $35,000,000. There is no maximum applicable to the royalty we must pay in respect of our revenue-generating activities outside our field of use.

•	We have also agreed to pay SAIC a percentage of consideration received, if any, to resolve our claims of infringement or enforcement relating to the patents and patent applications acquired from SAIC. Such percentage ranges from 10% to 35%, depending upon the nature of the consideration and the company that pays it and, in certain cases, is applied to the consideration received net of our costs incurred to obtain such consideration. Generally, such payments plus the cumulative royalties paid based upon our revenue generating activities within our field of use are subject to a maximum of $35,000,000.

Reversion to SAIC Upon Breach or Default.  We must convey, transfer, assign and quitclaim to SAIC all of our right, title and interest in and to the patents or patent applications acquired from SAIC, upon the first occurrence of the following reversion events:

•	our failure to pay SAIC an aggregate cumulative amount of at least $7,500,000 before January 1, 2014;

•	our failure to pay the $50,000 minimum annual royalty, if such failure has not been cured within 90 days after our receipt of written notice; or

•	termination of the agreement with SAIC, as amended, during the period prior to the date of our full payment of the $35,000,000 maximum cumulative royalty amount; provided such termination results from:

•	our failure to timely make payments or reports, if such failure is not cured within 30 days after our receipt of written notice;

•	our material breach of the agreement with SAIC, as amended, if such failure is not cured within 30 days after our receipt of written notice; or

•	our discontinuation of our business, our insolvency or our initiation of liquidation proceedings.

If a reversion event occurs due to our failure to pay SAIC an aggregate cumulative amount of at least $7,500,000 before January 1, 2014, then we will receive from SAIC a non-exclusive license to the reverting patents in our field of use.

Rights to Bring and Control Actions for Infringement and Enforcement.  In addition to the exclusive right to bring and control any action or proceeding with respect to infringement or enforcement of our patents, and to collect damages and fees for past, present and future infringement, both in and outside of our field of use, we also have the right to negotiate with or bring a lawsuit against any and all third parties for purposes of enforcing our patents, regardless of the field of use.

Security Agreement.  We granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure our payment obligations to SAIC described above.

Employees

As of December 31, 2007 we had nine full-time employees.

Available Information

Our internet address is www.virnetx.com. You may obtain, free of charge on our internet website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post is intended for reference purposes only; none of the information posted on our website is part of this report or incorporated by reference herein.

Item 1A.	Risk Factors

RISK FACTORS

You should carefully consider the following material risks in addition to the other information set forth in this report before making any investment decision involving our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occurs, you could lose substantial value or your entire investment in our stock.

Risks related to existing and future litigation

We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of VPNs. We seek damages and injunctive relief. On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. While these legal proceedings have just recently begun, we anticipate that they may continue for several months or years and may require significant expenditures for legal fees and other expenses. The time and effort of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business. Microsoft has counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

While we believe Microsoft infringes our patents, we can provide no assurance that we will be successful in our lawsuit.

We believe that Microsoft infringes on three of our patents, but obtaining and collecting a judgment against Microsoft may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Microsoft is a large, well-financed company with substantially greater resources than us. We believe that Microsoft will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid and are unenforceable. At this time, we cannot predict the outcome of this litigation.

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

As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws. This shift in focus may have a material adverse affect on management’s ability to effectively pursue the Microsoft litigation as well as our other business initiatives. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to Microsoft as well as any other future litigation opponents. We may, from time to time, be required to disclose information that will have a material adverse affect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

We may commence additional legal proceedings against third parties who we believe are infringing on our intellectual property rights, and such legal proceedings may be costly and time-consuming.

We may have intellectual property infringement claims against other parties in addition to our claims against Microsoft. If we decide to commence actions against any additional parties, doing so may be expensive and time-consuming, which may adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we would be successful in these additional legal proceedings. Commencing lawsuits may lead to potential counterclaims which may preclude our ability to develop and commercialize our initial products.

Risks related to our business and our industry

There is uncertainty as to our ability to continue as a going concern.

In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Notwithstanding the foregoing, changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, or other events will all affect our ability to continue as a going concern.

We anticipate incurring operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitations on our operations.

We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we increase our expenditures for:

•	our lawsuit against Microsoft;

•	infrastructure;

•	sales and marketing;

•	research and development;

•	personnel; and

•	general business enhancements.

We need to significantly increase our revenue if we are to attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

We will need additional capital to pursue our litigation strategy, conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

We will require significant additional capital from sources including equity and/or debt financings, license arrangements, grants, collaborative research arrangements and/or other sources in order to develop and commercialize our products and continue operations. If we are not able to raise additional capital when needed, our business will fail.

We are a development stage company with virtually no revenues.

We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until after our patent portfolio, or part of it, is commercialized. We will need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.

If we fail to meet our obligations to SAIC, we may lose our rights to key technologies on which our business depends.

Our business depends on our rights to and under the patents we obtained from SAIC. Our agreements with SAIC impose various obligations on us, including payment obligations and minimum royalties that we must pay to SAIC. If SAIC believes that we have failed to meet these obligations, SAIC could seek to limit or reacquire the assigned patent rights, which could lead to costly and time-consuming litigation and, potentially, a loss of our rights in these patents. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. The loss or restriction of our rights in our patents would result in our inability to continue our business.

Our business model is new and unproven, and therefore we can provide no assurance that we will be successful in pursuing it.

We intend to develop products to provide secure communication for IM and VoIP; however, this is not a defined market. Rather, it represents a new business model, for which there are no assurances that we will succeed in building a profitable business. We expect to depend on our intellectual property licensing fees for the majority of our revenues. Our ability to generate licensing fees is highly dependent on mainstream market adoption of real-time messaging and collaboration solutions based on SIP. There can be no assurance that such adoption will occur. If we are unable to attract significant licensing fees, our operations and financial condition will be adversely affected.

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

These competitors are likely to command a larger market share than us, which may enable them to establish a stronger competitive position, in part, through greater marketing opportunities. Further, our competitors may be able to respond more quickly to new or emerging technologies and changes in user preferences and to devote greater resources to developing and operating networks of affinity websites. These competitors may develop products or services that are comparable or superior. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Our business model depends on our ability to successfully develop and operate our networks and deploy new offerings and technology.

If we successfully develop and commercialize products, there can be no assurances that we will not experience reliability problems in the future. Any reliability problems that adversely affect our ability to operate our networks would likely reduce revenues and restrict the growth of our business. Our future success will also depend in part on other factors, including, but not limited to, our ability to:

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

We intend to significantly expand the scope of our operating and financial systems in order to build our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	the need for continued development of the financial and information management systems;

•	the need to manage relationships with future licensees, resellers, distributors and strategic partners;

•	the need to hire and retain skilled management, technical and other personnel necessary to support and manage our business; and

•	the need to train and manage our employee base.

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

The development of our planned products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively. Updating our technology internally and licensing new technology from third-parties may also require us to incur significant additional expenditures.

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

The success of our products that secure enterprise VoIP service depends on the growth in the number of VoIP users, which in turn depends on wider public acceptance of VoIP telephony. The VoIP communications medium is in its early stages and may not develop a broad audience. Potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived convenience. Potential users may also view more familiar online communication methods, such as e-mail or IM, as sufficient for their communications needs. There is no assurance that VoIP will ever achieve broad public acceptance.

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

Disputes regarding the ownership of technologies and intellectual property rights are common and likely to arise in the future. We have already begun legal proceedings against Microsoft to defend our intellectual property rights, and we may be forced to litigate against others to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation is likely to be very costly and distract our management from focusing on operating our business. The existence and outcome of any such litigation could harm our business. Additionally, any such costs we incur to defend or protect our intellectual property rights could greatly impact our financial condition.

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

VoIP services are not currently subject to all of the same regulations that apply to traditional telephony. It is possible that federal and state legislatures may seek to impose increased fees and administrative burdens on VoIP, data and video providers. The U.S. Federal Communications Commission may seek to impose traditional telephony requirements such as disability access requirements, consumer protection requirements, number assignment and portability requirements and other obligations. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode the pricing advantage over competing forms of communication and adversely affect consumer adoption of VoIP products generally.

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

We may explore expanding our business to outside the United States. Expansion into international markets requires significant management attention and financial resources. In addition, we may face the following risks associated with any expansion outside the United States:

•	challenges caused by distance, language and cultural differences;

•	legal, legislative and regulatory restrictions;

•	currency exchange rate fluctuations;

•	economic instability;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	potentially adverse tax consequences; and

•	other higher costs associated with doing business internationally.

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

Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as engineers. Inability to attract and retain such personnel could adversely affect our business. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel.

We will incur significant costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that VirnetX, Inc. did not incur as a private company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, and these costs could be material to us.

In connection with audits of our financial statements, our independent auditors identified material weaknesses in our internal controls over financial reporting.

During the course of these audits, our independent auditors concluded that our internal controls over financial reporting suffered from certain “material weaknesses” as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants.

Farber Hass Hurley LLP noted the following matters involving our internal control over financial reporting that are considered to be material weaknesses in connection with their audit of our 2007 financial statements:

•	Farber Hass Hurley LLP proposed and we recorded adjustments to our accounting for equity transactions during 2007.

•	Farber Hass Hurley LLP noted that our controls over financial disclosures need to be improved.

•	Farber Hass Hurley LLP noted that certain expenses within 2007 were not timely accrued prior to receipt of billing statements.

Prior to becoming our subsidiary VirnetX, Inc., was a development stage, privately held company that historically did not formalize or document internal controls over financial reporting, utilized the cash basis of accounting and was not required to have its financial statements audited or reviewed. Prior to becoming our subsidiary, VirnetX, Inc. engaged independent auditors to audit its financial statements for certain prior periods. During the course of that audit, VirnetX, Inc.’s independent auditors concluded that VirnetX, Inc.’s internal controls over financial reporting suffered from certain “material weaknesses” and “significant deficiencies” over its internal controls over financial reporting as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. Because VirnetX, Inc. is now our wholly-owned subsidiary, the material weaknesses in VirnetX, Inc.’s internal controls over financial reporting have resulted in our having material weaknesses and significant deficiencies in our internal controls over financial reporting. We have commenced a process of developing, adopting and implementing policies and procedures to address such material weaknesses. However, that process has been and may continue to be time consuming and costly and there is no assurance as to when we will effectively address such material weaknesses and significant deficiencies.

Our inability to become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act could negatively affect our stock price and limit our ability to raise additional financing.

Burr, Pilger & Mayer LLP, the independent audit firm retained to audit the 2005 and 2006 financial statements for our principal operating subsidiary and principal operating resigned on October 26, 2007. The reason for the resignation was concern that we would not become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act by December 31, 2007 and due to an insufficient quantity of experienced resources involved with the financial reporting and period closing process. Our management has concluded that, as of December 31, 2007, we were not compliant with these internal control requirements and, although we are pursuing compliance, there can be no assurance we will be successful in becoming compliant in future periods. Our lack of compliance with internal controls requirements of Section 404 of the Sarbanes Oxley Act could negatively affect our stock price, make us less attractive to our stockholders, jeopardize our listing status and limit our ability to raise additional financing.

Risks related to our stock

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock is listed on the American Stock Exchange, or AMEX, but its daily trading volume has been limited and sporadic. Also, there can be no assurance that we will remain listed on the AMEX. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	developments in our pending litigation against Microsoft;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

Because ownership of our common shares is concentrated, you and other investors will have minimal influence on stockholder decisions.

As of March 14, 2008, our officers and directors owned an aggregate of 10,838,960 shares, or 31.1% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or 13.7% of our outstanding common stock have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence shareholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Large portions of our outstanding common shares will be released from contractual restrictions on July 5, 2008 and December 31, 2008, and sales of those shares may drive down the price of our stock.

Stockholders who received our common shares as a result of the merger between PASW, Inc. and VirnetX, Inc. entered into a Company Lock-Up Agreement restricting sales of their shares until July 5, 2008. Subsequently, certain of our stockholders signed a Lock-Up Agreement with our underwriter in connection with our recent public offering, which restricts sales of their shares until December 31, 2008. The current trading price may not be reflective of what the price will be once the shares issued pursuant to the merger and not subject to the underwriter’s Lock-Up Agreement are released from the Company’s Lock-Up Agreement on July 5, 2008 and once the additional shares subject to the underwriters’ Lock-Up Agreement are released on December 31, 2008. Sales of such shares may drive down the price of our stock. The 15,796,786 shares that will become eligible for trading on July 5, 2008 represent 45.3% of our outstanding common stock as of March 14, 2008. The 8,489,545 shares that will subsequently become eligible for trading on December 31, 2008 represent 24.1% of our outstanding common stock as of March 14, 2008.

Our protective provisions could make it more difficult for a third party to successfully acquire us even if you would like to sell your shares to them.

We have a number of protective provisions that could delay, discourage or prevent a third party from acquiring control of us without the approval of our Board of Directors. Our protective provisions include:

•	A staggered Board of Directors: this means that only one or two directors (since we have a five person Board of Directors) will be up for election at any given annual meeting. This has the effect of delaying the ability of stockholders to effect a change in control of us since it would take two annual meetings to effectively replace at least three directors which represents a majority of the Board of Directors.

•	Blank check preferred stock: our Board of Directors has the authority to establish the rights, preferences and privileges of our 10,000,000 authorized but unissued shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of common stock in a manner that is materially dilutive to exiting stockholders. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill,” but our Board of Directors has the ability to do so in the future very rapidly and without stockholder approval.

•	Advance notice requirements for director nominations and for new business to be brought up at stockholder meetings: stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows and in very specific form in order to have the matter voted on at a stockholder meeting. This has the effect of giving our Board of Directors and management more time to react to stockholder proposals generally and could also have the effect of disregarding a stockholder proposal or deferring it to a subsequent meeting to the extent such proposal is not raised properly.

•	No stockholder actions by written consent: no stockholder or group of stockholders may take actions rapidly and without prior notice to our Board of Directors and management or to the minority stockholders. Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.

•	Super majority requirement for stockholder amendments to the By-laws: stockholder proposals to alter or amend our By-laws or to adopt new By-laws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares.

•	Elimination of the ability of stockholders to call a special meeting of the stockholders: only the Board of Directors or management can call special meetings of the stockholders. This could mean that stockholders, even those who represent a significant block of our shares, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

“Penny stock” regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock could be subject to these rules that impose additional sales practice and disclosure requirements on broker-dealers who sell our securities. If our stock is considered a “penny stock,” our trading volume and/or our stock price may decline.

Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price.

The trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose or fail to gain visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares. The holders of any debt securities or instruments we may issue would have rights superior to the rights of our common stockholders.

We have no current intention of declaring or paying any cash dividends on our common stock.

We do not plan to declare or pay any cash dividends on our common stock. Our current policy is to use all funds and any earnings in the operation and expansion of our business.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are 975 square feet located at 5615 Scotts Valley Drive, Suite 110, Scotts Valley, California 95066. We are in negotiations for additional office space. We have no other properties.

Item 3.	Legal Proceedings

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

Although we believe Microsoft infringes three of our patents and we intend to vigorously prosecute this case, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty. Additionally, the Microsoft litigation will be costly and time-consuming, and we can provide no assurance that we will obtain a judgment against Microsoft for damages and/or injunctive relief. Should the District Court issue a judgment in favor of Microsoft, and in connection with such judgment determine that we had acted in bad faith or with fraudulent intent, or we were otherwise found to have exhibited inequitable conduct, the Court could award attorney fees to Microsoft, which would be payable by us.

In the near term, we will dedicate significant time and resources to the Microsoft litigation. The risks associated with such dedication of time and resources are set forth in the Risk Factors section of this report.

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

Currently, we are not a party to any other pending legal proceedings, and are not aware of any proceeding threatened or contemplated against us by any governmental authority or other party.

Item 4.	Submission of Matters to a Vote of Security Holders

Pursuant to an action by stockholders effective October 18, 2007, on October 29, 2007, we filed an Amended and Restated Certificate of Incorporation in Delaware and amended our By-laws to, among other things, effectuate a 1-for-3 reverse stock split of our stock and enact certain protective provisions, as described below:

•	A staggered board of directors: such that only one or two directors of our five person board will be up for election at any given annual meeting.

•	Elimination of stockholder actions by written consent: such that stockholders will only be able to act at a duly noticed meeting of the stockholders in the future.

•	Super majority requirement for stockholder amendments to the By-laws: such that it will take the affirmative vote of at least 66 2/3% of the outstanding shares to amend our By-laws in the future.

The voting was as follows: 15,694,208 shares of our 31,217,198 outstanding shares on that date signed written consents.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was previously traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbols “VNXH” and prior to that “PASW.” On December 26, 2007, our common stock began trading on the AMEX under the symbol “VHC.” The following table shows the price range of our common stock, as reported on the OTC Bulletin Board and on the American Stock Exchange for each quarter ended during the last two fiscal years on a post-split basis.

Quarter Ended	High	Low

3/31/06	$0.60	$0.36
6/30/06	$0.53	$0.21
9/30/06	$0.50	$0.30
12/31/06	$0.90	$0.36
3/31/07	$5.97	$0.63
6/30/07	$5.10	$3.33
9/30/07	$5.10	$3.96
12/31/07	$6.75	$4.08

The closing price of our common stock on the AMEX on March 14, 2008 was $6.50 per share.

Holders

As of March 14, 2008, we had 109 stockholders of record.

Dividends

We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 17, 1998, we adopted an equity incentive program. Under this program, we may grant incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and rights to acquire restricted stock to employees, directors and consultants (except for incentive stock options which may only be granted to employees). In connection with the merger between VirnetX Holding Corporation and VirnetX, Inc. we assumed and our Board of Directors has adopted the VirnetX 2005 Stock Plan as amended to cover awards of shares of our common stock. The total number of shares of our common stock reserved for issuance under the VirnetX Plan is 11,624,469, of which as of December 31, 2007, there were 3,051,392 shares remaining available for future grants. We intend to seek the approval of our stockholders for the adoption of the VirnetX Plan no later than July 4, 2008.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,608,595	2.94	3,051,392
Total	4,608,595	2.94	3,051,392

Recent Sales of Unregistered Securities

Not applicable.

Comparison of 5 Year Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VirnetX Holding Corp, The S&P 500 Index
And The RDG Technology Composite Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
VirnetX Holding Corp(1)	100.00	400.00	666.67	800.00	1933.33	13066.67
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
RDG Technology Composite	100.00	150.41	153.60	158.73	174.21	201.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

(1) Includes the historical change in share price.

Item 6.	Selected Financial Data

			Period From
			August 5, 2005
			(Date of Inception)
			to December 31,
	2007	2006	2005

Consolidated Statement of Operations Data:
Revenue	$74,866	$0	$0
Operating expenses	8,725,210	1,407,675	882,478
Net loss	(8,692,164)	(1,401,339)	(882,478)
Loss per share	$(.36)	(.08)	$(.06)
Consolidated Balance Sheet Data
Cash and cash equivalents	$8,589,447	$139,997	$86,552
Total assets	9,279,166	195,123	147,722
Long-term obligations	204,000	0	0
Shareholder equity (deficit)	$8,495,376	$107,737	$(82,278)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this prospectus. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Risk Factors” and “Forward-Looking Statements” for a discussion of these risks and uncertainties.

Recent Events

On July 5, 2007 VirnetX, Inc., a Delaware corporation, entered into a binding agreement and plan of merger with VirnetX Holding Corporation, a Delaware corporation (formerly, PASW, Inc.). Under the terms of the agreement, on July 5, 2007, VirnetX Holding Corporation and VirnetX, Inc. consummated a reverse triangular merger in which VirnetX Holding Corporation’s wholly-owned acquisition subsidiary merged with and into VirnetX, Inc. with VirnetX, Inc. as the surviving corporation in the merger. As a result of the merger, VirnetX, Inc. became a wholly-owned subsidiary of VirnetX Holding Corporation and the pre-merger stockholders of VirnetX, Inc. exchanged their shares in VirnetX, Inc. for shares of common stock of VirnetX Holding Corporation. The key terms of the merger include the following:

•	the officers and directors of VirnetX Holding Corporation, except for the chief financial officer, were replaced upon completion of the transaction so that the officers and directors of VirnetX, Inc. became the officers and directors of VirnetX Holding Corporation;

•	VirnetX, Inc.’s convertible notes payable of $1,500,000 and $3,000,000 of funds held in escrow were converted into VirnetX Holding Corporation common stock in July 2007; and

•	on a post-split basis, VirnetX Holding Corporation issued 29,551,398 shares of its common stock and stock options to purchase 1,743,670 shares of common stock from the pre-merger shareholders and option holders of VirnetX, Inc. in exchange for 100% of the issued and outstanding capital stock and securities of VirnetX, Inc. Additionally, VirnetX Holding Corporation issued to MDB Capital Group, LLC and its affiliates, warrants to purchase an aggregate of 266,667 shares of common stock of VirnetX Holding Corporation pursuant to the provisions of the MDB Service Agreement, which was assumed by VirnetX Holding Corporation from VirnetX, Inc. in connection with the merger.

In light of the foregoing, for accounting purposes, VirnetX, Inc. has been treated as the acquiror of VirnetX Holding Corporation.

We recently entered into Amendment No. 2 to Patent License and Assignment Agreement with SAIC, dated as of March 12, 2008, pursuant to which SAIC agreed to relinquish the earlier contracted exclusive grant back license outside our field of use, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to SAIC a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sublicensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use.

We recently entered into an Intellectual Property Brokerage Agreement with ipCapital Group, Inc., a Delaware corporation (“ipCapital”), dated as of March 13, 2008. Pursuant to this agreement, ipCapital has agreed to introduce us to five mutually agreed third parties that might agree to become strategic licensees of our technology, in exchange for 10% of the royalties of each resulting licensing arrangement up to a maximum amount of $2,000,000 per licensee or $10,000,000 in the aggregate.

We recently entered into an Engagement Letter for Strategic Intellectual Property Licensing and Training with ipCapital, dated as of March 12, 2008. Pursuant to this engagement letter, ipCapital has been hired to help us develop our licensing strategy and provide marketing training to us for a fee of $75,000.

Company Overview

We are a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging, or “IM,” and voice over internet protocol, or “VoIP.” These patents were acquired by our principal operating subsidiary from Science Applications International Corporation, or “SAIC”, a systems, solutions and technical services company based in San Diego, California. During 2007, a number of significant events occurred that affect our business and operations.

•	In February 2007, we filled a lawsuit against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division in which we allege that Microsoft infringes three of our patents. We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. We expect that this lawsuit will be time consuming and costly.

•	In July 2007 we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX, Inc., which became our principal operating subsidiary. As a result of this merger, the former securityholders of VirnetX, Inc. came to own a majority of our outstanding common stock.

•	In December 2007, we closed an underwritten public offering of 3,450,000 shares of our common stock, raising gross proceeds of $13,800,000 before underwriting discounts and commissions and offering expenses. In connection with this offering, our common shares began trading on the American Stock Exchange under the ticker symbol “VHC.”

Our principal business activities to date are our efforts to commercialize our patent portfolio. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain internet-based communications by a wholly owned Japanese subsidiary of PASW pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.

Although we believe we may derive revenues in the future from our principal patent portfolio and are currently endeavoring to develop certain of those patents into marketable products, we have not done so to date. Because we have limited capital resources, our revenues are insignificant and our expenses, including but not limited to those we expect to incur in our patent infringement case against Microsoft, are substantial, we may be unable to successfully complete our business plans, our business may fail and your investment in our securities may become worthless. See “Risk Factors” for additional information.

We are in the development stage and consequently we are subject to the risks associated with development stage companies, including the need for additional financings; the uncertainty that our licensing program development efforts will produce revenue bearing licenses for us, the uncertainty that our development initiatives will produce successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, we will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve impairment of long-lived assets, income taxes, fair value of financial instruments and stock-based compensation.

Impairment of Long-Lived Assets

We identify and record impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable, but not less than annually. Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments

Carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate their fair values due to their short maturities.

Stock-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Using the modified retrospective transition method of adopting SFAS 123(R), the financial statements presented herein reflect compensation expense for stock-based awards as if the provisions of SFAS 123(R) had been applied from the date of our inception.

In addition, as required by Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity investments issued as they vest over the performance period.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated

Financial Statements — an amendment to ARB No. 51.” These Standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and, remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retroactively. The implementation of these standards is not expected to have a material impact on the consolidated statements of operations or financial position.

In December 2009, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements.” This standard provides guidance regarding financial statement presentation and disclosure of collaborative agreements, as defined, which includes arrangements regarding the developing and commercialization of products and product candidates. EITF 07-01 is effective as of January 1, 2009. Implementation of this standard is not expected to have a material impact on the consolidated statements of operations or financial position.

In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” This standard requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period the related goods are delivered or services are performed. EITF No. 07-3 became effective as of January 1, 2008 and it did not have a material impact on the consolidated statements of operations or financial position upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. The Company must adopt these requirements no later than the first quarter of 2008.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

Operations

Revenue — Royalties

We have generated only nominal revenue of $74,866 during the period from July 5, 2007 (the closing date of the merger between us and VirnetX, Inc.) to December 31, 2007. We generated no revenue prior to July 5, 2007. Our revenue in 2007 was solely limited to the royalties earned under our single license agreement through our Japan subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to seek additional licenses or other revenue through our Japan subsidiary.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses increased from $56,000 for the period from August 2, 2005 (date of inception) to December 31, 2005 to $554,187 for 2006 and to $684,316 for 2007, primarily as a result of increased engineering activities for product development. We expect research and development expenses to increase as employees are hired to provide in-house research and development. While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.

General and Administrative Expenses

General and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our general and administrative expenses increased from $826,478 for the period from August 2, 2005 (date of inception) to December 31, 2005, to $853,488 for 2006 and to $8,040,894 for 2007.

Within general and administrative expenses, professional fees, primarily legal fees, increased from $12,481 in the period from August 2, 2005 (date of inception) to December 31, 2005 to $133,199 in 2006 and to $5,286,525 in 2007. The fees were incurred to pursue the litigation with Microsoft, assist in the merger between VirnetX, Inc. and VirnetX Holding Corporation, audit the financial statements, assist in obtaining financing and to assist in contract negotiations and in general corporate matters. Legal fees may continue to increase as our patent infringement litigation moves forward and we incur the costs associated with being an SEC reporting company.

Also within general and administrative, compensation expenses changed from $799,920 in the period from August 2, 2005 (date of inception) to December 31, 2005 to $613,757 in 2006 and to $2,152,000 in 2007. The compensation expense was higher in 2005 than 2006 due to the higher proportion of stock based compensation expense in 2005. The increase from 2006 to 2007 is due principally to stock-based compensation expense related to stock options granted to our employees and directors and an increase in the number of our employees as we added resources to comply with reporting requirements.

Other general and administrative expenses increased from $14,077 in the period from August 2, 2005 (date of inception) to December 31, 2005 to $106,532 in 2006 and to $602,639 in 2007 as we incurred costs related to building our infrastructure, litigation support and completing the merger.

Liquidity and Capital Resources

We are in the development stage and have raised capital since our inception through the issuance of our equity securities. As of December 31, 2007, we had approximately $8,589,000 in cash. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs.

We anticipate that our existing cash and cash equivalents will be sufficient to fund operations for at least the next 12 months. We believe that our 2008 cash requirement to fund our operations will average approximately $550,000 per month and, in 2009 we expect to increase to approximately $850,000 per month. We anticipate our projected monthly cash requirements will increase significantly as we increase our expenditures for:

•	our lawsuit against Microsoft;

•	infrastructure;

•	sales and marketing;

•	research and development;

•	personnel; and

•	general business enhancements.

The process of developing new security solutions is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will achieve market acceptance. Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may take longer to progress through the beta trials than had been anticipated, may not be able to achieve the pre-defined endpoint due to changes in the environment, may fail to receive necessary approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. For these reasons, we are unable to predict the period in which material net cash inflows will commence with respect to our licensing program under development and our software products under development.

To obtain additional capital when needed, we expect to evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all. We cannot assure you that we will successfully commercialize our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit. If we are unable to obtain additional capital, we may be required to cease operations or to reduce cash used in our business, including the termination of development efforts that may appear to be promising, the sale of our patent portfolio or other assets, the abandonment of our litigation with Microsoft or others and the reduction in overall operating activities.

Off Balance Sheet Arrangements

At December 31, 2007, we did not have any off balance sheet arrangements except for operating lease commitments and the contingent portion of our royalty obligation under our royalty agreement with SAIC as discussed in the notes to the financial statements.

Internal Controls

Farber Hass Hurley LLP, the registered independent public accounting firm engaged to audit our 2007 financial statements, informed us of certain material weaknesses in internal controls noted in connection with its audit.

The material weaknesses identified were as follows:

•	Farber Hass Hurley LLP proposed and we recorded adjustments to our accounting for equity transactions during 2007.

•	Farber Hass Hurley LLP noted that our controls over financial disclosures need to be improved.

•	Farber Hass Hurley LLP noted that certain expenses within 2007 were not timely accrued prior to receipt of billing statements.

On May 4, 2007, Burr, Pilger & Mayer LLP, the independent audit firm retained to audit the 2005 and 2006 financial statements for our wholly-owned subsidiary and principal operating company, VirnetX, Inc., informed VirnetX, Inc. of material weaknesses and significant deficiencies in internal controls noted in connection with its audit.

The material weaknesses identified were as follows:

•	Segregation of Duties — our small size and few employees resulted in a situation where the same individuals were responsible for multiple steps in transaction cycles such as cash receipts, cash disbursements and payroll.

•	Technical Accounting Function — our internal accounting staff didn’t have the experience necessary for more complicated accounting issues such as accounting for stock compensation expense under FAS 123R.

The significant deficiencies identified were as follows:

•	The need for additional documentation policies and procedures.

•	The need for additional information technology (IT) organizational controls.

•	The need for more security with respect to access to financial software applications.

Burr, Pilger & Mayer LLP resigned on October 26, 2007 as the auditor for VirnetX, Inc. The reason for the resignation was concern that we would not become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act by December 31, 2007 and due to an insufficient quantity of experienced resources involved with the financial reporting and period closing process. Following the resignation of Burr, Pilger & Mayer LLP, we promptly retained an implementation consultant recommended by our independent audit firm, Farber Hass Hurley LLP, in order to institute the necessary controls and procedures to become compliant with Section 404 of the Sarbanes Oxley Act. We have committed significant financial and personnel resources to achieve compliance with these internal control requirements as well as to address any weaknesses in our financial reporting and period closing process, however, we have concluded that, as of December 31, 2007, we were not compliant with these internal control requirements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Financial Statements Index

Page

Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	28
Report of Burr, Pilger & Mayer LLP, Independent Accountants	29
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2007 and December 31, 2006	30
Consolidated Statements of Operations of VirnetX Holding Corporation for the year ended December 31, 2007 and December 31, 2006 and for the periods from August 2, 2005 (date of inception) to December 31, 2005 and 2007	31
Consolidated Statements of Stockholder’s Equity (Deficit) of VirnetX Holding Corporation for the year ended December 31, 2007 and December 31, 2006 and for the periods from August 2, 2005 (date of inception) to December 31, 2005 and 2007	32
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the year ended December 31, 2007 and December 31, 2006 and for the periods from August 2, 2005 (date of inception) to December 31, 2005 and 2007	33
Notes to Financial Statements of VirnetX Holding Corporation	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheet of VirnetX Holding Corporation (the “Company”; a development stage enterprise) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007 and the period from August 2, 2005 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from August 2, 2005 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  Farber Hass Hurley LLP

Granada Hills, California
March 31, 2008

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
VirnetX, Inc.

We have audited the accompanying balance sheet of VirnetX, Inc., (a development stage enterprise) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006 and the period from August 2, 2005 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VirnetX, Inc., as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006 and for the period from August 2, 2005 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  Burr, Pilger & Mayer LLP

Palo Alto, CA
April 30, 2007, except for the
effects of the 1-for-3 reverse
stock split discussed in Note 1
as to which the date is March 31, 2008.

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$8,589,447	$139,997
Accounts receivable	5,860	—
Prepaid expenses and other current assets	399,201	26,945

Total current assets	8,994,508	166,942
Property and equipment, net	32,658	27,087
Intangible and other assets	252,000	1,094

Total assets	$9,279,166	$195,123

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$531,790	$87,386
Current portion of long-term obligation	48,000	—

Total current liabilities	579,790	87,386

Long-term obligation, net of current portion	204,000	—
Commitments and contingencies:	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares and 12,285,715, shares at December 31, 2007 and December 31, 2006, respectively
Issued and outstanding: 0 shares and 1,404,000 shares, at December 31, 2007 and December 31, 2006, respectively Liquidation preference: $0 and $1,404,000, at December 31, 2007 and December 31, 2006, respectively		1,377,625
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares and 20,000,000 shares, at December 31, 2007 and December 31, 2006, respectively
Issued and outstanding: 34,667,214 shares and 17,582,009 shares, at December 31, 2007 and December 31, 2006, respectively	3,467	1,758
Additional paid-in capital	19,467,890	1,012,321
Due from stockholder	—	(150)
Deficit accumulated during the development stage	(10,975,981)	(2,283,817)

Total stockholders’ equity (deficit)	8,495,376	107,737

Total liabilities and stockholders’ equity (deficit)	$9,279,166	$195,123

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from	Cumulative from
			August 2, 2005	August 2, 2005
	Year Ended	Year Ended	(Date of Inception) to	(Date of Inception) to
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007

Revenue — Royalties	$74,866	$—	$—	$74,866
Operating expenses:
Research and development	684,316	554,187	56,000	1,294,503
General and administrative	8,040,894	853,488	826,478	9,818,282

Total operating expenses	8,725,210	1,407,675	882,478	11,015,363

Loss from operations	(8,650,344)	(1,407,675)	(882,478)	(10,940,497)
Interest and other income (expense), net	(41,820)	6,336	—	(35,484)

Net loss	$(8,692,164)	$(1,401,339)	$(882,478)	$(10,975,981)

Basic and diluted loss per share	$(.36)	$(.08)	$(.06)

Weighted average shares outstanding	24,312,287	17,087,462	15,217,092

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Deficit
							Accumulated	Total
					Additional		During	Stockholders’
	Series A Preferred Stock		Common Stock		Paid-in	Due from	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholder	Stage	(Deficit)

Balance at inception (August 2, 2005)	—	$—	—	$—	$—	$—	$—	$—
Common stock issued to founders	—	—	13,285,107	1,329	(1,129)	—	—	200
Proceeds from issuance of restricted stock units to employees at $0.0001 per share in October 2005	—	—	3,321,277	332	(252)	—	—	80
Stock-based compensation from restricted stock units	—	—	—	—	799,920	—	—	799,920
Net loss	—	—	—	—	—	—	(882,478)	(882,478)

Balance at December 31, 2005	—	—	16,606,384	1,661	798,539	—	(882,478)	(82,278)
Proceeds from issuance of preferred stock at $1.00 per share in February 2006, net of issuance cost of $26,375	1,404,000	1,377,625	—	—	—	—	—	1,377,625
Proceeds from issuance of restricted stock units to employees at $0.01 per share in March and October 2006	—	—	975,625	97	1,953	(150)	—	1,900
Stock-based compensation:
restricted stock units	—	—	—	—	130,210	—	—	130,210
Stock-based compensation:
employee stock options	—	—	—	—	81,619	—	—	81,619
Net loss	—	—	—	—	—	—	(1,401,339)	(1,401,339)

Balance at December 31, 2006	1,404,000	1,377,625	17,582,009	1,758	1,012,321	(150)	(2,283,817)	107,737

Proceeds from exercise of options			124,548	12	29,988			30,000

Shares issued for merger			1,665,800	167	—			167

Debt converted to stock, net			2,016,016	202	1,499,648	150		1,500,000

Stock issued for cash at $.75 per share, net			4,000,000	400	2,953,249			2,953,649

Stock issued for cash at $4.00 per share, net			3,450,000	345	11,776,773			11,777,118

Stock based compensation					818,869			818,869

Preferred stock converted to common stock	(1,404,000)	(1,377,625)	5,828,841	583	1,377,042			—

Net loss							(8,692,164)	(8,692,164)

Balance at December 31, 2007	—	$—	34,667,214	$3,467	$19,467,890	$—	$(10,975,981)	$8,495,376

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative Period
			Period from	from
			August 2, 2005	August 2, 2005
	Year Ended	Year Ended	(Date of Inception) to	(Date of Inception) to
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007

Cash flows from operating activities:
Net loss	$(8,692,164)	$(1,401,339)	$(882,478)	$(10,975,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	818,869	211,829	799,920	1,830,618
Depreciation and amortization	18,609	7,689	—	26,298
Changes in assets and liabilities:
Prepaid expenses and other current assets	(392,256)	34,225	(61,170)	(419,201)
Other assets	—	(1,094)	—	(1,094)
Accounts payable	444,404	87,386	—	531,790

Net cash used in operating activities	(7,802,538)	(1,061,304)	(143,728)	(9,007,570)

Cash flows from investing activities:
Purchase of property and equipment	(22,955)	(34,776)	—	(57,731)
Cash acquired in acquisition	14,009			14,009

Net cash used in investing activities	(8,946)	(34,776)	—	(43,722)

Cash flows from financing activities:
Issuance of notes payable	250,000			250,000
Repayment of notes payable	(250,000)			(250,000)
Proceeds from issuance of preferred stock, net of issuance costs		1,147,625	—	1,147,625
Proceeds from issuance of restricted stock units		1,900	280	2,180
Proceeds from advance from preferred stockolders		—	230,000	230,000
Proceeds from exercise of options	30,000			30,000
Proceeds from convertible debt	1,500,000			1,500,000
Proceeds from sale of common stock	14,730,934			14,730,934

Net cash provided by financing activities	16,260,934	1,149,525	230,280	17,640,739

Net increase in cash and cash equivalents	8,449,450	53,445	86,552	8,589,447
Cash and cash equivalents, beginning of period	139,997	86,552	—	—

Cash and cash equivalents, end of period	$8,589,447	$139,997	$86,552	$8,589,447

Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$800	$800	$—	$1,600

Cash paid during the year for interest	41,630	—	—	41,630

Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$	$230,000	$—	$230,000
Royalty obligation assumed to obtain intangible assets	$252,000			$252,000

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1	Formation and Business of the Company

VirnetX Holding Corporation (“we,” “us,” “our” or the “Company”) are a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging, or “IM,” and voice over internet protocol, or “VoIP.”

In July 2007 we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX, Inc., which became our principal operating subsidiary. As a result of this merger, the former securityholders of VirnetX, Inc. came to own a majority of our outstanding common stock.

Under generally accepted accounting principles in the United States, the accompanying financial statements have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007. Accordingly, the accompanying statement of operations include the operations of VirnetX, Inc. from August 2, 2005 to December 31, 2007 and the operations of PASW, Inc. from July 5, 2007 to December 31, 2007. The historical share activity of VirnetX, Inc. has been retroactively restated to account for the 12.454788 to one exchange rate which was applicable to certain convertible instruments as explained in Note 10 and Note 11 and for our one for three reverse stock split which was implemented on October 29, 2007.

Our principal business activities to date are our efforts to commercialize our patent portfolio. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain internet-based communications by a wholly owned Japanese subsidiary of PASW pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.

Although we believe we may derive revenues in the future from our principal patent portfolio and are currently endeavoring to develop certain of those patents into marketable products, we have not done so to date. As such, we are in the development stage and consequently are subject to the risks associated with development stage companies, including the need for additional financings, the uncertainty that our licensing program development efforts will produce revenue-bearing licenses for us, the uncertainty that our development initiatives will produce successful commercial products as well as the uncertainty of marketing and customer acceptance of such products.

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. We have incurred net operating losses and negative cash flows from operations. At December 31, 2007, we had a deficit accumulated in the development stage of $10,975,891. However, management believes the $8,589,000 cash on hand at December 31, 2007 is sufficient to meet our working capital needs for 2008 or until significant revenue is generated from operations.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the VirnetX Holding Company, a development stage enterprise, and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

These financial statements reflect the historical results of VirnetX, Inc. and subsequent to the merger date of July 5, 2007, the historical consolidated results of VirnetX Holding Corporation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin 104. We are a licensor of software and generate revenue primarily from the one-time sales of licensed software. Generally, revenue is recognized upon shipment of the licensed software. For multiple element license arrangements, the license fee is allocated to the various elements based on fair value. When a multiple element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to each function is recognized ratably over the term of the arrangement.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the accelerated and straight line methods over the estimated useful lives of the assets, which range from five to seven years. Repair and maintenance costs are charged to expense as incurred.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at one financial institution in the United States. Deposits held with this financial institution may exceed the amount of insurance provided on such deposits. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year ended December 31, 2007 we had, at times, funds that were uninsured. The uninsured balance at December 31, 2007 was in excess of $8,000,000. We have not experienced any losses on our deposits of cash and cash equivalents.

Intangible Assets

We record intangible assets at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives, which can range from 3 to 15 years, on either a straight line basis or as revenue is generated by the assets.

Impairment of Long-Lived Assets

We identify and record impairment losses on intangible and other long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

Research and Development

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff. Research and development costs are expensed as incurred. Acquired

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

research and development costs are expensed upon acquisition and are part of total research and development expense.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Effective January 1, 2007, we have adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes using the prospective method allowed by FIN 48. The adoption of FIN 48 did not have a material impact on our financial statements.

Fair Value of Financial Instruments

Carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, notes payable, and accrued liabilities approximate their fair values due to their short maturities. The carrying amount of our minimum royalty payment obligation approximates fair value because it is recorded at a discounted calculation.

Stock-Based Compensation

Our accounting for share-based compensation is in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock-options based on estimated fair values. Using the modified retrospective transition method of adopting SFAS 123(R), the herein financial statements presented reflect compensation expense for stock-based awards as if the provisions of SFAS 123(R) had been applied from the date of inception.

In addition, as required by Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Earnings Per Share

SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of share outstanding including potentially dilutive securities such as options, warrants and convertible debt. Since we incurred a loss for the period, any common stock equivalents have been excluded because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” These Standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

and development, and, remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retroactively. The implementation of these standards is not expected to have a material impact on the consolidated statements of operations or financial position.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements.” This standard provides guidance regarding financial statement presentation and disclosure of collaborative agreements, as defined, which includes arrangements regarding the developing and commercialization of products and product candidates. EITF 07-01 is effective as of January 1, 2009. Implementation of this standard is not expected to have a material impact on the consolidated statements of operations or financial position.

In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” This standard requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period the related goods are delivered or services are performed. EITF No. 07-3 became effective as of January 1, 2008 and it did not have a material impact on the consolidated statements of operations or financial position upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. The Company must adopt these requirements no later than the first quarter of 2008.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

Note 3	Property

Our major classes of property and equipment were as follows:

	December 31
	2007	2006

Office furniture	$10,129	$9,150
Computer equipment	48,827	25,626

Total	58,956	34,776
Less accumulated depreciation	(26,298)	(7,689)

	$32,658	$27,087

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2007 and 2006 was $18,609 and $7,689, respectively. There was no depreciation expense for the period from August 2, 2005 (date of inception) to December 31, 2005.

Note 4	Patent Portfolio

We have 10 issued U.S. and 8 issued foreign technology related patents, in addition to pending U.S. and foreign patent applications. The term of each issued U.S. and foreign patent runs through 2019. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Minimum annual royalty payments of $50,000 are due beginning in 2008. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. We are also generally required to pay SAIC a portion of proceeds, if any, we receive from the sale of VirnetX, Inc., or from the settlement of certain patent infringement claims of ours. We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.

Generally upon our default of our agreement with SAIC and certain other events, we are required to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration.

At December 31, 2007, in accordance with SFAS 142, “Accounting for Goodwill and Other Intangible Assets”, we recorded the fair value of the $50,000 annual guaranteed payments we have agreed to pay to SAIC in 2008 through 2012 as a liability, calculated using a discount rate of 8%. This liability will accrete interest at the 8% rate during the period it is outstanding. We recorded a related asset equal in amount to the liability as an intangible asset which will be amortized over the expected revenue generating period of our agreement with SAIC.

As of December 31, 2007, the expected amortization of the intangible assets is as follows:

2008	$48,000
2009	48,000
2010	48,000
2011	48,000
2012	48,000
Thereafter	12,000

Total	$252,000

As of December 31, 2007, the obligation matures as follows:

2008	$48,000
2009	44,000
2010	40,000
2011	36,000
2012	32,000
Thereafter	52,000

Total	$252,000

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5	Commitments

We lease our office facility under a non-cancelable operating lease that expires in March 2008.

Rent expense for the years ended December 31, 2007 and 2006 was $14,925 and $8,209 respectively. For the period from August 2, 2005 (date of inception) to December 31, 2005, there was no rent expense.

Note 6	Stock Plan

In 2005, VirnetX, Inc. adopted the 2005 Stock Plan (the “Plan”), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007. The Plan provides for the granting of stock options and restricted stock units to employees and consultants of ours. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to our employees and consultants.

Options under the Plan may be granted for period up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% or 85% of the estimated fair market value of the shares at the date of grant, respectively, and the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Shares reserved for the Plan at inception	11,624,469	—	—
Restricted stock units granted	(3,321,277)	—	—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	—	—	—

Balance at December 31, 2005	8,303,192	—	—

Restricted stock units granted	(1,058,657)	—	—
Options granted	(1,868,218)	1,868,218	$.24
Options exercised	—	—	—
Options cancelled	—	—	—

Balance at December 31, 2006	5,376,317	1,868,218	$.24

Restricted stock units granted	—	—	—
Options granted	(2,324,925)	2,324,925	4.96
Options exercised		(124,548)	.24
Options cancelled	—	—	—

Balance at December 31, 2007	3,051,392	4,068,595	$2.94

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7	Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the provision of SFAS 123(R) which requires that such issuances be recorded at their fair value on the grant date. The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

We have elected to adopt the modified retrospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing equity awards had been applied from inception.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

				Cumulative Period
				from August 2,
				2005
Stock-Based	Year Ended	Year Ended	Year Ended	(Date of Inception)
Compensation by Type	December 31,	December 31,	December 31,	to December 31,
of Award	2007	2006	2005	2007

Restricted stock units	$0	$130,210	$799,920	$930,130
Employee stock options	818,869	81,619	0	900,488

Total stock-based compensation	$818,869	$211,829	$799,920	$1,830,618

As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $8,806,496, which will be amortized as expense over an estimate weighted average vesting amortization period of approximately 3.1 years.

The fair value of each option grant was estimated on the date of grant using the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Volatility	100%	100%
Risk-free interest rate	3.32%	4.77%
Expected life	6.5 years	6 years
Expected dividends	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $4.96 and $.19 for the years ended December 31, 2007 and 2006, respectively.

The expected life was determined using the simplified method outlined in Staff Accounting Bulletin No. 107 (“SAB 107”), taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. The Company has not provided an estimate for forfeitures because the Company has no history of forfeited options and believes that all outstanding options at December 31, 2007 will vest. In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Term	Aggregate
	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at December 31, 2005	—	$—	—	$—
Options granted	1,868,218	0.24	—	—
Options exercised	—	—	—	—
Options cancelled	—	—	—	—

Outstanding at December 31, 2006	1,868,218	0.24	—	—
Options granted	2,324,925	4.96	9.7	—
Options exercised	(124,548)	0.24	—	$468,300
Options cancelled	—	—	—	—

Outstanding at December 31, 2007	4,068,595	$2.94	9.1	$12,083,727

Intrinsic value is calculated at the difference between the market price of the Company’s stock on the last trading day of the year ($6.50) and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

The following table summarizes information about stock options at December 31, 2007:

Options Outstanding				Options Vested and Exerciseable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
Range of		Remaining	Average		Average	Remaining
Exercise	Number	Contractual Life	Exercise	Number	Exercise	Contractual Life
Price	Outstanding	(Years)	Price	Exerciseable	Price	(Years)

$0.24	1,743,690	8.4	$0.24	560,669	$0.24	8.4
4.20	1,347,899	9.5	4.20	572,925	4.20	9.5
5.88-6.47	977,026	9.9	6.00	—	—	—

	4,068,595	9.1	$2.94	1,133,594	$2.24	8.9

Note 8	Warrants

During 2007, we issued warrants to purchase 266,667 of our common shares at $.75 per share in conjunction with the July stock issuance. The warrants expire in 2012. We issued warrants to purchase 300,000 of our common shares at $4.80 per share to the underwriter of our December 2007 stock issuance. Those warrants are first exercisable in 2008 and expire in 2012.

Note 9	Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding for a period . Diluted earnings per share is based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, warrants, restricted stock units and other equity awards under our stock plan. Since the Company has incurred losses, the effect of any common stock equivalent would be anti-dilutive.

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the basic and diluted earnings per share calculations (in 000s, except per share information):

	Period Ended December 31,
	2007	2006	2005

Net loss	$(8,692)	$(1,401)	$(882)
Weighted average number of shares outstanding	24,312	17,087	15,217
Basic earnings (loss) per share	$(0.36)	$(0.08)	$(0.06)

For the years ended December 31, 2007 and 2006, there were the following stock equivalents:

	2007	2006

Options	4,068,595	1,868,218
Warrants	566,667	—

Note 10	Preferred Stock

Our Amended and Restated Certificate of Incorporation, as amended in October 2007, authorizes us to issue 10,000,000 shares of $0.0003 par value per share preferred stock having rights, preferences and privileges to be designated by our Board of Directors. There were no shares of preferred stock outstanding at December 31, 2007. All of the VirnetX, Inc. preferred stock converted into VirnetX, Inc. common stock on a 1-for-1 basis immediately prior to the merger between us and VirnetX, Inc, so at the date of the merger, each preferred share of VirnetX, Inc. converted to 12.454788 shares of our common stock. These shares were subsequently adjusted for the impact of the one for three reverse split in October 2007. The VirnetX, Inc. preferred stock outstanding at December 31, 2006 consisted of the following:

Series	Date Issued	Original Issue Price	Shares Authorized	Shares Outstanding

Series A Preferred	March 27, 2006	$1.00	2,000,000	1,404,000

The preferred stock at December 31, 2006 had voting rights equal to an equivalent number of the common stock into which it was convertible, and voted together as one class with the common stock.

The preferred stock at December 31, 2006 were entitled to receive dividends prior to and in preference to any declaration or payment of dividends on the common stock, at the rate of $0.08 per share per annum on each outstanding share of Series A preferred stock, payable quarterly. Such dividends were payable only when and if declared by the Board of Directors and are not cumulative. No such dividends were ever declared or paid. After payment of such dividends, any additional dividends would be distributed among Series A preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such Series A preferred stock into common stock.)

The preferred stock at December 31, 2006 had a preference in liquidation of $1,404,000 or $1.00 per share. In the event of liquidation, the holders of Series A preferred shares were entitled to receive preference on any distribution of any assets equal to $1.00 per share, plus any declared but unpaid dividends. The remaining assets, if any, would then be distributed among the holders of common stock and preferred stock, pro rata based on the number of shares of common stock held by each holder, assuming the conversion of all such redeemable convertible preferred stock. If VirnetX, Inc.’s legally available assets were insufficient to satisfy the liquidation preferences, the assets would be distributed ratably among the holders of the Series A preferred stock, in proportion to the amounts each holder would receive if VirnetX, Inc. had sufficient assets and funds to pay the full preferential amount.

The preferred stock at December 31, 2006 had conversion rights, at the option of the holder, into a number of fully paid and non assessable shares of common stock as is determined by dividing $1.00 by the conversion price applicable to such share, determined as hereafter provided, in effect on the due date the certificate is surrendered for

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

conversion. The initial conversion price per share of Series A preferred stock shall be $1.00 and is subject to adjustments in accordance with antidilution provisions, including stock splits and stock dividends, contained in VirnetX, Inc.’s certificate of incorporation. Each share of Series A preferred stock automatically converts into shares of common stock at the conversion price at the time in effect for such share immediately upon the earlier of (1) VirnetX, Inc.’s sale of its common stock in a firm commitment underwritten public offering which results in aggregate cash proceeds to VirnetX, Inc. of not less than $8,000,000, (2) any reverse merger that yields working capital to VirnetX, Inc. of at least $8,000,000 and which results in VirnetX, Inc.’s shares being registered under Securities Exchange Act of 1934, (3) the date specified by the written consent or agreement of the holders of a majority of the then outstanding shares of Series A preferred stock.

At December 31, 2006, VirnetX, Inc. had reserved sufficient shares of common stock for issuance upon conversion of the convertible preferred stock.

At December 31, 2006 and 2007, the Series A preferred stock was not mandatorily redeemable.

Note 11	Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board from inception through December 31, 2007. The Company’s restated articles of incorporation authorizes the Company to issue up to 100,000,000 shares of $.0001 par value common stock.

In August 2005, the Company issued 13,285,107 shares to founders for aggregate proceeds of $200.

The Company also issued Restricted Stock Units (“RSUs”) to employees and consultants as discussed in Note 7.

All share amounts have been retroactively restated to reflect the conversion rate of 12.454788/1 used to effect the merger between VirnetX, Inc. and VirnetX Holding Corporation and the reverse stock split of 1/3 effective in October 2007.

Note 12	Employee Benefit Plan

During 2007, we sponsored a defined contribution, 401K plan, covering substantially all our employees. The Company’s matching contribution to the plan in 2007 was approximately $5,600. There was no plan in 2006 or 2005.

Note 13	Convertible Debt

In February 2007 we borrowed $500,000 from a group of preferred shareholders. The note accrued interest at 6% and was convertible into our common stock at $.75 per share upon the completion of the transaction in which VirnetX, Inc. came to be our wholly owned subsidiary, or the “Transaction”. Also in February 2007 we borrowed $1,000,000 from a third party. That note paid interest, in cash, at 10% and was convertible into our common stock at $.75 per share upon the completion of the Transaction. A portion, $350,000 of the proceeds of that note were placed as a retainer with our litigation counsel. The same investor purchased $3,000,000 in common stock at $.75 per share, net of expenses of approximately $47,000. That deposit was placed in an escrow account which was released at the close of the Transaction.

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14	Short Term Borrowings

During 2007 we borrowed funds on a short-term basis. In June 2007 we borrowed $50,000 at 10% interest. These funds were repaid in July 2007. In December 2007, we borrowed $200,000 in the aggregate from two investors. These funds were repaid, with an aggregate of $2,000 interest, in December 2007.

Note 15	Income Taxes

The Company has Federal and state net operating loss carryforwards of approximately $9,100,000 available to offset future taxable income. The Federal and state loss carryforwards expire beginning in 2025 and 2015 respectively. There are restrictions on the ability of the Company to utilize the benefit in any one year. As a result, the Company has fully reserved any deferred tax benefit from these net operating loss carryforwards.

The Company has Federal and state tax credit carryforwards of approximately $300,000 to reduce future income tax expense. The Federal tax credits expire beginning in 2025. The state tax credits currently do not have an expiration date.

The components of the income tax provision are as follows:

	Period Ended December 31,
	2007	2006	2005

Provision for income taxes at the federal & state statutory rate	$(3,200,000)	$(600,000)	$(390,000)
Stock-based compensation	300,000	100,000	350,000
Research and development credits	(100,000)	(200,000)	—
Valuation allowance	3,000,000	700,000	40,000

Tax provision	$0	$0	$0

The elements of deferred taxes are as follows:

	Period Ended December 31,
	2007	2006	2005

Tax benefit of net operating loss carryforwards	$3,400,000	$500,000	$40,000
Research and development credits	300,000	200,000

Subtotal	3,700,000	700,000	40,000
Less valuation allowance	(3,700,000)	(700,000)	(40,000)

	$0	$0	$0

The change in the deferred tax valuation allowance was an increase of $40,000, $660,000 and $3,000,000 in the periods ended 2007, 2006 and 2005, respectively.

Note 16	Merger of VirnetX, Inc. and VirnetX Holding Corporation

In July 2007, VirnetX Holding Corporation consummated a reverse triangular merger in which the Company’s wholly-owned subsidiary merged with and into VirnetX, Inc. with VirnetX, Inc. as the surviving Corporation to the merger. As a result of the merger VirnetX, Inc. became a wholly-owned subsidiary of the Company, and the pre-merger shareholders of VirnetX Inc. exchanged their shares in VirnetX, Inc. for shares of the common stock of the Company. As a result, the VirnetX, Inc. is considered the acquiror of VirnetX Holding Corporation for accounting purposes.

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The key terms of the merger include the following:

•	Our officers and directors, except for the chief financial officer, were replaced upon completion of the transaction so that the officers and directors of VirnetX, Inc. became our officers and directors.

•	VirnetX, Inc.’s convertible notes payable for $1,000,000 and $500,000 were converted into the Company’s common stock in July 2007.

•	VirnetX, Inc.’s escrowed convertible note proceeds of $3,000,000 were released from escrow and converted into the Company’s common stock in July 2007.

•	The Company issued 29,551,398 shares of our common stock and options to purchase 1,785,186 shares of common stock to the pre-merger shareholders, convertible note holders and option holders of VirnetX, Inc. in exchange for 100% of the issued and outstanding capital stock and securities of VirnetX, Inc. Additionally, we issued to MDB Capital Group LLC and its affiliates, warrants to purchase an aggregate of 266,667 shares of our common stock of the Company pursuant to the provisions of the MDB Service Agreement, which we assumed from VirnetX, Inc. in connection with the merger.

Note 17	Litigation

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

Although we believe Microsoft infringes three of our patents and we intend to vigorously prosecute this case, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty. Additionally, the Microsoft litigation will be costly and time-consuming, and we can provide no assurance that we will obtain a judgment against Microsoft for damages and/or injunctive relief. Should the District Court issue a judgment in favor of Microsoft, and in connection with such judgment determine that we had acted in bad faith or with fraudulent intent, or we were otherwise found to have exhibited inequitable conduct, the Court could award attorney fees to Microsoft, which would be payable by us.

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Because the outcome of this litigation cannot be estimated at this time, we have made no provision for loss or expenses in the accompanying financial statements.

Note 18	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(amounts in thousands except per share)

2007
Revenue	$0	$0	$47	$28
Loss from operations	(410)	(1,526)	(2,589)	(4,125)
Net loss	(410)	(1,572)	(2,566)	(4,144)
Net loss per common share	$(0.02)	$(0.10)	$(0.09)	$(.015)
2006
Revenue	$0	$0	$0	$0
Loss from operations	(376)	(340)	(294)	(398)
Net loss	(374)	(349)	(284)	(394)
Net loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Burr, Pilger & Mayer LLP, the independent audit firm retained to audit the 2005 and 2006 financial statements for our wholly-owned subsidiary and principal operating company, VirnetX, Inc., resigned on October 26, 2007. The reason for the resignation was concern that we would not become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act by December 31, 2007 and due to an insufficient quantity of experienced resources involved with the financial reporting and period closing process. Farber Hass Hurley LLP had been VirnetX Holding Corporation’s principal auditor since February 22, 2006 and was asked to audit the consolidated financial statements of VirnetX Holding Corporation, including its wholly-owned subsidiary VirnetX, Inc., when Burr, Pilger & Mayer LLP resigned on October 26, 2007.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2007, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified. Notwithstanding management’s assessment that our internal control over financial reporting as of December 31, 2007 was ineffective and the material weaknesses described below, we believe that the consolidated financial statements contained in our Annual Report on Form 10-K for 2007 present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects, and we received unqualified audit reports from our independent registered public accounting firms on these consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

In 2007, our management selected the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, to conduct an evaluation of the effectiveness of the Company’s internal control over financial reporting. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.

In the fourth quarter of 2007, our management substantially completed its documentation and evaluation of the design of our internal control over financial reporting. Our management then commenced testing to evaluate the operating effectiveness of controls. However, controls over recording share based compensation were not tested because operating deficiencies were already identified.

Our management’s evaluation of the design and operating effectiveness of our internal control over financial reporting identified material weaknesses resulting from design and operating deficiencies in our internal control system. A “material weakness” is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Our management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

•	Equity transaction accounting. Our independent auditor proposed and we recorded adjustments to our accounting for equity transactions during 2007. We have taken steps to address this weakness by engaging an equity accounting consultant to review and assist with equity transactions going forward.

•	SEC financial reporting experience. Our independent auditor noted that our controls over financial disclosures need to be improved. We intend to address this weakness by hiring additional experienced financial accounting personnel and through training courses for our existing personnel.

•	Performing proper cutoff in recording accounts payable. Our independent auditor noted that certain expenses within 2007 were not timely accrued prior to receipt of billing statements. We have taken steps to correct this by allocating invoices we receive to the relevant reporting periods.

Our management has addressed each of these issues and will continue to improve our controls over the accounting and financial reporting functions through 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

•	Report of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the periods from August 2, 2005 (inception) to December 31, 2005 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and 2006 and for the periods from August 2, 2005 (inception) to December 31, 2005 and 2007

•	Consolidated Statements of Cash Flows for Years Ended December 31, 2007 and 2006 and for the periods from August 2, 2005 (inception) to December 31, 2005 and 2007

•	Notes to Financial Statements

(2) Financial Statement Schedule:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger of PASW, Inc. (a Delaware corporation) and PASW, Inc. (a California corporation) dated May 25, 2007(1)
2.2	Certificate of Merger filed with the Secretary of State of the State of Delaware on May 30, 2007(1)
2.3	Agreement and Plan of Merger and Reorganization among PASW, Inc., VirnetX Acquisition, Inc. and VirnetX, Inc. dated as of June 12, 2007(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	By-Laws of the Company(1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated(1)
10.1	Form of Registration Rights Agreement, dated as of July 5, 2007, by and among the Company and all securityholders(1)
10.2	Form of Lock-Up Agreement, dated as of July 5, 2007, by and between the Company and all securityholders(1)

Exhibit
Number	Description

10.3	Form of Indemnification Agreement, dated as of July 5, 2007, by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney(1)
10.4	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005(1)
10.5	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005(1)
10.6	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006(1)
10.7	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006(1)
10.8	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005(1)
10.9	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended on April 1, 2007(1)
10.10	Consulting Agreement by and between the Company and Magenic Technologies, Inc, dated as of February 23, 2006(1)
10.11	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of March 12, 2008(2)
10.13	Intellectual Property Brokerage Agreement with ipCapital Group, Inc., dated as of March 12, 2008(2)
10.14	Engagement Letter for Strategic Intellectual Property Licensing and Training with ipCapital Group, Inc., dated as of March 12, 2008(2)
21.1	Subsidiaries of VirnetX Holding Corporation
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm
23.2	Consent of Burr, Pilger & Mayer LLP, Independent Accountants
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name:     Kendall Larsen

Title:	Chief Executive Officer and President

Dated: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kendall Larsen his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ Kendall Larsen Kendall Larsen	Director, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2008

/s/ William E. Sliney William E. Sliney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/ Edmund C. Munger Edmund C. Munger	Director	March 31, 2008

/s/ Scott C. Taylor Scott C. Taylor	Director	March 31, 2008

/s/ Michael F. Angelo Michael F. Angelo	Director	March 31, 2008

/s/ Thomas M. O’Brien Thomas M. O’Brien	Director	March 31, 2008

EXHIBIT INDEX

Description
Exhibit
Number

2.1	Agreement and Plan of Merger of PASW, Inc. (a Delaware corporation) and PASW, Inc. (a California corporation) dated May 25, 2007(1)
2.2	Certificate of Merger filed with the Secretary of State of the State of Delaware on May 30, 2007(1)
2.3	Agreement and Plan of Merger and Reorganization among PASW, Inc., VirnetX Acquisition, Inc. and VirnetX, Inc. dated as of June 12, 2007(1)
3.1	Certificate of Incorporation of the Company(1)
3.2	By-Laws of the Company(1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated(1)
10.1	Form of Registration Rights Agreement, dated as of July 5, 2007, by and among the Company and all securityholders(1)
10.2	Form of Lock-Up Agreement, dated as of July 5, 2007, by and between the Company and all securityholders(1)
10.3	Form of Indemnification Agreement, dated as of July 5, 2007, by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney(1)
10.4	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005(1)
10.5	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005(1)
10.6	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006(1)
10.7	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006(1)
10.8	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005(1)
10.9	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended on April 1, 2007(1)
10.10	Consulting Agreement by and between the Company and Magenic Technologies, Inc, dated as of February 23, 2006(1)
10.11	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of March 12, 2008(2)
10.13	Intellectual Property Brokerage Agreement with ipCapital Group, Inc., dated as of March 12, 2008(2)
10.14	Engagement Letter for Strategic Intellectual Property Licensing and Training with ipCapital Group, Inc., dated as of March 12, 2008(2)
21.1	Subsidiaries of VirnetX Holding Corporation
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm
23.2	Consent of Burr, Pilger & Mayer LLP, Independent Accountants
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.