Form 10-Q
period 2008-03-31
VirnetX Holding Corp
filed 2008-05-15
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33852
VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5615 Scotts Valley Drive, Suite 110 Scotts Valley, California	95066

(Address of principal executive offices)	(Zip Code)
(831) 438-8200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of May 4, 2008 was 34,899,985.

VIRNETX HOLDING CORPORATION

2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets

Cash and cash equivalents	$6,682,996	$8,589,447

Accounts receivable, net	11,051	5,860

Prepaid expense and other current assets	367,647	399,201

Total current assets	7,061,694	8,994,508

Property and equipment, net	35,229	32,658

Intangible and other assets	252,000	252,000

Total assets	$7,348,923	$9,279,166

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$1,067,434	$531,790

Current portion long-term obligation	44,000	48,000

Total Current Liabilities	1,111,434	579,790

Long-term obligation, net of current portion	160,000	204,000

Commitments and contingencies

Stockholders’ equity

Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares issued and outstanding: 0 shares at March 31, 2008 and December 31, 2007, respectively	0	0

Common stock, par value $0.0001 per share, authorized 100,000,000 shares, issued and outstanding: 34,871,125 shares at March 31, 2008 and 34,667,214 at December 31, 2007, respectively	3,487	3,467

Additional paid-in capital	20,081,718	19,467,890

Accumulated deficit	(14,007,716)	(10,975,981)

Total stockholders’ equity	6,077,489	8,495,376

Total liabilities and stockholders’ equity	$7,348,923	$9,279,166

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
	Three Months	Three Months	August 2, 2005
	Ended March	Ended March	(Date of Inception)
	31, 2008	31, 2007	to March 31, 2008
Revenue — royalties	$33,306	$—	$108,172

Operating expense

Research and development	177,714	101,674	1,472,217

General and administrative	2,957,908	664,654	12,678,768

Total operating expense	(3,135,622)	(766,328)	(14,150,985)

Loss from operations	(3,102,316)	(766,328)	(14,042,813)

Interest and other income (expense), net	70,581	(14,498)	35,097

Net loss	$(3,031,735)	$(780,826)	$(14,007,716)

Basic and diluted loss per share	$(0.09)	$(0.04)

Weighted average shares outstanding	34,810,099	17,582,009

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
	Three Months	Three Months	August 2, 2005
	Ended March 31,	Ended March 31,	(Date of Inception)
	2008	2007	to March 31, 2008
Cash flows from operating activities

Net loss	$(3,031,735)	$(780,826)	$(14,007,716)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	3,967	2,191	30,265

Stock-based compensation	613,848	0	2,449,617

(Increase) decrease in current assets	26,363	(477,109)	(399,483)

Increase (decrease) in accounts payable and accrued expenses	535,644	187,995	1,067,434

Net cash used in operating activities	(1,851,913)	(1,067,749)	(10,859,883)

Cash flow from investing activities:
Cash acquired in acquisition	0	0	14,009

Purchase of fixed assets	(6,538)	0	(63,869)

Net cash used in investing activities	(6,538)	0	(49,860)

Cash flow from financing activities:
Proceeds from convertible debt	0	1,500,000	1,500,000

Payment of royalty obligation	(48,000)	0	(48,000)

Proceeds from sale of common stock	0	0	14,730,934

Proceeds from issuance of preferred stock	0	0	1,147,625

Proceeds from issuance of restricted stock and options	0	0	262,180

Net cash used in financing activities	(48,000)	1,500,000	17,592,739

Net increase (decrease) in cash	(1,906,451)	432,251	6,682,996

Cash — beginning	8,589,447	139,997	0

Cash — ending	$6,682,996	$572,248	$6,682,996

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation. The information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2008.
Note 2 — Formation and Business of the Company
VirnetX Holding Corporation (“we,” “us,” “our” or the “Company”) is a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging, or IM, and voice over internet protocol, or VoIP.
In July 2007 we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX, Inc., which became our principal operating subsidiary. As a result of this merger, the former security holders of VirnetX, Inc. came to own a majority of our outstanding common stock and all of the common shares of PASW, Inc. were exchanged for shares of our common stock.
Under GAAP, the accompanying financial statements have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007. Accordingly, the accompanying statement of operations include the consolidated results for the quarter ended March 31, 2008 as well as the deficit accumulated during the development stage, which includes the operations of VirnetX, Inc. from August 2, 2005 to March 31, 2008 and the operations of PASW, Inc. from July 5, 2007 to March 31, 2008. The historical share activity of VirnetX, Inc. has been retroactively restated to account for the exchange rate used in affecting the merger and for a one for three reverse stock split we completed on October 29, 2007.
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

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Formation and Business of the Company (Cont’d)
We are in the development stage and consequently we are subject to the risks associated with development stage companies, including the need for additional financings; the uncertainty that our licensing program development efforts will produce revenue bearing licenses for us, the uncertainty that our development initiatives will produce successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, we may require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.
Note 3 — Earnings Per Share
SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt. Because we incurred a loss for each period presented, any common stock equivalents have been excluded because their effect would be anti-dilutive.
Note 4 — Patent Portfolio
We have 10 issued U.S. and eight issued foreign technology related patents, in addition to pending U.S. and foreign patent applications. The term of each issued U.S. and foreign patent runs through 2019. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Minimum annual royalty payments of $50,000 are due beginning in 2008. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. We are also generally required to pay SAIC a portion of proceeds, if any, we receive from the sale of VirnetX, Inc., or from the settlement of certain patent infringement claims of ours. We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.
Generally upon our default of our agreement with SAIC and certain other events, we are required to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration.
During the three months ended March 31, 2008, we made our first minimum annual payment of $50,000 to SAIC. As of March 31, 2008, we had not received any royalty revenue on the patents nor begun to amortize the related intangible asset.

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Commitments
We lease our facility under a non-cancelable operating lease that was renewed in March 2008 until 2013.

Minimum
required lease
payments in
For the period	period
2009	$30,700
2010	$45,500
2011	$55,200
2012	$59,400
2013	$60,400

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Stock Plan
In 2005, VirnetX, Inc. adopted the 2005 Stock Plan, or the Plan, which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007. The Plan provides for the granting of stock options and restricted stock units to employees and consultants of ours. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options, or ISO, may only be granted to our employees (including officers and directors). Nonqualified stock options, or NSO, may be granted to our employees and consultants.

Options under the Plan may be granted for a period up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% or 85% of the estimated fair market value of the shares at the date of grant, respectively, and the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

There were 4,068,595 options outstanding at each of March 31, 2008 and December 31, 2007 with an average strike price of $2.94. As of March 31, 2007, there were 3,051,392 shares available to be granted as options.

There were no options granted or exercised in the three months ended March 31, 2008.
Note 7 — Stock-Based Compensation
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

Stock-based compensation expense is included in general and administrative expense for each period at March 31, 2008 for employee stock options and total stock-based compensation was $613,848. For March 31, 2007 the amount was $0.

As of March 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $8,192,660, which will be amortized as expense over the related vesting period. As of March 31, 2008, the weighted average vesting period was approximately 2.9 years.

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Stock-Based Compensation (Cont’d)
The fair value of each option grant was estimated on the date of grant using the following assumptions:

Year ended
December 31,
2007
Volatility	100.00%
Risk-free interest rate	3.32%
Expected life	6.5 years
Expected dividends	0.00%
Weighted-average grant date fair value of stock options granted	$4.96
The expected life was determined using the simplified method outlined in Staff Accounting Bulletin No. 107, or SAB 107, taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. The Company has not provided an estimate for forfeitures because the Company has no history of forfeited options and believes that all outstanding options at March 31, 2008 will vest. In the future, the Company may change this estimate based on actual and expected future forfeiture rates.
Note 8 — Warrants
During 2007, we issued warrants to purchase 266,667 shares of our common stock at $0.75 per share. The warrants expire in 2012. In January 2008, 233,334 of these warrants were exercised in a cashless exercise transaction. As a result of the January 2008 exercise, a total of 203,910 shares of our common stock were issued. In April 2008, 33,333 of these warrants were exercised in a cashless exercise transaction. As a result of the April 2008 exercise, a total of 28,860 shares of our common stock were issued.

We also issued warrants to purchase 300,000 shares of our common stock at $4.80 per share to the underwriter of our December 2007 stock issuance. Those warrants are first exercisable in 2008 and expire in 2012.

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Litigation
We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. Discovery has begun, a Markman hearing on claim construction is scheduled for February 2009, and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.

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

VIRNETX HOLDING CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties. See “Risk Factors” for a discussion of these risks and uncertainties. The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this report. Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
As used herein, “we,” “us,” “our,” or the “Company” means VirnetX Holding Corporation, together with its consolidated subsidiaries where applicable.
Company Overview
     We are a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging, or IM, and voice over internet protocol, or VoIP. These patents were acquired by our principal operating subsidiary from Science Applications International Corporation, or SAIC, a systems, solutions and technical services company based in San Diego, California.
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

Recent Developments in the Quarter Ended March 31, 2008
     We entered into Amendment No. 2 to Patent License and Assignment Agreement with SAIC, dated as of March 12, 2008, pursuant to which SAIC agreed to relinquish the earlier contracted exclusive grant back license outside our field of use, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to SAIC a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sublicensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use.
     We also recently entered into an Engagement Letter for Strategic Intellectual Property Licensing and Training with ipCapital Group, dated as of March 12, 2008. Pursuant to this engagement letter, ipCapital Group has been hired to help us develop our licensing strategy and provide marketing training to us using a variety of customized training, presentation, tools and techniques. We believe that the training, resources and analysis provided as a result of this engagement will assist us in maximizing the value of our technology assets.
     Based on ipCapital Group’s proprietary ipValue Model, the estimated potential commercialization value range of VirnetX’s business model, product, technology, patent and know how portfolio, indicates a multi-billion dollar market opportunity. ipCapital Group’s financial modeling process brings together critical market and business drivers with a unique IP perspective. This value assessment is imperative in understanding the key value drivers of VirnetX’s technology and is used to determine a fair price for commercialization. The completion of this evaluation is an important milestone signaling the launch of VirnetX’s licensing program.
Application of Critical Accounting Policies
     There were no material changes in the application of the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies” section of Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
Recent Accounting Pronouncements
     There were no material updates to recent accounting pronouncements since the end of the most recent fiscal year. For further information, see the “Recent Accounting Pronouncements” section of Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
Results of Operations
Three Months Ended March 31, 2008
Compared with Three Months Ended March 31, 2007
   Revenue — Royalties
     Revenue generated for the three months ended March 31, 2008 increased to $33,306 from $0 for the three months ended March 31, 2007. We generate revenue largely from the one-time sales of software and we generated no revenue prior to July 5, 2007. Our revenue in 2007 was solely limited to the royalties earned under our single license agreement through our Japan subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to seek additional licenses or other revenue through our Japan subsidiary.
   Research and Development Expenses
     Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

     Our research and development expenses increased by $76,040 to $177,714 for the three months ended March 31, 2008, as compared to the research and development expenses incurred for the three months ended March 31, 2007. This increase is primarily due to increased engineering activities for product development. We expect research and development expenses to increase as employees are hired to provide in-house research and development. While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.
   General and Administrative Expenses
     General and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.
     Our general and administrative expenses increased by $2,293,254, for the three months ended March 31, 2008 to $2,957,908, compared to the three month period ended March 31, 2007.
     Within general and administrative expenses, legal fees increased from $431,549 in the three months ended March 31, 2008, compared to $1,613,846 in the three months ended March 31, 2007, a 274% increase. The increase in fees incurred was primarily due to our patent infringement litigation against Microsoft Corporation.
     Also within general and administrative, expenses increased $1,110,957 for the three months ended March 31, 2008, compared to the three month period ended March 31, 2007. The increase is due principally to stock-based compensation expense related to stock options granted to our employees and directors. In addition we increased the number of our employees and we added resources to comply with the requirements associated with being an SEC reporting company.
Liquidity and Capital Resources
     We are in the development stage and have raised capital since our inception through the issuance of our equity securities. As of March 31, 2008, we had approximately $6,682,996 in cash. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs.
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
Off-Balance Sheet Arrangements
     There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 regarding off-balance sheet arrangements.

VIRNETX HOLDING CORPORATION
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable
ITEM 4 — CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2008, the end of the period covered under this report, our disclosure controls and procedures were effective.

(b)	Changes in internal controls. During the quarter ended March 31, 2008, we have hired an additional person in our accounting department and have implemented controls developed in the fourth quarter of 2007.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Litigation
We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. Discovery has begun, a Markman hearing on claim construction is scheduled for February 2009, and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.
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
ITEM 1A — RISK FACTORS
Risks related to existing and future litigation
We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.
On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of VPNs. We seek damages and injunctive relief. On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. The time and effort of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business. Microsoft has counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.
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
As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws. This may have a material adverse affect on management’s ability to effectively pursue the Microsoft litigation as well as our other business initiatives. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to Microsoft as well as any other future litigation opponents. We may, from time to time, be required to disclose information that will have a material adverse affect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

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
We may or may not be able to capitalize on potential market opportunities related to our licensing strategy or our patent portfolio.
We have engaged ipCapital Group to help develop our licensing strategy and to introduce the Company to five strategic licensees of the Company’s technology. In connection with this engagement, we agreed to grant ipCapital Group 10% of the royalties of each resulting licensing arrangement, up to an aggregate maximum of $2,000,000 per licensee, or $10,000,000 in the aggregate. Also in connection with this engagement, ipCapital Group evaluated the Company’s patent and know how portfolio, business model and technology and has indicated that the estimated potential commercialization of these items presents the Company with a multi-billion dollar market opportunity. There can be no assurance that we will be able to capitalize on this potential market opportunity. Our inability to generate licensing revenues associated with the potential market opportunity identified by ipCapital Group could result from a number of factors, including, but not limited to:
•	our capital resources may be insufficient;

•	our management team may not have sufficient bandwidth to successfully capitalize on all of the opportunities identified by ipCapital Group;

•	our licensing program may not be adopted by potential licensing partners; and

•	the validity of our patents underlying the licensing opportunity is currently being challenged in our litigation against Microsoft.
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
If we successfully develop and commercialize products, there can be no assurances that we will not experience reliability problems in the future. Any reliability problems that adversely affect our ability to operate our networks would likely reduce revenues and restrict the growth of our business. Our future success will also depend in part on other factors, including, but not limited to, our ability to:
•	find secure hosting;

•	enhance our offerings;

•	address the needs of our prospective users;

•	respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis; and

•	develop, enhance, and improve the responsiveness, functionality and features of our infrastructure services and networks.
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
If we do not successfully develop our planned products and services in a cost-effective manner to customer demand in the rapidly evolving market for internet and IP-based communications services, our business may fail.
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
During the course of their audit of our 2007 financial statements, our independent auditors concluded that our internal controls over financial reporting suffered from certain “material weaknesses” as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants.
Farber Hass Hurley LLP noted the following matters involving our internal control over financial reporting that are considered to be material weaknesses in connection with their audit of our 2007 financial statements:
•	Farber Hass Hurley LLP proposed, and we recorded, adjustments to our accounting for equity transactions during 2007.

•	Farber Hass Hurley LLP noted that our controls over financial disclosures need to be improved.

•	Farber Hass Hurley LLP noted that certain expenses within 2007 were not timely accrued prior to receipt of billing statements.
Prior to becoming our subsidiary, VirnetX, Inc. was a development stage, privately held company that historically did not formalize or document internal controls over financial reporting, utilized the cash basis of accounting and was not required to have its financial statements audited or reviewed. Prior to becoming our subsidiary, VirnetX, Inc. engaged independent auditors to audit its financial statements for certain prior periods. During the course of that audit, VirnetX, Inc.’s independent auditors concluded that VirnetX, Inc.’s internal controls over financial reporting suffered from certain “material weaknesses” and “significant deficiencies” over its internal controls over financial reporting as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. Because VirnetX, Inc. is now our wholly-owned subsidiary, the material weaknesses in VirnetX, Inc.’s internal controls over financial reporting have resulted in our having material weaknesses and significant deficiencies in our internal controls over financial reporting. We have commenced a process of developing, adopting and implementing policies and procedures to address such material weaknesses. However, that process has been and may continue to be time consuming and costly and there is no assurance as to when we will effectively address such material weaknesses and significant deficiencies.

Our inability to become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act could negatively affect our stock price and limit our ability to raise additional financing.
Burr, Pilger & Mayer LLP, the independent audit firm retained to audit the 2005 and 2006 financial statements for our principal operating subsidiary resigned on October 26, 2007. The reason for the resignation was concern that we would not become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act by December 31, 2007 and due to an insufficient quantity of experienced resources involved with the financial reporting and period closing process. Our management has concluded that, as of December 31, 2007, we were not compliant with these internal control requirements and, although we are pursuing compliance, there can be no assurance we will be successful in becoming compliant in future periods. Our lack of compliance with internal controls requirements of Section 404 of the Sarbanes Oxley Act could negatively affect our stock price, make us less attractive to our stockholders, jeopardize our listing status and limit our ability to raise additional financing.
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
As of May 4, 2008, our officers and directors owned an aggregate of 10,838,960 shares, or 31.1% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or 13.7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence shareholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Large portions of our outstanding common shares will be released from contractual restrictions on July 5, 2008 and December 31, 2008, and sales of those shares may drive down the price of our stock.
Stockholders who received our common shares as a result of the merger between PASW, Inc. and VirnetX, Inc. entered into a Company Lock-Up Agreement restricting sales of their shares until July 5, 2008. Subsequently, certain of our stockholders signed a Lock-Up Agreement with our underwriter in connection with our recent public offering, which restricts sales of their shares until December 31, 2008. The current trading price may not be reflective of what the price will be once the shares issued pursuant to the merger and not subject to the underwriter’s Lock-Up Agreement are released from the Company’s Lock-Up Agreement on July 5, 2008 and once the additional shares subject to the underwriters’ Lock-Up Agreement are released on December 31, 2008. Sales of such shares may drive down the price of our stock. The 15,796,786 shares that will become eligible for trading on July 5, 2008 represent 45.3% of our outstanding common stock as of May 4, 2008. The 8,489,545 shares that will subsequently become eligible for trading on December 31, 2008 represent 24.3% of our outstanding common stock as of May 4, 2008.
  Our protective provisions could make it more difficult for a third party to successfully acquire us even if you would like to sell your shares to them.
We have a number of protective provisions that could delay, discourage or prevent a third party from acquiring control of us without the approval of our Board of Directors. Our protective provisions include:
•	A staggered Board of Directors: this means that only one or two directors (since we have a five-person Board of Directors) will be up for election at any given annual meeting. This has the effect of delaying the ability of stockholders to effect a change in control of us since it would take two annual meetings to effectively replace at least three directors with represents a majority of the Board of Directors.

•	Blank check preferred stock: our Board of Directors has the authority to establish the rights, preferences and privileges of our 10,000,000 authorized, but unissued, shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of our common stock in a manner that is materially dilutive to existing stockholders. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill;” but our Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.

•	Advance notice requirements for director nominations and for new business to be brought up at stockholder meetings: stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows and in very specific form in order to have the matter voted on at a stockholder meeting. This has the effect of giving our Board of Directors and management more time to react to stockholder proposals generally and could also have the effect of disregarding a stockholder proposal or deferring it to a subsequent meeting to the extent such proposal is not raised properly.

•	No stockholder actions by written consent: no stockholder or group of stockholders may take actions rapidly and without prior notice to our Board of Directors and management or to the minority stockholders. Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.

•	Super majority requirement for stockholder amendments to the By-laws: stockholder proposals to alter or amend our By-laws or to adopt new By-laws can only be approved by the affirmative vote of at least 662/3% of the outstanding shares.

•	Elimination of the ability of stockholders to call a special meeting of the stockholders: only the Board of Directors or management can call special meetings of the stockholders. This could mean that stockholders, even those who represent a significant block of our shares, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

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
  ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Our Registration Statement on Form SB-2 (File No. 333-145765) related to our public offering was declared effective by the SEC on December 21, 2007. The public offering commenced on December 22, 2007. The 3,450,000 shares of our common stock offered in the final prospectus were sold at the closing on December 31, 2007 at a price to the underwriter of $4.00 per share. We also issued warrants to purchase 300,000 shares of our common stock at $4.80 per common share to the underwriter in connection with the public offering, San Gabriel Funds, LLC. We raised proceeds of $13,800,000 before underwriting discounts and commissions and offering expenses. Also included in the registration statement were 5,366,666 shares of our common stock held by our security holders that were registered for resale. We have subsequently amended the registration statement for the registration of these shares in a Post-Effective Amendment No. 3 on Form S-1, filed May 8, 2008 (File No. 333-134765); the SEC declared this post-effective amendment effective on May 9, 2008. We will not receive any proceeds from the resale of these securities, except in connection with the exercise of warrants, in which case we will receive the exercise price thereof, in cash or in value, consisting of a number of shares of our common stock equal to the exercise price as valued based upon the closing price of the shares on the date of exercise.
          We used the proceeds of the public offering and intend to use the remainder for general corporate purposes, including working capital, increased staffing, funding our litigation efforts, pursuing our licensing strategy and other general and administrative expenses. We have not identified the amounts we plan to spend on each of these areas or the timing of expenditures. We may use a portion of the net proceeds to acquire businesses, services, products or technologies or invest in businesses that we believe will complement our current or future business. As a result, we will retain broad discretion in the allocation of the proceeds of the public offering.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES.
Not Applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the first quarter of 2008.
ITEM 5 — OTHER INFORMATION.
Not Applicable.
ITEM 6 — EXHIBITS

Exhibit
Number	Description
3.01	Certificate of Incorporation of the Company. †

3.02	By-laws of the Company. †

10.1	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008.*

10.2	Intellectual Property Brokerage Agreement by and between VirnetX, Inc. and ipCapital Group, Inc., dated as of March 13, 2008.*

10.3	Engagement Letter for Strategic Intellectual Property Licensing and Training by and between the Company and ipCapital Group, Inc., dated as of March 12, 2008.*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.02	Certification the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

*	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008 (File 001-33852).

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION
By:	/s/ Kendall Larsen
Kendall Larsen
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Sliney
William E. Sliney
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Certificate of Incorporation of the Company. †

3.02	By-laws of the Company. †

10.1	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008.*

10.2	Intellectual Property Brokerage Agreement by and between VirnetX, Inc. and ipCapital Group, Inc., dated as of March 13, 2008.*

10.3	Engagement Letter for Strategic Intellectual Property Licensing and Training by and between the Company and ipCapital Group, Inc., dated as of March 12, 2008.*

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.02	Certification the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

*	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008 (File 001-33852).

**	Filed herewith.

***	Furnished herewith.