Form 10-Q
period 2008-06-30
VirnetX Holding Corp
filed 2008-08-14
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33852
VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

5615 Scotts Valley Drive, Suite 110
Scotts Valley, California	95066
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2008 was 34,899,985.

VIRNETX HOLDING CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,208,722	$8,589,447
Accounts receivable, net	13,229	5,860
Prepaid expense and other current assets	457,410	399,201

Total current assets	4,679,361	8,994,508

Property and equipment, net	36,280	32,658
Intangible and other assets	252,000	252,000

Total assets	$4,967,641	$9,279,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,079,565	$531,790
Current portion long-term obligation	44,000	48,000

Total Current Liabilities	1,123,565	579,790

Long-term obligation, net of current portion	160,000	204,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares, issued and outstanding: 0 shares at June 30, 2008 and December 31, 2007, respectively	0	0
Common stock, par value $0.0001 per share, authorized 100,000,000 shares, issued and outstanding: 34,899,985 shares at June 30, 2008 and 34,667,214 at December 31, 2007, respectively	3,489	3,467
Additional paid-in capital	20,736,895	19,467,890
Accumulated deficit	(17,056,308)	(10,975,981)

Total stockholders’ equity	3,684,076	8,495,376

Total liabilities and stockholders’ equity	$4,967,641	$9,279,166

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
	Three Months	Three Months	August 2, 2005
	Ended June	Ended June	(Date of Inception)
	30, 2008	30, 2007	to June 30, 2008
Revenue — royalties	$50,744	$—	$158,916
Operating expense
Research and development	240,109	113,898	1,712,326
General and administrative	2,906,800	1,119,491	15,585,567

Total operating expense	(3,146,909)	(1,233,389)	(17,297,893)

Loss from operations	(3,096,165)	(1,233,389)	(17,138,977)
Interest and other income (expense), net	47,572	2,302	82,669

Net loss	$(3,048,593)	$(1,231,087)	$(17,056,308)

Basic and diluted loss per share	$(0.09)	$(0.07)

Weighted average shares outstanding	34,899,688	17,619,419

			For the period
	Six Months	Six Months	August 2, 2005
	Ended June	Ended June	(Date of Inception)
	30, 2008	30, 2007	to June 30, 2008
Revenue — royalties	$84,050	$—	$158,916
Operating expense
Research and development	417,823	268,178	1,712,326
General and administrative	5,864,707	1,698,247	15,585,567

Total operating expense	(6,282,530)	(1,966,425)	(17,297,893)

Loss from operations	(6,198,480)	(1,966,425)	(17,138,977)
Interest and other income (expense), net	118,153	(45,488)	82,669

Net loss	$(6,080,327)	$(2,011,913)	$(17,056,308)

Basic and diluted loss per share	$(0.17)	$(0.11)

Weighted average shares outstanding	34,850,991	17,600,817

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
	Six Months	Six Months	August 2, 2005
	Ended June 30,	Ended June 30,	(Date of Inception)
	2008	2007	to June 30, 2008
Cash flows from operating activities:
Net loss	$(6,080,327)	$(2,011,913)	$(17,056,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,536	7,300	34,834
Stock-based compensation	1,145,322	41,715	2,977,640
(Increase) decrease in current assets	65,578	(461,370)	(360,268)
Increase (decrease) in accounts payable and accrued expenses	543,776	809,911	1,075,565

Net cash used in operating activities	(4,317,115)	(1,614,357)	(13,328,537)

Cash flow from investing activities:
Cash acquired in acquisition	0	0	14,009
Purchase of fixed assets	(15,610)	(8,955)	(69,489)

Net cash used in investing activities	(15,610)	(8,955)	(55,480)

Cash flow from financing activities:
Proceeds from convertible debt	0	1,550,000	1,500,000
Payment of royalty obligation	(48,000)	0	(48,000)
Proceeds from sale of common stock	0	20,150	14,730,934
Proceeds from issuance of preferred stock	0	0	1,147,625
Proceeds from issuance of restricted stock and options	0	0	262,180

Net cash used in financing activities	(48,000)	1,570,150	17,592,739

Net increase (decrease) in cash	(4,380,725)	(53,162)	4,208,722
Cash — beginning	8,589,447	139,997	0

Cash — ending	$4,208,722	$86,835	$4,208,722

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2008.
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

Under GAAP, the accompanying financial statements have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007. Accordingly, the accompanying statements of operations include the consolidated results for the periods ended June 30, 2008 as well as the deficit accumulated during the development stage, which includes the operations of VirnetX, Inc. from August 2, 2005 to June 30, 2008 and the operations of PASW, Inc. from July 5, 2007 to June 30, 2008. The historical share activity of VirnetX, Inc. has been retroactively restated to account for the exchange rate used in affecting the merger and for a one for three reverse stock split completed on October 29, 2007.

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

Although we believe we may derive revenues in the future from our principal patent portfolio and are currently endeavoring to develop certain of those patents into marketable products, we have not done so to date. Because we have limited capital resources, our revenues are insignificant and our expenses, including but not limited to those we expect to incur in our patent infringement case against Microsoft Corporation, (“Microsoft”) are substantial, we may be unable to successfully complete our business plans, our business may fail and your investment in our securities may become worthless.

We are in the development stage and consequently we are subject to the risks associated with development stage companies including: the need for additional financings; the uncertainty that our licensing program development efforts will produce revenue bearing licenses for us; the uncertainty that our development initiatives will produce successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, we will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.
Note 3 — Earnings Per Share
SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt. Because we incurred a loss for each period presented, all such potentially dilutive securities have been excluded because their effect would be anti-dilutive.
Note 4 — Patent Portfolio
We have ten issued U.S. and eight issued foreign technology related patents, and have several pending U.S. and foreign patent applications. The term of each issued U.S. and foreign patent runs through 2019. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Minimum annual royalty payments of $50,000 are due beginning in 2008. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. Generally upon our uncured default on certain material obligations under our agreement with SAIC and certain other events; we require to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration. We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.
Generally upon our default of our agreement with SAIC and certain other events, we are required to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration.
During the six months ended June 30, 2008, we made our first minimum annual payment of $50,000 to SAIC. As of June 30, 2008, we had not received any royalty revenue on the patents nor begun to amortize the related intangible asset.
Note 5 — Commitments
We lease our office facility under a non-cancelable operating lease that ends in 2013. We recognize rent expense on a straight-line basis over the term of the lease.

Minimum
required lease
payments in
For the period	period
July 1 through December 31, 2008	$18,800
2009	$42,100
2010	$53,400
2011	$58,900
2012	$60,400
2013	$15,100

Note 6 — Stock Plan
In 2005, VirnetX, Inc. adopted the 2005 Stock Plan, or the Plan, which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007. The Plan provides for the granting of stock options and restricted stock units to employees, directors and consultants of ours. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options, or ISOs, may only be granted to our employees (including officers and directors). Nonqualified stock options, or NSOs, may be granted to our employees and consultants.

Options under the Plan may be granted for a period up to ten years and at prices not less than 85% of the estimated fair market value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% or 85% of the estimated fair market value of the shares at the date of grant, respectively, and the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

There were 4,238,595 options outstanding at June 30, 2008 and 4,068,595 at December 31, 2007 with an average exercise price of $4.98 at June 30, 2008 and $2.94 at December 31, 2007. As of June 30, 2008, there were 2,881,392 shares available to be granted under the Plan.

There were 170,000 options granted during the period April 1, 2008 through June 30, 2008. No options were exercised in the six months ended June 30, 2008.
Note 7 — Stock-Based Compensation
We account for equity instruments issued to employees in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (revised), Shared-Based Payment, or SFAS 123(R), which requires that such issuances be recorded at their fair value on the grant date. Expense recognized is subject to periodic adjustment as the underlying equity instrument vests. We have elected to adopt the modified retrospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing equity awards had been applied from inception.

Stock-based compensation expense is included in general and administrative expense for each period ended June 30, 2008. Total stock-based compensation expense was $613,848 and $1,145,322 for the three and six months ended June 30, 2008 respectively.

As of June 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $9,650,718, which will be amortized as expense over the related vesting period. As of June 30, 2008, the weighted average vesting period was approximately 2.8 years.

The fair value of option grants was estimated on the date of grant using the following assumptions:

	Periods ended	Year ended
	June 30, 2008	December 31, 2007
Volatility	100.00%	100.00%
Risk-free interest rate	4.45%	3.32%
Expected life	7 years	6.5 years
Expected dividends	0.00%	0.00%
Weighted-average grant date fair value of stock options granted	$4.96	$4.96

The expected life was determined using the simplified method outlined in Staff Accounting Bulletin No. 107, or SAB 107, taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. The Company has not provided an estimate for forfeitures because the Company has no history of forfeited options and believes that all outstanding options at June 30, 2008 will vest. In the future, the Company may change this estimate based on actual and expected future forfeiture rates.
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

During 2007, we issued warrants to purchase 300,000 shares of our common stock at $4.80 per share to the underwriter of our December 2007 stock issuance. Those warrants are first exercisable in 2008 and expire in 2012.
Note 9 — Litigation
We believe Microsoft is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division, or the District Court. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link between Computers of Virtual Private Network without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. On March 31, 2008, Microsoft filed its Motion to Dismiss our case. We filed a reply to Microsoft’s counterclaims on May 24, 2007. On June 3, 2008, the court denied the Motion to Dismiss filed by Microsoft. The court’s order denying Microsoft’s motion expressly confirms our constitutional standing to sue for patent infringement. Also pursuant to the court decision on June 10, 2008, San Diego based SAIC (NYSE:SAI) joined us in our lawsuit as a plaintiff. Discovery has begun, a Markman hearing on claim construction is scheduled for February 2009, and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.

Although we believe Microsoft infringes three of our patents and we intend to vigorously pursue this case, at this stage of the litigation the outcome cannot be predicted. Additionally, the Microsoft litigation will be costly and time-consuming, and we can provide no assurance that we will obtain a judgment against Microsoft for damages and/or injunctive relief. Should the District Court issue a judgment in favor of Microsoft, and in connection with such judgment determine that we had acted in bad faith or with fraudulent intent, or we were otherwise found to have exhibited inequitable conduct, the Court could award attorney fees to Microsoft, which would be payable by us.

Because the outcome of this litigation cannot be estimated at this time, we have made no provision for loss or expenses in the accompanying financial statements.

VIRNETX HOLDING CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties. See “Risk Factors” for a discussion of these risks and uncertainties. The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this report. Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “indicate,” “are emerging,“projected” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise. Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we are currently, and may from time to time be, considered as an issuer of penny stock, the safe harbor for forward-looking statements does not currently apply to us and may not apply to us at certain times.
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

Recent Developments in the Quarter Ended June 30, 2008
We announced GABRIEL Connection Technology™ (“GABRIEL”) for securing private data and content shared across next-generation networks, such as Web 2.0, peer-to-peer (P2P) networks, VoIP, unified communications and collaboration software applications on April 1,  2008. GABRIEL allows for secure across-the-network verification using its unique combination of cryptographic certified domain names, computer network addresses and public keys; for the creation of hardware or software solutions based on a foundational security platform with automatic link initiations and seamless management of new registration services, so that GABRIEL enables ubiquitous, secure unified communications between any combination of devices, operating systems, software applications and even connecting sensors. We possess broad and basic patents which cover the inventions underlying the GABRIEL technology.
On May 14, 2008, we announced jointly with ipCapital Group the completion and results of ipCapital Group’s evaluation of our business model, product, technology and patent portfolio. The goal of the evaluation was to determine the potential commercialization value range to potential licensing partners in IP telephony, mobility, fixed-mobile convergence and unified communications markets. Based on ipCapital Group’s proprietary ipValue Model, the estimated potential commercialization value range of our  business model, product, technology and patent portfolio indicates a multi-billion-dollar market opportunity. We are now in active discussions with a number of potential partners regarding potential commercialization opportunities.
On March 31, 2008, Microsoft filed a Motion to Dismiss our patent infringement case against it. On June 3, 2008, the court denied Microsoft’s Motion to Dismiss. The court’s order denying Microsoft’s motion expressly confirmed our constitutional standing to sue for patent infringement. Also pursuant to the court decision, on June 10, 2008, San Diego-based SAIC (NYSE:SAI) joined us in our lawsuit as a plaintiff.
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
Results of Operations
Six Months Ended June 30, 2008
Compared with Six Months Ended June 30, 2007
Revenue — Royalties
Revenue generated increased to $50,744 for the three months ended June 30, 2008 from zero for the three months ended June 30, 2007. Revenue generated increased to $84,050 for the six months ended June 30, 2008 from zero for the six months ended June 30, 2007. Our revenue in 2007 was solely limited to the royalties earned under our single license agreement through our Japan subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to seek additional licenses or other revenue through our Japan subsidiary.
Research and Development Expenses
Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.
Our research and development expenses increased by $149,645 to $417,823 for the six months ended June 30, 2008, from $268,178 for the six months ended June 30, 2007. This increase is primarily due to increased engineering activities for product development and the addition of Three Engineers. We expect research and development expenses to increase as employees are hired to provide in-house research and development. While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.
General and Administrative Expenses
General and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.
Our general and administrative expenses increased by $4,264,025, to $5,962,272 for the six months ended June 30, 2008 from $1,698,247 for the six month period ended June 30, 2007.
Within general and administrative expenses, legal fees increased by $2,008,585 to $3,263,306 for the six months ended June 30, 2008, from $1,254,721 for the six months ended June 30, 2007. The increase in fees incurred was due primarily to our patent infringement litigation against Microsoft.
Also within general and administrative expenses, stock-based compensation expense increased by $1,103,607 to $1,145,322 for the six months ended June 30, 2008, from $41,715 for the six month period ended June 30, 2007. The increase was due principally to expenses related to stock options granted to our employees and directors, an increased number of employees and resources we added to comply with the requirements associated with being an SEC reporting company.
Liquidity and Capital Resources
We are in the development stage and have raised capital since our inception through the issuance of our equity securities. As of June 30, 2008, we had approximately $4,208,722 in cash. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs.
We anticipate that our existing cash and cash equivalents will be sufficient to fund operations for at least the next 6 months. We believe that our 2008 cash requirement to fund our operations will average approximately $660,000 per month and, in 2009 we expect this to increase to approximately $850,000 per month. We anticipate our projected monthly cash requirements will increase significantly as we make and possibly increase our expenditures for:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in internal controls. During the quarter ended June 30, 2008, we replaced an employee in our administrative department with an individual that possesses administrative and financial skills and have implemented controls developed in the fourth quarter of 2007.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Litigation
We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. On March 31, 2008, Microsoft filed its Motion to Dismiss our case. We filed a reply to Microsoft’s counterclaims on May 24, 2007. On June 3, 2008, the court denied the Motion to Dismiss filed by Microsoft. The court’s order denying Microsoft’s motion expressly confirmed our constitutional standing to sue for patent infringement. Also pursuant to the court decision, on June 10, 2008, San Diego-based SAIC (NYSE:SAI) joined us in our lawsuit (as a plaintiff). Discovery has begun, a Markman hearing on claim construction is scheduled for February 2009, and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.
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

Although we believe Microsoft infringes three of our patents and we intend to vigorously pursue this case, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty. Additionally, the Microsoft litigation will be costly and time-consuming, and we can provide no assurance that we will obtain a judgment against Microsoft for damages and/or injunctive relief. Should the District Court issue a judgment in favor of Microsoft, and in connection with such judgment determine that we had acted in bad faith or with fraudulent intent, or we were otherwise found to have exhibited inequitable conduct, the Court could award attorney fees to Microsoft, which would be payable by us.
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
ITEM 1A. RISK FACTORS
Risks related to existing and future litigation
We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.
We anticipate that our legal proceedings against Microsoft may continue for several years and may require significant expenditures for legal fees and other expenses. The time and effort of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business. If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.
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
We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we make and possibly increase our expenditures for:
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
We may need to significantly expand the scope of our operating and financial systems in order to build our business. Our expenses and the growth rate of these expenses may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:
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
As a public company, we have and will incur significant legal, accounting and other expenses that VirnetX, Inc. did not incur as a private company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, and these costs could be material to us.
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
Burr, Pilger & Mayer LLP, the independent audit firm retained to audit the 2005 and 2006 financial statements for our principal operating subsidiary resigned on October 26, 2007. The reason for the resignation was concern that we would not become compliant with the internal controls requirements of Section 404 of the Sarbanes Oxley Act by December 31, 2007 and due to an insufficient quantity of experienced resources involved with the financial reporting and period closing process. In light of the material weaknesses noted by Farber Hass Hurley LLP, our independent audit firm, our management has concluded that, as of December 31, 2007, we were not compliant with these internal control requirements. After implementing internal controls developed in the fourth quarter of 2007, our management has concluded that, as of June 30, 2007, we had attained compliance with these internal control requirements. There can be no assurance, however, that we will be able to maintain this compliance or that our audit firm will not discover additional material weaknesses in our 2008 year end audit. Our lack of compliance with internal controls requirements of Section 404 of the Sarbanes Oxley Act could negatively affect our stock price, make us less attractive to our stockholders, jeopardize our listing status and limit our ability to raise additional financing.
Risks related to our stock
Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.
Our common stock is listed on the American Stock Exchange, or AMEX. On June 17, 2008, NYSE Euronext, Inc. and the American Stock Exchange (the “AMEX”) announced that members of the AMEX Membership Corporation (the “AMC”) approved the adoption of a merger agreement between AMC and NYSE Euronext and certain of their subsidiaries whereby the AMEX will be a separate platform under NYSE Euronext. In July 2008, the AMEX submitted proposed rule changes in connection with the trading of AMEX- listed securities following the merger, including on which market each class of securities will trade following the merger. The SEC must still approve the rule changes in connection with the transaction and related AMEX-proposed trading rules before the merger becomes final. No final decision has been made as to any changes in listing standards, but the Company expects to continue to be listed on AMEX. There can be no assurance that the company will be able to maintain its compliance with any such new listing standards without significant additional cost to the company, or at all. Our common stock daily trading volume has been limited and sporadic. Also, there can be no assurance that we will remain listed on an established stock exchange. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:
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
As of August 4, 2008, our officers and directors owned an aggregate of 10,838,960 shares, or 31.1% of our outstanding common stock on that date. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or 13.7% of our outstanding common stock on that date, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence shareholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.
A large portion of our outstanding common shares became eligible for resale under Rule 144 on July 12, 2008 and another portion will be released on December 31, 2008. Sales of those shares may reduce the market price of our stock.
Stockholders who received our common shares as a result of the merger between PASW, Inc. and VirnetX, Inc. entered into a Company Lock-Up Agreement restricting sales of their shares until July 5, 2008. Subsequently, certain of our stockholders signed a Lock-Up Agreement with our underwriter in connection with our recent public offering, which restricts sales of their shares until December 31, 2008. The current trading price may not be reflective of what the price will be once the shares subject to the underwriters’ Lock-Up Agreement are released on December 31, 2008. Sales of such shares may drive down the price of our stock. A total of 15,796,786 shares representing 45.3% of our outstanding common stock at June 30, 2008 became eligible for trading on July 12, 2008. An additional 8,489,545 shares representing 24.3% of our outstanding common stock at June 30, 2008 will become eligible for trading on December 31, 2008.
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
Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of the Company’s common stock, which could affect its trading price.
Trading in our securities is currently subject to “penny stock” rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price of our common stock.
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
We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares. The holders of any debt securities or instruments we may issue would have rights superior to the rights of our common stockholders.
We have no current intention of declaring or paying any cash dividends on our common stock.
We do not plan to declare or pay any cash dividends on our common stock. Our current policy is to use all funds and any earnings in the operation and expansion of our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The annual meeting of stockholder was held on May 30, 2008. At the annual meeting, stockholders voted to:
(i)	elect two Class I directors of the Company, each to serve for three-year term, until their resignation or until their successors are duly elected or appointed;
(ii)	ratify the appointment by our Audit Committee of Farber Hass Hurley LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008; and

(iii)	approve our 2007 Stock Plan.
There were 34,899,985 shares of Common Stock entitled to vote at the meeting, of which 22,870,897 (65.53%) were represented at the meeting.
The voting results were as follows:
Election of Directors

Name	For	Against	Abstained

Kendall Larsen	22,851,298	19,599	—

Scott C. Taylor	22,851,298	19,599	—
Ratification of Independent Registered Public Accounting Firm

For	Against	Abstained

22,870,764	133	—
Ratification of 2007 Stock Plan

For	Against	Abstained

20,457,486	45,904	56,666
     As a result, each nominee for director was elected to the Board of Directors for the term set forth above, the appointment of Farber Hass Hurley LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 and the 2007 Stock Plan were duly ratified by the stockholders.
No other matters were brought forward for consideration or vote.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6 — EXHIBITS

Exhibit
Number	Description

3.01	Certificate of Incorporation of the Company. †

3.02	By-laws of the Company. †

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

*	Filed herewith.

**	Furnished herewith.

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
William E. Sliney
Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Certificate of Incorporation of the Company. †

3.02	By-laws of the Company. †

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

*	Filed herewith.

**	Furnished herewith.