Form 10-Q
period 2008-09-30
VirnetX Holding Corp
filed 2008-11-04
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2008 was 34,899,985.

VIRNETX HOLDING CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$2,260,170	$8,589,447
Accounts receivable, net	4,144	5,860
Prepaid expense and other current assets	529,531	399,201

Total current assets	2,793,845	8,994,508

Property and equipment, net	33,307	32,658
Intangible and other assets	252,000	252,000

Total assets	$3,079,152	$9,279,166

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,467,412	$531,790
Current portion of long-term obligation	44,000	48,000

Total current liabilities	1,511,412	579,790

Long-term obligation, net of current portion	160,000	204,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares issued and outstanding: 0 shares at September 30, 2008 and December 31, 2007, respectively	0	0
Common stock, par value $0.0001 per share, authorized 100,000,000 shares, issued and outstanding: 34,889,985 shares at September 30, 2008 and 34,667,214 at December 31, 2007, respectively	3,489	3,467
Additional paid-in capital	21,383,434	19,467,890
Accumulated deficit	(19,979,183)	(10,975,981)

Total stockholders’ equity	1,407,740	8,495,376

Total liabilities and stockholders’ equity	$3,079,152	$9,279,166

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
	Three Months	Three Months	August 2, 2005
	Ended September	Ended September	(Date of Inception)
	30, 2008	30, 2007	to September 30, 2008
Revenue — royalties	$23,905	$46,664	$182,821
Operating expense
Research and development	215,513	200,062	1,927,839
General and administrative	2,755,568	2,435,262	18,341,135

Total operating expense	(2,971,081)	(2,635,324)	(20,268,974)

Loss from operations	(2,947,176)	(2,588,660)	(20,086,153)
Interest and other income, net	24,301	22,377	106,970

Net loss	$(2,922,875)	$(2,566,283)	$(19,979,183)

Basic and diluted loss per share	$(0.08)	$(0.08)

Weighted average shares outstanding	34,899,985	30,580,000

			For the period
	Nine Months	Nine Months	August 2, 2005
	Ended September	Ended September	(Date of Inception)
	30, 2008	30, 2007	to September 30, 2008
Revenue — royalties	$107,955	$46,664	$182,821
Operating expense
Research and development	633,335	468,240	1,927,839
General and administrative	8,620,276	4,103,509	18,341,135

Total operating expense	(9,253,611)	(4,571,749)	(20,268,974)

Loss from operations	(9,145,656)	(4,525,085)	(20,086,153)
Interest and other income (expense), net	142,454	(23,111)	106,970

Net loss	$(9,003,202)	$(4,548,196)	$(19,979,183)

Basic and diluted loss per share	$(0.26)	$(0.41)

Weighted average shares outstanding	34,866,480	11,135,000

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
	Nine Months	Nine Months	August 2, 2005
	Ended September 30,	Ended September 30,	(Date of Inception)
	2008	2007	to September 30, 2008
Cash flows from operating activities:
Net loss	$(9,003,202)	$(4,548,196)	$(19,979,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,470	12,425	39,768
Stock-based compensation	1,915,544	348,572	3,746,162
(Increase) in current assets	(128,614)	(561,195)	(548,909)
Increase in accounts payable and accrued expenses	937,644	678,622	1,469,434

Net cash used in operating activities	(6,265,158)	(4,069,772)	(15,272,728)

Cash flow from investing activities:
Cash acquired in acquisition	0	0	14,009
Purchase of fixed assets	(14,119)	(17,401)	(71,850)

Net cash used in investing activities	(14,119)	(17,401)	(57,841)

Cash flow from financing activities:
Proceeds from convertible debt	0	1,500,000	1,500,000
Payment of long-term obligation	(50,000)	0	(50,000)
Proceeds from sale of common stock	0	2,983,439	14,730,934
Proceeds from issuance of preferred stock	0	0	1,147,625
Proceeds from issuance of restricted stock and options	0	0	262,180

Net cash used in financing activities	(50,000)	4,483,439	17,590,739

Net increase (decrease) in cash	(6,329,277)	396,266	2,260,170
Cash — beginning	8,589,447	139,997	0

Cash — ending	$2,260,170	$536,263	$2,260,170

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
     Under GAAP, the accompanying financial statements have been prepared as if VirnetX, Inc., a company with an inception date of August 2, 2005 and which is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007. Accordingly, the accompanying statements of operations include the consolidated results for the periods ended September 30, 2008 as well as the deficit accumulated during the development stage, which includes the operations of VirnetX, Inc. from August 2, 2005 to September 30, 2008 and the operations of PASW, Inc. from July 5, 2007 to September 30, 2008. The historical share activity of VirnetX, Inc. has been retroactively restated to account for the exchange rate used in affecting the merger and for a one for three reverse stock split completed on October 29, 2007.
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
     Although we believe we may derive revenues in the future from our principal patent portfolio and are currently endeavoring to develop certain of those patents into marketable products, we have not done so to date. As such, we are in the development stage and consequently are subject to the risks associated with development stage companies, including the need for additional financings, the uncertainty that our patent and technology licensing program development efforts will produce revenue-bearing licenses for us, the uncertainty that our development initiatives will produce successful commercial products as well as the uncertainty of marketing and customer acceptance of such products.

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
Note 4 — Patent Portfolio
     As of September 30, 2008, we had 11 issued U.S. and eight issued foreign technology related patents, and have several pending U.S. and foreign patent applications. The term of our issued U.S. and foreign patents runs through the period 2019 to 2024. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Minimum annual royalty payments of $50,000 are due beginning in 2008. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.
     Generally upon our default of our agreement with SAIC and certain other events, we are required to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration.
     During the nine months ended September 30, 2008, we made our first minimum annual payment of $50,000 to SAIC. As of September 30, 2008, we had not received any royalty revenue on the patents nor begun to amortize the related intangible asset.
Note 5 — Commitments
     We lease our office facility under a non-cancelable operating lease that ends in 2012. We recognize rent expense on a straight-line basis over the term of the lease.

Minimum Required Lease
For the Period	Payments in Period
October 1 through December 31, 2008	$9,409
2009	42,100
2010	53,400
2011	58,900
2012	40,300

$204,109

Note 6 — Stock Plan
     In 2005, VirnetX, Inc. adopted the 2005 Stock Plan, or the Plan, which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007. The Plan provides for the granting of stock options and restricted stock units to our employees, directors and consultants. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options, or ISOs, may only be granted to our employees (including officers and directors). Nonqualified stock options, or NSOs, may be granted to our employees and consultants.

     Options under the Plan may be granted for a period of up to ten years and at prices not less than 85% of the estimated fair market value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% or 85% of the estimated fair market value of the shares at the date of grant, respectively, and the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
     There were 4,318,596 options outstanding at September 30, 2008 and 4,068,595 at December 31, 2007 with an average exercise price of $4.34 at September 30, 2008 and $2.94 at December 31, 2007. As of September 30, 2008, there were 2,801,391 shares available to be granted under the Plan.
     There were 100,000 options granted during the period July 1, 2008 through September 30, 2008. No options were exercised in the nine months ended September 30, 2008.
Note 7 — Stock-Based Compensation
     We account for equity instruments issued to employees in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Shared-Based Payment, or SFAS 123(R), which requires that such issuances be recorded at their fair value on the grant date. Expense recognized is subject to periodic adjustment as the underlying equity instrument vests. We have elected to adopt the modified retrospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing equity awards had been applied from inception.
     Stock-based compensation expense is included in general and administrative expense for each period ended September 30, 2008. Total stock-based compensation expense was $678,646 and $1,915,544 for the three and nine months ended September 30, 2008 respectively.
     As of September 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $7,886,317, which will be amortized as expense over the related vesting period. As of September 30, 2008, the weighted average vesting period was approximately 2.0 years.
     The fair value of option grants was estimated on the date of grant using the following assumptions:

	Period
	Ended	Year Ended
	September 30,	December 31,
	2008	2007
Volatility	190.00%	100.00%
Risk-free interest rate	3.83%	3.32%
Expected life	6.3 years	6.5 years
Expected dividends	0.00%	0.00%
Weighted-average grant date fair value of stock options granted	$3.54	$4.96
     The expected life was determined using the simplified method outlined in Staff Accounting Bulletin No. 107, extended by SAB 110, using the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. The Company has not provided an estimate for forfeitures because the Company has no history of forfeited options and believes that all outstanding options at September 30, 2008 will vest. In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

Note 8 — Warrants
     During 2007, we issued warrants to purchase 266,667 shares of our common stock at $0.75 per share. The warrants expire in 2012. In January 2008, 233,334 of these warrants were exercised in a cashless exercise transaction. As a result of the January 2008 exercise, a total of 203,911 shares of our common stock were issued. In March 2008, 33,333 of these warrants were exercised in a cashless exercise transaction. As a result of the March 2008 exercise, a total of 28,860 shares of our common stock were issued.
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
     A Markman hearing on claim construction is scheduled for February 2009, and the trial is scheduled to begin on October 12, 2009. On March 31, 2008, Microsoft filed its Motion to Dismiss our case. On June 3, 2008, the court denied the Motion to Dismiss filed by Microsoft. The court’s order denying Microsoft’s motion expressly confirms our constitutional standing to sue for patent infringement. Also pursuant to the court decision on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.
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
     Because the outcome of this litigation cannot be estimated at this time, we have made no provision for loss or future expenses in the accompanying financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Company Overview
     We are a development stage company focused on commercializing a patent portfolio for securing real-time communications over the Internet. These patents were acquired by our principal operating subsidiary, VirnetX, from Science Applications International Corporation, or SAIC. SAIC is a FORTUNE 500® scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health.
     In December 2007, we closed an underwritten public offering of 3.45 million shares of our common stock, raising gross proceeds of $13.8 million before underwriting discounts and commissions and offering expenses. In connection with the 2007 offering, our common shares began trading on the American Stock Exchange under the ticker symbol “VHC.” Our principal business activities to date are our efforts to commercialize our patent portfolio. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain Internet-based communications by our wholly-owned Japanese subsidiary pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.
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
     We are in the development stage and consequently we are subject to the risks associated with development stage companies including: the need for additional financings; the uncertainty that our patent and technology licensing program development efforts will produce revenue bearing licenses for us; the uncertainty that our development initiatives will produce successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, we will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

Recent Developments in the Quarter Ended September 30, 2008
     On August 6, 2008 we entered into an engagement letter with Cowen and Company LLC a New York based investment banking group to act as lead placement agent in connection with a proposed public offering of up to $30,000,000 in common stock and warrants to purchase shares of our common stock. On August 25, 2008 we entered into an engagement letter with Craig-Hallum Capital Group LLC, a Minneapolis, MN based research, institutional sales and trading, and investment banking group, to act as co-placement agent in connection with this proposed offering.
     On August 26, 2008, we were awarded another U.S. patent, number 7,418,504, by the U.S. Patent and Trademark Office. The new patent, titled “Agile network protocol for secure communications using secure domain names” describes a system for establishing a secure communication link using secure domain names. In conjunction with the issuance of this patent, we will seek to commercialize these exclusive rights in the United States by establishing the secure domain name registry service for the Internet. Additional information about the patent can be found on www.uspto.gov.
     On September 24, 2008 we announced that we have filed a registration statement with the U.S. Securities and Exchange Commission, or SEC, for a proposed public offering of up to $30,000,000 in common stock and warrants to purchase shares of our common stock and that Cowen and Company, LLC and Craig-Hallum Capital Group LLC have agreed to act as lead placement agent and co-placement agent, respectively, in connection with this proposed offering.
     On October 23, 2008, our Board of Directors authorized the establishment of an advisory board and we concurrently entered into advisory board agreements with John Cronin, Paul Henderson, and John F. Slitz. The members of our advisory board will collaborate with and provide advice and assistance to us, with a focus on facilitating the development and commercialization of our licensing program. We will strategically select members of our advisory board, including those appointed on October 23, 2008, who are well-informed and well-connected in fields relevant to our software and technology solutions, market direction, and future plans. Biographical information regarding the Company’s three advisory members is available on Form 8-K filed with the SEC on October 27, 2008.
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
Results of Operations
Nine Months Ended September 30, 2008
Compared with Nine Months Ended September 30, 2007
Revenue — Royalties
     Revenue generated decreased to $23,905 for the three months ended September 30, 2008 from $46,664 for the three months ended September 30, 2007. Revenue generated increased to $107,955 for the nine months ended September 30, 2008 from $46,664 for the nine months ended September 30, 2007. Our revenue in 2008 was solely limited to the royalties earned under our single license agreement through our Japan subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to seek additional licenses or other revenue through our Japan subsidiary.

Research and Development Expenses
     Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff. Research and development costs are expensed as incurred.
     Our research and development expenses increased by $165,095 to $633,335 for the nine months ended September 30, 2008, from $468,240 for the nine months ended September 30, 2007. This increase is primarily due to increased engineering activities for product development and the addition of one engineer. We expect research and development expenses to increase as employees are hired to provide in-house research and development. While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.
     Our selling, general and administrative expenses increased by $4,516,767 to $8,620,276 for the nine months ended September 30, 2008 from $4,103,509 for the nine month period ended September 30, 2007.
     Within selling, general and administrative expenses, legal fees increased by $2,166,735 to $4,618,256 for the nine months ended September 30, 2008 from $2,451,521 for the nine months ended September 30, 2007. The increase in fees incurred was due primarily to our patent infringement litigation against Microsoft and filing of Form S-1 dated September 24, 2008.
     In addition, during the nine months ended September 30, 2008, we made our first minimum annual royalty payment of $50,000 to SAIC pursuant to the patent license and assignment agreement, as amended, by and between VirnetX and SAIC. As of September 30, 2008, we had not received any royalty revenue on the patents nor begun to amortize the related intangible asset.
     Also within selling, general and administrative expenses, expenses increased by $2,350,032 to $4,002,020 for the nine months ended September 30, 2008, from $1,651,988 for the nine month period ended September 30, 2007. The increase was due principally to stock options granted to our employees and directors. In addition, we increased the number of employees and resources in order to comply with the requirements associated with being an SEC reporting company.
     Once we begin to generate royalty revenues, we expect that our selling expenses will increase significantly as we must make payments to ipCapital Group and SAIC with respect to such revenues and as we begin to expand our sales force.
Liquidity and Capital Resources
     We are in the development stage and have raised capital since our inception through the issuance of our equity securities. We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs. As of September 30, 2008, we had approximately $2,260,170 in cash. We believe that our cash and cash equivalents will be sufficient to fund operations for at least the next 12 months. We will need to generate additional revenue or raise additional funding in the near future to continue our operations thereafter.
     We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. On September 24, 2008, we filed a Registration Statement on Form S-1 (File No. 333-153645) with the SEC. This registration statement contemplates a public offering of shares of our common stock and warrants to purchase shares of our common stock. This registration statement has not yet been declared effective by the SEC, but we anticipate that our existing cash and cash equivalents, together with the net proceeds from this offering if this registration statement is declared effective and assuming that the offering is fully subscribed and is completed, will be sufficient to fund operations for at least the next 12 months. There can be no assurance that this offering will be fully subscribed on acceptable terms or at all, particularly in the current capital markets environment.
     We believe that our 2008 cash requirement to fund our operations will average approximately $660,000 per month and that our 2009 average cash requirement to fund operations will increase to approximately $950,000 per month. We anticipate our monthly cash requirements will increase significantly as we increase our expenditures for:

•	our lawsuit against Microsoft;
•	infrastructure;
•	sales and marketing;
•	research and development;
•	personnel; and
•	general business enhancements.
     We may exceed those projected amounts if we increase these expenditures in response to business conditions we do not currently anticipate or for other reasons.
     The process of developing new security solutions is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our patented technology offerings will achieve market acceptance. We are unable to predict when we will begin to generate material net cash inflows from our patent and technology licensing program and our secure domain name registry service.
     To obtain additional capital when needed, we expect to evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all. We cannot assure you that we will successfully commercialize our products and services or that our products and services will gain sufficient market acceptance to enable us to earn a profit. If we are unable to obtain additional capital, we may be required to cease operations or to reduce cash used in our business, including the termination of commercialization efforts that may appear to be promising, the sale of our patent portfolio or other assets, the abandonment of our litigation with Microsoft or others and the reduction in overall operating activities.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we did not have any off balance sheet arrangements except for operating lease commitments and the contingent portion of our royalty obligation under our royalty agreement with SAIC. We have discussed these arrangements in more detail in Note 4 and Note 5 to the financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Not Applicable.
ITEM 4 — CONTROLS AND PROCEDURES.
     (a) Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS.
     We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division, or the Court. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. Discovery has begun, a Markman hearing on claim construction is scheduled for February 2009, and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. On March 31, 2008, Microsoft filed a Motion to Dismiss for lack of standing, which was denied by the Court pursuant to an order dated June 3, 2008. Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.
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
     In the near term, we will dedicate significant time and resources to the Microsoft litigation. The risks associated with such dedication of time and resources are set forth in the “Risk Factors” section of this prospectus.
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
ITEM 1A — RISK FACTORS.
Risks Related To Existing and Future Litigation
We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.
     On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks, or VPNs. We seek damages and injunctive relief. On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. The time and effort required of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business. Microsoft has counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.
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
We are devoting a substantial amount of our financial and management resources to the Microsoft litigation, and if we are unsuccessful in this lawsuit, our financial condition may be so adversely affected that we may not survive.
     Currently, we are devoting substantial time, effort and financial resources to our lawsuit against Microsoft. We are a development stage company with no finished product, and, although our business strategy is focused primarily on bringing patented products to market, our business strategy also depends greatly on obtaining a judgment in our favor from the courts and collecting such judgment before our financial resources are depleted. In the event we are not awarded and do not subsequently obtain monetary and injunctive relief, we may not have enough financial resources to continue our operations.
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
We may commence additional legal proceedings against third parties who we believe are infringing on our intellectual property rights, and if we are forced to litigate to defend our intellectual property rights, or to defend claims by third parties against us relating to intellectual property rights, legal fees and court injunctions could adversely affect our financial condition or end our business.
     Disputes regarding the ownership of technologies and intellectual property rights are common and we may have intellectual property infringement claims against other parties in addition to our claims against Microsoft. If we decide to commence actions against any additional parties, doing so may be expensive and time-consuming, which may adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we would be successful in these additional legal proceedings and the existence and outcome of any such litigation could harm our business. In addition, commencing lawsuits may lead to potential counterclaims which may preclude our ability to develop and commercialize our initial products.
Risks Related to Our Business and Our Industry
We are a development stage company with virtually no revenues.
     We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until after our patent portfolio, or part of it, is commercialized. We do not anticipate launching any new products into the market until the first quarter of 2009, at the earliest. We will need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.

We anticipate incurring operating losses and negative cash flows for the foreseeable future resulting in uncertainty of future profitability and limitations on our operations.
     We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we increase our expenditures for:
•	our lawsuit against Microsoft;

•	infrastructure;

•	sales and marketing;

•	research and development;

•	personnel; and

•	general business enhancements.
     We need to significantly increase our revenue if we are to attain profitability and there is no assurance that we will be able to do so. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.
Our business plan for commercializing our patents and technology is new and unproven, and therefore we can provide no assurance that we will be successful in pursuing it.
     We intend to develop products to provide a security platform for real-time communications; however, this is not a defined market. We expect to depend on our intellectual property licensing fees for the majority of our revenues. Our ability to generate licensing fees is highly dependent on mainstream market adoption of real-time communications based on SIP or using DNS lookup protocols as well as customer adoption of our GABRIEL Communication Technologytm and our secure domain name registry. We cannot assure you that customers will adopt our products and services, or that we will succeed in building a profitable business based on our business plan.
We may or may not be able to capitalize on potential market opportunities related to our licensing strategy or our patent portfolio.
     Our business strategy calls for us to enter into licensing relationships with the leading companies in our target market in order to reach a larger end-user base than we could reach through direct sales and marketing efforts. We have engaged ipCapital Group to help develop our licensing strategy and to introduce the Company to five potential strategic licensees of the Company’s technology. In connection with this engagement, we agreed to pay ipCapital Group 10% of the royalties of each resulting licensing arrangement, up to an aggregate maximum of $2 million per licensee, or $10 million in the aggregate. There can be no assurance that we will be able to capitalize on the potential market opportunity. Our inability to generate licensing revenues associated with the potential market opportunity could result from a number of factors, including, but not limited to:
•	our capital resources may be insufficient;

•	our management team may not have sufficient bandwidth to successfully capitalize on all of the opportunities identified by ipCapital Group;

•	we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms; and

•	the validity of our patents underlying the licensing opportunity is currently being challenged in our litigation against Microsoft.
We will need additional capital to pursue our litigation strategy, conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

     We will require significant additional capital from sources including equity and/or debt financings, license arrangements, grants, collaborative research arrangements and/or other sources in order to develop and commercialize our products and continue operations. If we are not able to raise additional capital when needed, our business will fail. We have filed a registration statement on Form S-1 with the SEC to register a proposed public offering of our common stock and warrants to purchase our common stock. There can be no assurance that we will be able to successfully close this financing on acceptable terms or at all, especially in the current capital markets environment.
Our business greatly depends on the growth of IM, VoIP, mobile services, streaming video, file transfer and remote desktop and other next-generation Internet-based applications.
     We cannot assure you that next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer and remote desktop will continue to gain widespread market acceptance. The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:
•	unwillingness of consumers to shift to VoIP and use other such next-generation Internet-based applications;

•	refusal to purchase security products to secure information transmitted through such applications;

•	perception by the licensees of unsecure communication and data transfer;

•	lack of concern for privacy by licensees and users;

•	limitations on access and ease of use;

•	congestion leading to delayed or extended response times;

•	inadequate development of Internet infrastructure to keep pace with increased levels of use; and

•	increased government regulations.
If the market for IM, VoIP, mobile services, streaming video, file transfer and remote desktop does not grow as anticipated, our business would be adversely affected.
     The success of our products that secure IM, VoIP, mobile services, streaming video, file transfer and remote desktop, among other real-time communications applications, depends on the growth in the number of users, which in turn depends on the Internet gaining more widespread acceptance as the basis for these real-time communications applications. These real-time communications applications are still in early stages of market acceptance and we cannot assure you that they will continue to develop a broader audience. For example, potential new users may view VoIP as unattractive relative to traditional telephone services for a number of reasons, including the need to purchase computer headsets or the perception that the price advantage for VoIP is insufficient to justify the perceived inconvenience.
While the use of IM and other next-generation Internet-based applications has grown rapidly in personal and professional use, there can be no assurance that users will pay to secure their use of such applications.
     Many services such as Microsoft, Yahoo! and America Online offer IM free of charge. However, security solutions for these services are not free, and OEMs may not want to adopt such security solutions if users of IM do not see the value and do not want to pay for such security solutions. If personal and professional users of IM and other next-generation Internet-based solutions do not want to pay for the security solutions, we will have difficulty marketing and selling our products and technologies.
We expect that we will experience long and unpredictable sales cycles, which may impact our quarterly operating results.

     We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:
•	the need to educate potential customers about our patent rights and our product and service capabilities;
•	customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;
•	customers’ budgetary constraints;
•	the timing of customers’ budget cycles; and
•	delays caused by customers’ internal review processes.
We expect that we will be substantially dependent on a concentrated number of customers. If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.
     We expect that for the foreseeable future, a significant portion of our revenues will be generated from a limited number of customers. There can be no guarantee that we will be able to obtain such customers, or if we do so, to sustain our revenue levels from these customers. If we cannot establish, maintain or replace the limited group of customers that we anticipate will generate a substantial majority of revenues, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.
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
     The development of our planned products and services and other patented technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively. Updating our technology internally and licensing new technology from third-parties may also require us to incur significant additional expenditures.

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
     If our products do not gain market acceptance, we may not be able to fund future operations, including the development of new products and/or our sales and marketing efforts for our current products, and such inability would have a material adverse effect on our business, financial condition and operating results.
Our products are highly technical and may contain undetected errors, which could cause harm to our reputation and adversely affect our business.
     Our products are highly technical and complex and, when deployed, may contain errors or defects. In addition, we rely on third parties for software development and technology services, and there may be errors in the development processes used by our third party counterparts that may adversely affect our end products. Despite testing, some errors in our products may only be discovered after a product has been installed and used by customers. Any errors or defects discovered in our products after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we expect to provide implementation, consulting and other technical services in connection with the implementation and ongoing maintenance of our products, which typically involves working with sophisticated software, computing and communications systems. We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks we cannot control.
     In addition, our business will also depend upon the capacity, reliability and security of the infrastructure owned by third parties that we will use to deploy our offerings. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. Also, to the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real time communication; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.
System failure or interruption or our failure to meet increasing demands on our systems could harm our business.
     The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish. To the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures. Our systems and operations will also be vulnerable to damage or interruption from:
•	power loss, transmission cable cuts and other telecommunications failures;
•	damage or interruption caused by fire, earthquake, and other natural disasters;
•	computer viruses or software defects; and
•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.
     System interruptions or failures and increases or delays in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.
     Any significant problem with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us. A failure in the operation of our secure domain name registration system could result in the inability of one or more registrars to register and maintain secure domain names for a period of time. A failure in the operation or update of the master directory that we plan to maintain could result in deletion or discontinuation of assigned secure domain names for a period of time. The inability of the registrar systems we establish, including our back office billing and collections infrastructure, and telecommunications systems to meet the demands of an increasing number of secure domain name requests could result in substantial degradation in our customer support service and our ability to process registration requests in a timely manner.
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.
     We will retain certain confidential customer information in our secure data centers and secure domain name registry. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.
     Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in the techniques for attacking security solutions could make some or all of our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our services. Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as of the security or reliability of our services.
We may incur significant expenses and damages because of liability claims.
     An actual or perceived breach of our security solutions could result in a product liability claim against us. A substantial product liability claim against us could harm our operating results and financial condition. In addition, any actual or perceived breach of our security solution, whether or not caused by the failure of one of our products, could hurt our reputation and cause potential customers to turn to our competitors’ products.

Our ability to sell our solutions will be dependent on the quality of our technical support, and our failure to deliver high-quality technical support services could have a material adverse effect on our sales and results of operations.
     If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve the foregoing, our ability to sell our products would be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products instead of ours in the future.
There has been increased competition for security solutions in the real-time communications industry, as more companies seek to provide products and services similar to our proposed products and services, and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.
     We expect competition for our products and services to be intense. We expect to compete against other companies offering similar security products and services that will compete directly with our proposed products and services. We also expect that we will compete against established vendors within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties. For the foreseeable future, substantially all of our competitors are likely to be larger, better-financed companies that may develop products superior to our proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:
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
If we are not able to adequately protect our patented rights, our operations would be negatively impacted.
     Our ability to compete largely depends on the superiority, uniqueness and value of our technology and intellectual property. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Further, we can give no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. Despite these efforts, any of the following may reduce the value of our intellectual property:
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
     In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. While we have numerous pending international patents, obtaining such patents will not necessarily protect our technology or prevent our international competitors from developing similar products or technologies. Our inability to adequately protect our patented rights would have a negative impact on our operations and revenues.
     In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.
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
When we attempt to implement our secure domain name registry services business, we may be subject to government and industry regulation and oversight which may impede our ability to achieve our business strategy.
     The U.S. government has historically controlled the authoritative domain name system, or DNS, root server since the inception of the Internet. On July 1, 1997, the President of the United States directed the U.S. Secretary of Commerce to privatize the management of the domain name system in a manner that increases competition and facilitates international participation in its management.
     On September 29, 2006, the U.S. Department of Commerce extended its delegation of authority by entering into a new agreement with the Internet Corporation for Assigned Names and Numbers, or ICANN, a California non-profit corporation headquartered in Marina Del Rey, California. ICANN is responsible for managing the accreditation of registry providers and registrars that manage the assignment of top level domain names associated with the authoritative DNS root directory. Although other DNS root directories are possible to create and manage privately without accreditation from ICANN, the possibility of conflicting name and number assignments makes it less likely that users would widely adopt a top level domain name associated with an alternative DNS root directory provided by a non-ICANN-accredited registry service.
     On June 26, 2008, ICANN announced that it will be relaxing its prior position and will begin to issue generic top level domain names, or gTLDs, more broadly than it had previously. ICANN expects to begin to take applications for gTLDs in April or May of 2009 with an application fee of $100,000 or more per application. ICANN expects the first of these customized gTLDs to be issued in the fourth quarter of 2009.
     We are currently evaluating whether we will apply to become an ICANN-accredited registry provider with respect to one or more customized gTLDs, or create our own alternative DNS root directory to manage the assignment of non-standard secure domain names. We have not yet begun discussions with ICANN and we cannot assure you that we will be successful in obtaining ICANN accreditation for our registry service on terms acceptable to us or at all. Whether or not we obtain accreditation from ICANN, we will be subject to the ongoing risks arising out of the delegation of the U.S. government’s responsibilities for the domain name system to the U.S. Department of Commerce and ICANN and the evolving government regulatory environment with respect to domain name registry services.

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
     VoIP services are not currently subject to all of the same regulations that apply to traditional telephony. The U.S. Federal Communications Commission has imposed some traditional telephony requirements on VoIP such as disability access requirements and other obligations. It is possible that federal and state legislatures may seek to impose increased fees and administrative burdens on VoIP, data and video providers. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode the pricing advantage over competing forms of communication and adversely affect consumer adoption of VoIP products generally.
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
     The growing popularity and use of the Internet has burdened the existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service. As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over the traditional telephone networks. If any of these petitions or the relief that they seek is granted, the costs of communicating via online could increase substantially, potentially adversely affecting the growth in the use of online secure communications. Any of these developments could have an adverse effect on our business.
The departure of Kendall Larsen, our Chief Executive Officer and President, and/or other key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us.
     Our success largely depends on the skills, experience and efforts of our key personnel, including Kendall Larsen, our Chief Executive Officer and President. We have no employment agreements with any of our key executives that prevent them from leaving us at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees. The loss of Mr. Larsen, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.
We will need to recruit and retain additional qualified personnel to successfully grow our business.
     Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as engineers. Inability to attract and retain such personnel could adversely affect our business. Competition for engineering, sales, marketing and executive personnel is intense, particularly in the technology and Internet sectors and in the regions where our facilities are located. We can provide no assurance that we will attract or retain such personnel.

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
We will continue to incur significant costs as a result of being a public company.
     As a public company, we will continue to incur significant legal, accounting and other expenses that VirnetX did not incur as a private company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, and these costs could be material to us.

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
     Farber Hass Hurley LLP noted the following matters involving our internal control over financial reporting that are considered to be material weaknesses in connection with their audit of our 2007 financial statements:
•	Farber Hass Hurley LLP proposed, and we recorded, adjustments to our accounting for equity transactions during 2007;
•	Farber Hass Hurley LLP noted that our controls over financial disclosures need to be improved; and
•	Farber Hass Hurley LLP noted that certain expenses within 2007 were not timely accrued prior to receipt of billing statements.
     Prior to becoming our subsidiary, VirnetX was a development stage, privately held company that historically did not formalize or document internal controls over financial reporting, utilized the cash basis of accounting and was not required to have its financial statements audited or reviewed. Prior to becoming our subsidiary, VirnetX engaged independent auditors to audit its financial statements for certain prior periods. During the course of that audit, VirnetX independent auditors concluded that VirnetX internal controls over financial reporting suffered from certain “material weaknesses” and “significant deficiencies” over its internal controls over financial reporting as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. Because VirnetX is now our wholly-owned subsidiary, the material weaknesses in VirnetX internal controls over financial reporting have resulted in our having material weaknesses and significant deficiencies in our internal controls over financial reporting. We have commenced a process of developing, adopting and implementing policies and procedures to address such material weaknesses, and management believes it has addressed the material weaknesses identified by Farber Hass Hurley LLP in the course of the audit of our 2007 financial statements. However, that process has been and may continue to be time consuming and costly and there can be no assurance that our audit firm will not continue to identify these and other material weaknesses and significant deficiencies in the course of the audit of our 2008 financial statements.
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
Our ability to sell our solutions will be dependent on the quality of our technical support, and our failure to deliver high-quality technical support services could have a material adverse effect on our sales and results of operations.
     If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve the foregoing, our ability to sell our products would be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products instead of ours in the future.

Risks Related to Our Stock
Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.
     Our common stock is listed on the American Stock Exchange, or AMEX, but its daily trading volume has been limited and sporadic. Also, there can be no assurance that we will remain listed on the AMEX. In the past several months, the market price of our common stock has experienced significant fluctuation. Between January 1, 2008 and September 15, 2008, the reported last sale price for our common stock has ranged from $5.65 to $2.80 per share. We expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:
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
     As of September 30, 2008, our officers and directors beneficially owned an aggregate of 9,130,097 shares, or 26.16% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or 13.7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence shareholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.
Large portions of our outstanding common shares were released from contractual restrictions on July 5, 2008 and additional shares will be released on December 31, 2008, and sales of those shares may drive down the price of our stock.
     Stockholders who received our common shares as a result of the merger between PASW, Inc. and VirnetX entered into a lock-up agreement restricting sales of their shares until July 5, 2008. Subsequently, certain of our stockholders signed a lock-up agreement with the underwriter in connection with our public offering in December 2007, which restricts sales of their shares until December 31, 2008. Sales of the shares released from lock-up on July 5, 2008 may have driven down the price of our stock. Certain of these additional shares were released after the first quarter of 2008, and certain of the shares will be released on December 31, 2008. Sales of such additional shares may drive down the price of our stock. The 8,489,545 shares that will become eligible for trading on December 31, 2008 represent 24.3% of our outstanding common stock as of September 30, 2008.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On December 21, 2007, our Registration Statement on Form SB-2 (File No. 333-145765) was declared effective by the SEC. We continue to use the proceeds from this public offering for general corporate purposes, including working capital, increased staffing, funding our litigation efforts, pursuing our licensing strategy and other general and administrative expenses. We retain broad discretion in the allocation of the proceeds of this public offering and as such, we may also use a portion of the net proceeds to acquire businesses, services, products or technologies or invest in businesses that we believe will complement our current or future business. As a result, we will retain broad discretion in the allocation of the proceeds of the public offering.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES.
Not Applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable.
ITEM 5 — OTHER INFORMATION.
Not Applicable.

ITEM 6 — EXHIBITS.

Exhibit
Number	Description

3.01	Certificate of Incorporation of the Company. †

3.02	By-laws of the Company. †

4.1	Form of Common Stock Purchase Warrant. (1)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008 (File No. 001-33852).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION
By:	/s/ Kendall Larsen
Kendall Larsen
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Sliney
William E. Sliney
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 4, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Certificate of Incorporation of the Company. †

3.02	By-laws of the Company. †

4.1	Form of Common Stock Purchase Warrant. (1)

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008 (File No. 001-33852).

*	Filed herewith.

**	Furnished herewith.