Form 10-K
period 2008-12-31
VirnetX Holding Corp
filed 2009-03-31
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33852
VirnetX Holding Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5615 Scotts Valley Drive, Suite 110
Scotts Valley, California	95066
(Address of principal executive offices)	(Zip Code)
(831) 438-8200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $0.0001 per share	NYSE Amex
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, was $123,163,825 based upon the closing price of the common shares of the Registrant on June 30, 2008. This calculation does not reflect a determination that certain persons are affiliated of the Registrant for any other purpose.
37,369,985 shares of Registrant’s Common Stock were outstanding as of March 26, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2009 Annual Meeting of Stockholders.

VirnetX Holding Corporation

Statement regarding forward-looking statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our current liquidity, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
PART I
Item 1. Business.
The Company
We are developing and commercializing software and technology solutions for securing real-time communications over the Internet. Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, enabling users to create a secure communication link using secure domain names. We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world. Our software and technology solutions provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer and remote desktop. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end users to enter any encryption information.
We intend to license our patents and our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. The leaders in these markets include Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Juniper Networks, Inc., LM Ericsson Telephone Company, Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Electronics Co. Ltd. and Sony Ericsson Mobile Communications AB, among others. We also intend to license our patent portfolio, technology and software, including our secure domain name registry service, to communication service providers as well as to system integrators. We believe that the market opportunity for our software and technology solutions is large and expanding. As part of our licensing strategy, in March 2008, we hired ipCapital Group, a leading advisor on licensing technology and intellectual property, to initiate discussions with several major potential licensees. Since its founding in 1998, ipCapital Group has supported the licensing efforts of clients across a variety of technologies and markets, resulting in transactions representing several hundred million dollars of value. We are currently in discussions with prospective customers in our target markets.

Our portfolio of intellectual property is the foundation of our business model. We currently have 12 patents in the United States and eight international patents, as well as several pending U.S. and foreign patent applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also have additional applications in operating systems and network security. The core development team behind our patent portfolio, technology and software has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC. SAIC is a FORTUNE 500® scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. We acquired this patent portfolio in 2006, and it now serves as the foundation of our planned licensing and service offerings. We expect to derive the majority of our revenue from license fees and royalties associated with these patents. We also intend to continue our research and development efforts to further strengthen and expand our patent portfolio, and over time, we plan to leverage this portfolio to develop a product suite that can be sold to enterprise customers and developers.
Industry Overview
The Internet is increasingly evolving into a rich medium used by individuals and businesses to conduct commerce, share information and engage in real-time communications including email, text messaging, IM, and voice and video calls. This communications experience is richer and more complex than ever before. Session initiation protocol, or SIP, was developed to enable the convergence of voice and data networks and today is the predominant industry standard for establishing multimedia communications over the Internet such as voice, video, instant messaging, presence information and file transfer. SIP, as well as other real-time collaboration protocols such as XMPP, use DNS lookup as its primary means of connecting Internet devices but is an open architecture that remains inherently unsecure.
We believe that accessing a diversity of services from a single device, anytime and anywhere, and the ability to access these same services from a range of devices, are emerging as key market requirements. The portions of the IP-telephony, mobility, fixed-mobile convergence and unified communications markets that could benefit from our software and technology solutions are forecasted by Infonetics to grow total revenues from approximately $59 billion in 2006 to approximately $162 billion by 2011, representing a compound annual growth rate, or CAGR, of approximately 22%. This growing trend represents a significant opportunity for VirnetX to license its patent portfolio, technology and software, and establish its secure domain name registry.
IP Telephony
IP telephony includes technologies that use Internet Protocol’s packet-switched connections to exchange voice, fax, and other forms of information traditionally carried over the dedicated circuit-switched connections of the public switched telephone network, or PSTN. The adoption of IP telephony has helped businesses significantly lower network operating costs by using a common network for voice and data. As the workforce becomes increasingly dispersed, mobile features enabled by Internet protocol-based communications such as presence, unified messaging, peer-to-peer applications, find me/follow me, white-boarding and document sharing have become more commonplace. However, the development of the related security infrastructure has lagged behind, leaving next-generation networks vulnerable to a multitude of threats including man-in-middle, eavesdropping, domain hijacking, distributed denial of service, or DDoS, spam over Internet telephony, or SPIT, and spam over instant messaging, or SPIM. These threats continue to highlight the need for securing next-generation networks. As the use of IP telephony systems extends beyond the boundaries of an organization’s private network, security is likely to become an even bigger concern. Worldwide revenue from IP telephony products like IP-PBX including IP phones, service provider VoIP and IMS equipment, VoIP gateways and hosted VoIP services for businesses is forecasted by Infonetics to grow from approximately $15 billion in 2006 to approximately $43 billion in 2011, representing a CAGR of approximately 23%. We believe our unique and patented solution provides the robust security platform required for providing on-demand secure communication links between enterprises intending to communicate securely without manually configuring the connections. We believe a standard security solution such as ours will further accelerate the adoption of IP telephony products in the market and allow enterprises to take full advantage of these rich content applications and real-time communications over the Internet, thereby significantly increasing their return on investment.

Fixed-Mobile Convergence
Fixed-mobile convergence is an environment where wireline and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, WiMAX, WiFi, cellular and fixed. We believe that the fixed-mobile convergence infrastructure equipment revenue will grow from approximately $9 million in 2006 to over $406 million in 2011, representing a CAGR of approximately 114%. Additionally, according to a thought leadership paper entitled “Road to Full Convergence” published by Fixed-Mobile Convergence Alliance, or FMCA, an alliance of leading operators representing a customer base of over 850 million customers, consumers increasingly feel the need to be connected and have real-time access to media streams, blogs and breaking news. During the past ten years, users have become increasingly technologically sophisticated and are now demanding greater functionality from the Internet. Today, the Internet is used for commerce, social networking, online dating and a number of other forms of media-rich, real-time communication and collaboration. Mobile devices like dual mode (cellular/WiFi) phones lie at the center of this transition and have become the device with the closest proximity and relationship to the user. We believe that accessing a diversity of services from a single device, anytime and anywhere, and the ability to access the same services from a range of devices, is emerging as a key market requirement. Worldwide total dual mode cellular/WiFi phone revenue was approximately $17 billion in 2006 and is expected to grow to approximately $76 billion in 2011, representing a CAGR of approximately 35%. The strong projected growth for converged cellular/WiFi phones and related services in enterprise and consumer market segments represents a significant opportunity for VirnetX’s patent portfolio, technology, and software to become the industry standard for securing real-time communication.
IP Mobility
Smartphones are multi-functional devices that handle a wide variety of business-critical applications and support increasingly complex functions including enhanced data processing, Internet access, e-mail access, calendars and scheduling, contact management and the ability to view electronic documents. Users have continual access to these applications while on the move making them an increasingly essential business tool for the mobile worker. These devices enable mobile workers to have similar functionality inside or outside the office thereby increasing employee efficiency. However, it is critical that this mobile environment have the same level of security as an enterprise’s internal network. Worldwide revenue from IP mobility products like smartphones and mobile data cards is expected to grow from approximately $26 billion in 2006 to approximately $41 billion by 2011, representing a CAGR of approximately 10%. We believe in order to realize the full functionality of IP mobility, several challenges including security must be overcome. When users are mobile, connections and data need to cross multiple network boundaries, each of which poses a security threat. Wireless networks present unique threats because rogue users can enter the enterprise network through wireless access points that may not be sufficiently protected as part of an organization’s IT security protocols. Providing authenticated access to the wireless networks and enterprise applications through the wireless domain are important requirements and represent a significant market opportunity for VirnetX’s patented technology and secure domain names to provide users fully authenticated secure access on a “zero-click” or “single-click” basis.
Unified Communications
The need to enhance productivity is putting increasing demand on instant access to, and the management of, rapidly expanding real-time information. Mobile collaboration, and the ability to conduct business whether inside or outside of the office, are high priorities. Business and consumer users are nomadic and expect instant access everywhere. The ability to establish multiple secure simultaneous network connections and provide IP sessions with strong security and encryption will be critical to widespread deployment of next-generation networks. A shortcoming of this new communications environment is that the various modes of communication operate independently from one another and do not integrate easily, if at all. As the number of devices grows, individual points of contact multiply and communication becomes more sophisticated and increasingly vulnerable.
The idea behind unified communications is to organize the array of communication methodologies, integrating the various fragmented ways individuals communicate today into a single communications experience, ultimately increasing utility and productivity. The basic components comprising unified communications include: a directory for storing addresses, various modes of communication with each user/contact (desk phone, mobile phone, IM, etc.), message storage for all messages regardless of communication method and secure presence of a user’s status for each mode of communication (available, away, busy, etc.). Worldwide unified communications market generated approximately $377 million in revenue in 2006 and is forecasted to grow rapidly over the next few years generating approximately $813 million in revenue in 2011, representing a CAGR of approximately 17%. We believe the growth in unified communication products may not reach its full potential due to the lack of transparent and seamless security as users hesitate to place their presence information online for all to see and as organizations block access due to the lack of credentials verified by a neutral third party. Our solutions help address these concerns and should enable significant growth in the unified communications market.

Our Solutions
Our software and technology solutions, including our secure domain name registry, our patents and our GABRIEL Connection Technology™ are designed to secure all types of real-time communications over the Internet. Our technology uses industry standard encryption methods with our patented DNS lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet. Our technology can be built into network infrastructure, operating systems or silicon chips developed for a communication or computing device to secure real-time communications over the Internet between any number of devices. Our technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users and transmit information between multiple devices, networks and operating systems. These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support rich content applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment. Our approach is a unique and patented solution that provides the robust security platform required by these rich content applications and real-time communications over the Internet. The key benefits and features of our technology include the following:
•	Automatic and seamless to the user. After a one-time registration, users connect securely on a “zero-click” or “single-click” basis.
•	Secure data communications. Users create secure networks with people they trust and communicate over a secure channel.
•
Control of data at all times. Users can secure and customize their unified communication and collaboration applications such as file sharing and remote desktop with policy-based access and secure presence information.

•	Authenticated users. Users know they are communicating with authenticated users with secure domain names.
•
Application-agnostic technology. Our solution provides security at the IP layer of the network by using patented DNS lookup mechanisms to make connections between secure domain names, thereby obviating the need to provide application specific security.

Competitive Strengths
We believe the following competitive strengths will enable our success in the marketplace:
•
Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet, and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enables users to create a secure communication link by generating secure domain names. We have a strong portfolio comprised of 12 patents in the United States and eight international patents, as well as several pending U.S. and foreign patent applications. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

•
Scalable licensing business model. Our intellectual property portfolio is the foundation of our business model. We are actively engaged in commercializing our intellectual property portfolio by pursuing licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, fixed-mobile convergence and unified communications end-markets. We have engaged ipCapital Group to accelerate our patent and technology licensing program with customers and to expand the depth of our intellectual property portfolio, and we are actively pursuing our first licensing agreements. We believe that our licensing business model is highly scalable and has the potential to generate strong margins once we achieve significant revenue growth.

•
Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years and, collectively, have over 120 years of experience in the field. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for SAIC during which time they invented the technology that is the foundation of our patent portfolio, technology, and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

Our Strategy
Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Communications TechnologyTM as the industry standard security platform. Key elements of our strategy are to:
•	Implement a patent and technology licensing program to commercialize our intellectual property, including our GABRIEL Connection TechnologyTM.
•
Establish VirnetX as the exclusive universal registry of secure domain names and to enable our customers to act as registrars for their users and broker secure communication between users on different registries.

•	Leverage our existing patent portfolio and technology to develop a suite of products that can be sold directly to end-user enterprises.
In furtherance of our strategy, in March 2008, we engaged ipCapital Group to help us support and grow our licensing business. The ipCapital Group is a leading advisor on licensing technology and intellectual property. Through our alliance with ipCapital Group, we are actively engaged in discussions with several potential customers in our target markets. ipCapital Group is led by John Cronin. Prior to founding ipCapital Group, Mr. Cronin was a distinguished inventor at IBM for 17 years where he patented 100 inventions, published over 150 technical papers, received IBM’s “Most Distinguished Inventor Award,” and was recognized as IBM’s “Top Inventor.” As a member of the senior technical staff and the prestigious IBM Academy, Mr. Cronin led an intellectual asset team that spearheaded efforts to produce and manage the development of intellectual property at IBM. Eventually known as “The IBM Patent Factory,” this select group supported the division that increased IBM’s annual licensing revenue from $30 million in 1992 to more than $1 billion in 1997 when Mr. Cronin left IBM. Since its founding in 1998, ipCapital Group has supported the licensing efforts of clients across a variety of technologies and markets, resulting in transactions representing several hundred million dollars of value.
License and Service Offerings
We plan to offer a diversified portfolio of license and service offerings focused on securing real-time communications over the Internet, including:
•
VirnetX patent licensing: Customers who want to develop their own implementation of the VirnetX code module for supporting secure domain names, or who want to use their own techniques that are covered by our patent portfolio for establishing secure communication links, will purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

•
GABRIEL Connection TechnologyTM Software Development Kit, or SDK: OEM customers who want to adopt the GABRIEL Connection TechnologyTM as their solution for establishing secure connections using secure domain names within their products will purchase an SDK license. The software development kit consists of object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. These tools are comprised of software for a secure domain name connection test server, a relay test server and a registration test server. Customers will pay an up-front license fee to purchase an SDK license and a royalty fee for every product shipped with the embedded VirnetX code module.

•
Secure domain name registrar service: Customers, including service providers, telecommunication companies, ISPs, system integrators and OEMs can purchase a license to our secure domain name registrar service. We provide the software suite and technology support to enable such customers to provision devices with secure domain names and facilitate secure connections between registered devices. This suite includes the following server software modules:

•
Registrar server software: Enables customers to operate as a secure domain name registrar that provisions devices with secure domain names. The registrar server software provides an interface for our customers to register new virtual private domains and sub-domain names. This server module must be enrolled with the VirnetX secure domain name master registry to obtain its credentials before functioning as an authorized registrar.

•
Connection server software: Allows customers to provide connection services to enrolled devices. The connection services include registration of presence information for authenticated users and devices, presence information query request services, enforcement of policies and support for communication with peers behind firewalls.

•	Relay server software: Allows customers to dynamically maintain connections and relay data to private IP addresses for network devices that reside behind firewalls.
Secure domain name registrar service customers will enter into a technology licensing and revenue sharing agreement with VirnetX whereby we will typically receive an up-front licensing fee for the secure domain name registrar technology, as well as ongoing annual royalties for each secure domain name issued by the customer.
•
Secure domain name master registry and connection service: As part of enabling the secure domain name registrar service, we will maintain and manage the secure domain name master registry. This service will enroll all secure domain name registrar customers and generate the credentials required to function as an authorized registrar. It also provides connection services and universal name resolution, presence information and secure connections between authorized devices with secure domain names.

•
Technical support services: We intend to provide high-quality technical support services to licensees and customers for the rapid customization and deployment of GABRIEL Connection TechnologyTM in an individual customer’s products and services.

Our research and development team was the team responsible for inventing the patents that form the foundation of the technology we intend to license to OEMs and service providers globally. This team has worked together for over ten years and, collectively, has over 120 years of experience in engineering and technology. We intend to leverage this experience and continue investing in research and development and, over time, expect to strengthen and expand our patent portfolio, technology, and software. While we are currently focused on securing real-time communications over the Internet and establishing the first and only secure domain name registry, we believe our existing and future intellectual property portfolio will extend to additional areas including, among others, network security and operating systems for fixed and mobile devices.
Customers
We are currently focused on commercializing our technology and are actively pursuing our first licensing agreements. We intend to license our patents and our GABRIEL Connection TechnologyTM to original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. We also intend to license our patent portfolio, technology and software, including our secure domain name registry service, to communication service providers as well as to system integrators.

Marketing and Sales
We plan to employ a leveraged, partner-oriented, marketing strategy for our patent and technology licensing program. The marketing strategy for our patent and technology licensing program will primarily be focused on OEMs. We have engaged ipCapital Group to accelerate our patent and technology licensing program with these customers and are actively pursuing our first licensing agreements.
We plan to directly market our domain name registry services to our service provider and system integrator customers. ipCapital Group is also focused on building our marketing efforts with these potential customers. Additionally, we hope to leverage our relationship with SAIC to extend our offering to departments and agencies within the federal government. SAIC is a FORTUNE 500® scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health.
Once we begin generating revenue, we intend to build a sales force that will be responsible for managing existing accounts and pursuing licensing and sales opportunities with new customers.
Competition
We believe our technology and solutions will compete primarily against various proprietary security solutions. We group these solutions into three main categories:
•
Proprietary or home-grown application specific security solutions have been developed by vendors and integrated directly into their products for our target markets including IP-telephony, mobility, fixed-mobile convergence, and unified communications. These proprietary solutions have been developed due to the lack of standardized approaches to securing real-time communications. This approach has led to corporate networks that are isolated and, as a result, restrict enterprises to using these next-generation networks within the boundaries of their private network. These solutions generally do not provide security for communications over the Internet or require network administrators to manually exchange keys and other security parameters with each destination network outside their corporate network boundary. The cost-savings and other benefits of IP-based real-time communications are significantly limited by this approach to securing real-time communications.

•
A session border controller, or SBC, is a device used in networks to exert control over the signaling and media streams involved in establishing, conducting and terminating VoIP calls. Signaling protocols such as SIP and XMPP, transfer information including endpoint IP addresses and port numbers in a manner that prevents this information from being seen by a traditional firewall or network address translation, or NAT, device, and reaching the intended destination. SBCs are used in physical networks to address these limitations and enable real-time session traffic to cross the boundaries created by firewalls and other NAT devices and enable VoIP calls to be established successfully. However, SBCs must decrypt and analyze every single data packet for the information to be transmitted successfully, thereby preventing end-to-end encryption. This network design results in SBCs becoming a single point of congestion on the network, as well as a single point of failure. SBCs are also limited to the physical network they secure.

•
SIP firewalls, or SIP-aware firewalls, and application layer gateways, manage and protect the traffic, flow and quality of VoIP and other SIP-related communications. They perform real-time network address translation and dynamic firewall functions and support multiple signaling protocols, and media functionality, allowing secure interconnection and the flow of IP media streams across multiple networks. While SIP firewalls assist in analyzing SIP traffic transmitted over the corporate network to filter out various threats, they do not necessarily encrypt the traffic. As a result, this traffic is not entirely secure from end-to-end nor is it protected against threats like man-in-middle and eavesdropping.

Intellectual Property and Patent Rights
Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents and technological innovation.
We have a strong portfolio comprised of 12 patents in the United States and eight international patents, as well as several pending U.S. and foreign patent applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also have additional applications in operating systems and network security.
We have included a list of our U.S. patents below. Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. The various terms of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

U.S. Patent
Number
Link to Patent	Title of Patent
6,502,135	Agile network protocol for secure communications with assured system availability
6,618,761	Agile network protocol for secure communications with assured system availability
6,826,616	Method for establishing secure communication link between computers of virtual private network
6,834,310	Preventing packet flooding of a computer on a computer network
6,839,759	Method for establishing secure communication link between computers of virtual private network without user entering any cryptographic information
6,907,473	Agile network protocol for secure communications with assured system availability
7,010,604	Agile network protocol for secure communications with assured system availability
7,133,930	Agile network protocol for secure communications with assured system availability
7,188,180	Method for establishing secure communication link between computers of virtual private network
7,209,479	Third party VPN certification
7,418,504	Agile network protocol for secure communications using secure domain names
7,490,151	Establishment of a secure communication link based on a domain name service (DNS) request
Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, the information set forth on the United States Patent and Trademark Office, or the USPTO Website, shall not be deemed to be a part of or incorporated by reference into any such filings. The Company does not warrant the accuracy or completeness, or adequacy of the USPTO Website, and expressly disclaims liability for errors or omissions on such website.
Assignment of Patents
Most of our issued patents were originally acquired from SAIC pursuant to an assignment agreement by and between VirnetX and SAIC dated December 21, 2006, and a patent license and assignment agreement by and between VirnetX and SAIC dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. VirnetX recorded the assignment from SAIC with the U.S. Patent and Trademark Office on December 21, 2006.
Key terms of these agreements are as follows:
•
Patent assignment. SAIC unconditionally and irrevocably conveyed, transferred, assigned and quitclaimed all its right, title and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent and Trademark Office, including, without limitation, the right to sue for past infringement.

•
License to SAIC outside the field of use. On November 2, 2006, we granted to SAIC an exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sublicensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use. We have, and retain, all right, title and interest to all our patents within our field of use. Our field of use is defined as the field of secure communications in the following areas: virtual private networks, or VPNs; secure VoIP; electronic mail, or e-mail; video conferencing; communications logging; dynamic uniform resource locators, or URLs; denial of service; prevention of functional intrusions; IP hopping; voice messaging and unified messaging; live voice and IP PBXs; voice web video conferencing and collaboration; IM; minimized impact of viruses; and secure session initiation protocol or SIP. Our field of use is not limited by any predefined transport mode or medium of communication (for example, wire, fiber, wireless, or mixed medium). On March 12, 2008, SAIC relinquished the November 2, 2006, exclusive grant back license outside our field of use, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to SAIC a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sublicensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use.

•
Compensation obligations. As consideration for the assignment of the patents and for the rights we obtained from SAIC as a result of the March 12, 2008 amendment, we are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC.

•
Our compensation obligation includes payment of royalties, in an amount equal to (a) 15% of all gross revenues generated by us in our field of use less (1) trade, quantity and cash discounts allowed, (2) commercially reasonable commissions, discounts, refunds, rebates, chargebacks, retroactive price adjustments and other allowances which effectively reduce the net selling price, and which are based on arms length terms and are customary and standard in VirnetX’s industry, and (3) actual product returns and allowances; (b) 15% of all non-license gross revenues generated by us outside our field of use less (1) trade, quantity and cash discounts allowed, (2) commercially reasonable commissions, discounts, refunds, rebates, chargebacks, retroactive price adjustments and other allowances which effectively reduce the net selling price, and which are based on arms length terms and are customary and standard in VirnetX’s industry, and (3) actual product returns and allowances; and (c) 50% of all license revenues generated by us outside our field of use less (1) trade, quantity and cash discounts allowed, (2) commercially reasonable commissions, discounts, refunds, rebates, chargebacks, retroactive price adjustments and other allowances which effectively reduce the net selling price, and which are based on arms length terms and are customary and standard in VirnetX’s industry, and (3) actual product returns and allowances.

•	Royalty payments are calculated based on each quarter and payment is due within 30 days following the end of each quarter.
•	Beginning 18 months after January 1, 2007, we must make a minimum guaranteed annual royalty payment of $50,000.
•	The maximum cumulative royalty paid in respect to our revenue-generating activities in our field of use shall be no more than $35 million.
•
In addition to the royalties, in the circumstances and subject to the limitations specified in the November amendment, SAIC shall be entitled to receive 10% of any proceeds, revenues, monies or any other form of consideration paid for the acquisition of VirnetX by Microsoft or any other party alleged to be infringing the patents or patent applications we acquired from SAIC, up to a maximum amount of $35 million. Any such payments to SAIC shall be credited against the $35 million maximum cumulative royalty payable with respect to our revenue-generating activities in our field of use.

•
In the event that VirnetX receives any proceeds, recovery or other form of compensation (other than acquisition proceeds) as a result of any action or proceeding brought by VirnetX against Microsoft or certain other alleged infringing companies to resolve a claim of infringement or enforcement relating to the patents and patent applications we acquired from SAIC, or as a result of negotiations with such entities, as further consideration for the assignment of the patents, in lieu of any amounts otherwise owing to SAIC we must pay to SAIC 35% of the excess of such proceeds over all costs incurred in connection with any such litigation, without a cap. Any payment to SAIC of amounts with respect to such proceeds shall be credited against the $35 million maximum cumulative royalty payable with respect to our revenue-generating activities in our field of use.

•
In the event that VirnetX receives any proceeds, recovery or other form of compensation as a result of any action or proceeding brought by VirnetX against parties other than Microsoft and certain other alleged infringing companies, with respect to which VirnetX is required to notify SAIC of infringement under the terms of the November amendment to resolve a claim of infringement or enforcement relating to the patents and patent applications we acquired from SAIC, or as a result of negotiations with such entities (other than acquisition proceeds) as further consideration for the assignment of the patents, in lieu of any amounts otherwise owing to SAIC we must pay to SAIC 25% of the excess of such proceeds over all costs incurred in connection with any such litigation, without a cap. Any payment to SAIC of amounts with respect to such proceeds shall be credited against the $35 million maximum cumulative royalty payable with respect to our revenue-generating activities in our field of use.

•
Reversion to SAIC upon breach or default. We must convey, transfer, assign and quitclaim to SAIC all of our right, title and interest in and to the patents or patent applications we acquired from SAIC, upon the first occurrence of the following reversion events:

•	our failure to pay SAIC an aggregate cumulative amount of at least $7.5 million within seven years after January 1, 2007;
•	our failure to pay the $50,000 minimum annual royalty that has not been cured within 90 days after our receipt of written notice of such failure; or
•	for the period prior to the date of our full payment of the $35 million maximum cumulative royalty, any termination of the August 2005 agreement with SAIC, as amended.
If a reversion event occurs due to our failure to pay SAIC an aggregate cumulative amount of at least $7.5 million within seven years after January 1, 2007, then we will receive from SAIC a non-exclusive license to the reverting patents in our field of use.
•
Rights to bring and control actions for infringement and enforcement. In addition to the exclusive right to bring and control any action or proceeding with respect to infringement or enforcement of our patents, and to collect damages and fees for past, present and future infringement, both in and outside of our field of use, we also have the first right to negotiate with or bring a lawsuit against any and all third parties for purposes of enforcing our patents, regardless of the field of use.

•
Security agreement. We granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure our payment obligations to SAIC described above.

Government Regulation
The laws governing online secure communications remain largely unsettled, even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy and libel apply to online media. Such legislation may interfere with the growth in use of online secure communications and decrease the acceptance of online secure communications as a viable solution, which could adversely affect our business.
Due to the Internet’s popularity and increasing use, new laws regulating secure communications may be adopted. These laws and regulations may cover, among other things, issues relating to privacy, pricing, taxation, telecommunications over the Internet, content, copyrights, distribution and quality of products and services. We intend to comply with all new laws and regulations as they are adopted.
The U.S. government has historically controlled the authoritative domain name system, or DNS, root server since the inception of the Internet. On July 1, 1997, the President of the United States directed the U.S. Secretary of Commerce to privatize the management of the domain name system in a manner that increases competition and facilitates international participation in its management.

On September 29, 2006, the U.S. Department of Commerce extended its delegation of authority by entering into a new agreement with the Internet Corporation for Assigned Names and Numbers, or ICANN, a California non-profit corporation headquartered in Marina Del Rey, California. ICANN is responsible for managing the accreditation of registry providers and registrars that manage the assignment of top level domain names associated with the authoritative DNS root directory. Although it is possible to create and manage other DNS root directories privately without accreditation from ICANN, the possibility of conflicting name and number assignments makes it less likely that users would widely adopt a top level domain name associated with an alternative DNS root directory provided by a non-ICANN-accredited registry service.
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
Employees
As of December 31, 2008, we had 12 full-time employees.
Corporate Overview and History
PASW, Inc. was incorporated in the State of California in November 1992. PASW, Inc. reincorporated in the State of Delaware in March 2007. From inception until January 2003, PASW, Inc. was engaged in the business of developing and licensing software that enabled Internet and web based communications. In January 2003, PASW, Inc. sold all of its operating assets and became a publicly traded company with limited operations.
VirnetX, Inc., which we refer to throughout this Annual Report on Form 10-K as VirnetX, was incorporated in the State of Delaware in August 2005. In November 2006, VirnetX acquired certain patents from SAIC. In July 2007, we effected a reverse merger between PASW, Inc. and VirnetX, which became our principal operating subsidiary. As a result of this merger, the former security holders of VirnetX came to own a majority of our outstanding common stock. On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.
Available Information
We file or furnish various reports, such as registration statements, periodic and current reports, proxy statements and other materials with the SEC. Our Internet website address is www.virnetx.com. You may obtain, free of charge on our Internet website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post is intended for reference purposes only; none of the information posted on our website is part of this report or incorporated by reference herein.
In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The Internet address of the SEC’s Internet site is http://www.sec.gov.

Item 1A. Risk Factors.
You should carefully consider the following material risks in addition to the other information set forth in Annual Report on Form 10-K before making any investment in the offered securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occurs, you could lose substantial value or your entire investment in the offered securities.
Risks Related To Existing and Future Litigation
We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.
On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks, or VPNs. We seek damages and injunctive relief. On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. On February 17, 2009, a Markman hearing on claim construction was conducted and the parties are currently awaiting the Court’s order with respect to the hearing. We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. The time and effort required of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business. Microsoft has counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.
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
We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until our patent portfolio, or part of it, is commercialized. We anticipate that our existing cash and cash equivalents are insufficient to fund our operations for longer than through the end of our second quarter of 2009. We need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all. Inability to generate sufficient cash flow or raise other funds to meet our expenses, obligations and sustain our operations raises substantial doubt about our ability to continue as a going concern. See the “Liquidity and Capital Resources” section in this Annual Report for additional information.
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
We need to significantly increase our revenue if we are to attain profitability and there is no assurance that we will be able to do so. As discussed in the notes to the consolidated financial statements included in this Annual Report, in the event that we are unable to achieve profitability or raise sufficient funding to cover our losses in the near term, we will be unable to meet our expenses and obligations as they come due, and this raises substantial doubts as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our business plan for commercializing our patents and technology is new and unproven, and therefore we can provide no assurance that we will be successful in pursuing it.
We intend to develop products to provide a security platform for real-time communications; however, this is not a defined market. We expect to depend on our intellectual property licensing fees for the majority of our revenues. Our ability to generate licensing fees is highly dependent on mainstream market adoption of real-time communications based on SIP or using DNS lookup protocols as well as customer adoption of our GABRIEL Communication Technology™ and our secure domain name registry. We cannot assure you that customers will adopt our products and services, or that we will succeed in building a profitable business based on our business plan.
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
We expect that for the foreseeable future, a significant portion of our revenues will be generated from a limited number of customers. There can be no guarantee that we will be able to obtain such customers, or if we do so, to sustain our revenue levels from these customers. If we cannot establish, maintain or replace the limited group of customers that we anticipate will generate a substantial majority revenues, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.
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
If our products do not gain market acceptance, we may not be able to fund future operations, including the development of new products and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.
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

Malfunctions of third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.
In addition, our business will also depend upon the capacity, reliability and security of the infrastructure owned by third parties that we will use to deploy our offerings. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. Also, to the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.
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
If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve to the foregoing, our ability to sell our products would be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products instead of ours in the future.
There has been increased competition for security solutions in the real-time communications industry, as more companies seek to provide products and services similar to our proposed products and services, and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.
We expect competition for our products and services to be intense. We expect to compete directly against other companies offering similar security products and services that will compete directly with our proposed products and services. We also expect that we will compete against established vendors within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties. For the foreseeable future, substantially all of our competitors are likely to be larger, better-financed companies that may develop products superior to our proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

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
Failing to maintain the effectiveness of our internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline.
In the future, our management may identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) as part of our Form 10-K. Such deficiencies could include those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain an independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls ineffective if we are unable to remediate on a timely basis. If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports that in turn could cause our stock price to decline.

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
Risks Related to Our Stock
Our business is subject to risks associated with the ongoing financial crisis and weakening global economy.
The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy impacts our ability to raise needed capital and enter into customer agreements. These slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition, and results of operations may be significantly negatively affected.
Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.
Our common stock is listed on NYSE Amex but its daily trading volume has been limited, sporadic and volatile, particularly in light of the ongoing financial crisis. Economic uncertainty tends to exacerbate volatility in the financial markets. In the past several months, the market price of our common stock has experienced significant fluctuation. Between January 1, 2008 and December 31, 2008, the reported last sale price for our common stock has ranged from $7.06 to $0.89 per share. With such volatility, there can be no assurance that we will remain qualified to be listed on NYSE Amex. We expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:
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
As of December 31, 2008, our officers and directors beneficially owned an aggregate of 9,385,618 shares, or 26.16% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or 13.7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence shareholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Large portions of our outstanding common shares were released from contractual restrictions on July 5, 2008 and December 31, 2008, and sales of those shares may drive down the price of our stock.
Stockholders who received our common shares as a result of the merger between PASW, Inc. and VirnetX entered into a lock-up agreement restricting sales of their shares until July 5, 2008. Subsequently, certain of our stockholders signed a lock-up agreement with the underwriter in connection with our public offering in December 2007, which restricted sales of their shares until December 31, 2008. Sales of these shares released from lock-up on July 5, 2008 and December 31, 2008 may have driven down the price of our stock. The 8,489,545 shares that became eligible for trading on December 31, 2008 represented 24.3% of our outstanding common stock as of December 31, 2008.
Our protective provisions could make it difficult for a third party to successfully acquire us even if you would like to sell your shares to them.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive offices are located at 5615 Scotts Valley Drive, Suite 110, Scotts Valley, California 95066. We lease this property from a third party for a term that ends in 2012. We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.
Item 3. Legal Proceedings.
We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. On March 31, 2008, Microsoft filed a Motion to Dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008. Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff. On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator. Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions. Microsoft was also ordered to provide additional e-mail discovery to us. Microsoft was not required to search disaster recovery tapes for additional information. Discovery has begun, a Markman hearing on claim construction was conducted on February 17, 2009, and the parties are currently awaiting the Court’s order with respect to the hearing. The trial is scheduled to begin on October 12, 2009.

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, the information set forth on the Public Access to Court Electronic Records, or PACER, website shall not be deemed to be a part of or incorporated by reference into any such filings. The Company does not warrant the accuracy or completeness of the PACER website, or the adequacy of the PACER website and expressly disclaims liability for errors or omissions on such website.
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
In the near term, we will dedicate significant time and resources to the Microsoft litigation. The risks associated with such dedication of time and resources are set forth in the “Risk Factors” section of this Annual Report on Form 10-K.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock currently trades under the symbol “VHC” on NYSE Amex. Before the New York Stock Exchange acquired the American Stock Exchange in 2008, our common stock had traded under the “VHC” symbol on the American Stock Exchange since December 26, 2007. Before then, our common stock traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbols “VNXH,” and “PASW.” Our common stock warrants issued in our public offering that closed on January 30, 2009, trade as of March 13, 2009 under the symbols VHCOW, VHCOZ and VHCOL on the OTC Bulletin Board.
The following table shows the price range of our common stock, as reported on the OTC Bulletin Board the American Stock Exchange or NYSE Amex, as applicable, for each quarter ended during the last two fiscal years and the subsequent interim periods for which financial statements are included in this Annual Report.

Quarter Ended	High	Low
3/31/07	$5.97	$0.63
6/30/07	$5.10	$3.33
9/30/07	$5.10	$3.96
12/31/07	$6.75	$4.08
3/31/08	$6.95	$4.26
6/30/08	$7.06	$3.50
9/30/08	$4.07	$1.26
12/31/08	$2.98	$0.89
The closing price of our common stock on NYSE Amex on March 26, 2009 was $1.18 per share.
Holders
As of March 26, 2009, we had 67 stockholders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
On April 17, 1998, when we operated under the name PASW, Inc., we adopted an equity incentive program. Under this program, we may grant incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and rights to acquire restricted stock to employees, directors and consultants (except for incentive stock options which may only be granted to employees). The number of shares of common stock initially reserved for issuance under this program was 150,580 shares post-split. As of December 31, 2008, there were no outstanding options or rights under this program and we don’t intend to grant any equity incentives in the future under this plan.

In connection with the merger between VirnetX Holding Corporation and VirnetX, our Board of Directors approved our adoption of the VirnetX 2005 Stock Plan, as amended, to cover grants of stock options and restricted stock units to our employees and consultants. Our Board of Directors renamed this stock plan the VirnetX 2007 Stock Plan. The total number of shares of our common stock reserved for issuance under the VirnetX 2007 Stock Plan is 11,624,469, of which as of December 31, 2008, there were 2,651,392 shares remaining available for future grants. Our stockholders approved the VirnetX 2007 Stock Plan at our 2008 annual stockholders’ meeting.

Weighted-
Average Exercise
	Number of Securities	Price of	Number of Securities
	to be Issued Upon	Outstanding	Remaining Available for
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,468,595	2.98	2,651,392
Equity compensation plans not approved by security holders	—		—
Total	4,468,595	2.98	2,651,392
Recent Sales of Unregistered Securities
Not applicable.

Performance Graph
The stock price performance reflected on this graph is not necessarily indicative of future stock price performance.

	12/03	12/04	12/05	12/06	12/07	12/08

VirnetX Holding Corporation	$100.00	$166.67	$200.00	$483.33	$3,266.67	$822.22
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
RDG Technology Composite	100.00	104.00	106.32	115.98	132.44	75.01

Item 6. Selected Financial Data.
You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods.

	For the Year	For the Year	For the Year	Period from August 5, 2005
	Ended	Ended	Ended	(Date of Inception)
	December 31,	December 31,	December 31,	to December 31,
	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenue	$133,744	$74,866	$0	$0
Operating expenses	12,355,332	8,725,210	1,407,675	882,478
Net loss	(12,072,180)	(8,692,164)	(1,401,339)	(882,478)
Loss per share	$(.35)	$(.36)	(.08)	$(.06)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$457,155	$8,589,447	$139,997	$86,552
Total assets	978,982	9,279,166	195,123	147,722
Long-term obligation	160,000	204,000	0	0
Stockholders’ equity (deficit)	$(894,351)	$8,495,376	$107,737	$(82,278)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties. See “Risk Factors” for a discussion of these risks and uncertainties. The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I “Risk Factors” and other factors from time to time described in our other filings with the Securities and Exchange Commission, or SEC. For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
As used herein, “we,” “us,” “our,” or the “Company” means VirnetX Holding Corporation and its wholly-owned subsidiaries, including VirnetX, collectively, on a consolidated basis.
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
In January 2009, we closed a public offering of 2,470,000 shares of our common stock, including 270,000 of which were issued pursuant to the underwriter’s over-allotment option, plus warrants to purchase 1,235,000 shares of common stock at $2.00 per share, including 135,000 of which were issued pursuant to the underwriter’s over-allotment option, warrants to purchase 1,235,000 shares of common stock at $3.00 per share, including 135,000 of which were issued pursuant to the underwriter’s over-allotment option, and warrants to purchase 1,235,000 shares of common stock at $4.00 per share, including 135,000 of which were issued pursuant to the underwriter’s over-allotment option. The offering at $1.50 per unit raised gross proceeds of approximately $3,700,000 before deducting the underwriter’s fees and other costs of the offering. The net cash raised was approximately $3,300,000.
In December 2007, we closed an underwritten public offering of 3.45 million shares of our common stock, raising gross proceeds of $13.8 million before underwriting discounts and commissions and offering expenses. In connection with the 2007 offering, our common shares began trading on the American Stock Exchange under the ticker symbol “VHC.” Our principal business activities to date are our efforts to commercialize our patent portfolio. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain Internet-based communications by a wholly-owned Japanese subsidiary of ours pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.
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
Recent Developments
We announced our GABRIEL Connection Technology™ on April 1, 2008. Our GABRIEL Connection Technology™ is designed to secure all types of real-time communications over the Internet. This technology uses industry standard encryption methods with our patented DNS lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet. This technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users to transmit information between multiple devices and operating systems. These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment.
On May 14, 2008, we announced jointly with ipCapital Group the completion and results of ipCapital Group’s evaluation of our business model, product, patent portfolio, technology and software. The goal of the evaluation was to determine the potential commercialization value range to potential licensing partners in IP telephony, mobility, fixed-mobile convergence and unified communications markets. Based on ipCapital Group’s proprietary ipValue Model, the estimated potential commercialization value range of our business model, product, patent portfolio, technology and software indicates a significant market opportunity. We are currently in discussions with prospective customers in our target markets.
On March 31, 2008, Microsoft filed a motion to dismiss our patent infringement case against it. On June 3, 2008, the court denied Microsoft’s motion to dismiss. The court ruled that VirnetX has “constitutional standing” to sue for patent infringement. Also pursuant to the court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.
On August 26, 2008, we were awarded U.S. patent number 7,418,504 by the U.S. Patent and Trademark Office. The new patent, titled “Agile network protocol for secure communications using secure domain names” describes a system for establishing a secure communication link using secure domain names. In conjunction with the issuance of this patent, we will seek to commercialize these exclusive rights in the United States by establishing the secure domain name registry service for the Internet. Additional information about the patent can be found on www.uspto.gov.
On October 23, 2008, our Board of Directors authorized the establishment of an advisory board and we concurrently entered into advisory board agreements with John Cronin, Paul Henderson, and John F. Slitz. The members of our advisory board collaborate with and provide advice and assistance to us, with a focus on facilitating the development and commercialization of our licensing program. We will strategically select members of our advisory board, including those appointed on October 23, 2008, who are well-informed and well-connected in fields relevant to our software and technology solutions, market direction, and future plans. Additional biographical information regarding the advisors appointed on October 23, 2008 is included under the section of this Annual Report incorporated by reference into our 2009 proxy entitled “Management.”
On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator. Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions. Microsoft was also ordered to provide additional e-mail discovery to us. Microsoft was not required to search disaster recovery tapes for additional information.

On January 30, 2009, we closed the public offering of 2,470,000 shares of our common stock at $1.50 per share. As further described in the prospectus for the offering filed on SEC’s EDGAR filing website, www.sec.gov, for each share purchased in the offering, an investor received registered warrants to purchase 0.5 shares of our common stock at $2.00 per share, 0.5 shares of our common stock at $3.00 per share and 0.5 shares of our common stock at $4.00 per share.
On February 10, 2009, VirnetX, Inc., our wholly-owned subsidiary, was awarded U.S. patent number 7,490,151 by the United States Patent and Trademark Office. The new patent, titled “Establishment of a secure communication link based on a domain name service (DNS) request” describes a secure mechanism for communication over the Internet. In conjunction with the issuance of this patent, we will seek to commercialize these exclusive rights in the United States by establishing the secure domain name registry service for the Internet. Additional information about the patent can be found on www.uspto.gov.
On February 19, 2009, the Markman hearing on claim construction was conducted in connection with the Microsoft litigation and the parties are currently awaiting the Court’s order with respect to the hearing.
On March 13, 2009, the common stock warrants issued in connection with our public offering that closed on January 30, 2009 were approved for listing on the OTC Bulletin Board under the symbols VHCOW, VHCOZ and VHCOL.
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
Stock-Based Compensation
We account for share-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Using the modified retrospective transition method of adopting SFAS 123(R), the financial statements presented herein reflect compensation expense for stock-based awards as if the provisions of SFAS 123(R) had been applied from the date of our inception.

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
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.
In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements.” This standard provides guidance regarding financial statement presentation and disclosure of collaborative agreements, as defined, which includes arrangements regarding the developing and commercialization of products and product candidates. EITF 07-01 is effective as of January 1, 2009. Implementation of this standard is not expected to have a material impact on our consolidated statements of operations or financial position.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” This standard requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period the related goods are delivered or services are performed. EITF No. 07-3 became effective as of January 1, 2008 and it did not have a material impact on our consolidated statements of operations or financial position upon adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position, or FSP, 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. Adoption of these SFAS No. 157 requirements did not have a material impact on our consolidated statement of operations or financial position.
Operations
Revenue — Royalties
Revenue generated for the twelve months ended December 31, 2008 was $133,744 compared to $74,866 during the period from July 5, 2007 (the closing date of the merger between us and VirnetX, Inc.) to December 31, 2008. Our revenue in 2008 was solely limited to the royalties earned under a single license agreement through our Japanese subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to enter into additional licenses or generate significant revenue through our Japanese subsidiary.

Research and Development Expenses
Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.
Our research and development expenses increased from $56,000 for the period from August 2, 2005 (date of inception) to December 31, 2005, to $554,187 for 2006 to $684,316 for 2007 and to $845,324 for 2008, primarily as a result of increased engineering activities for product development. We expect research and development expenses to increase as employees are hired to provide in-house research and development. While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.
General and Administrative Expenses
General and administrative expenses include management and administrative personnel costs, as well as costs of outside legal, accounting, and consulting services.
Our general and administrative expenses increased from $826,478 for the period from August 2, 2005 (date of inception) to December 31, 2005, to $853,488 for 2006 to $8,040,894 for 2007 and to $11,510,008 for 2008.
Within general and administrative expenses, professional fees, primarily legal fees, increased from $12,481 in the period from August 2, 2005 (date of inception) to December 31, 2005 to $133,199 in 2006 to $5,286,525 in 2007 and to $5,798,534 in 2008. The fees were incurred to pursue the litigation with Microsoft, assist in the merger between VirnetX, Inc. and VirnetX Holding Corporation, audit the financial statements, assist in obtaining financing and potential contract negotiations and in general corporate matters. Legal fees may continue to increase as our patent infringement litigation moves forward and we incur the costs associated with being an SEC reporting company.
Also within general and administrative, compensation expenses increased from $799,920 in the period from August 2, 2005 (date of inception) to December 31, 2005, to $613,757 in 2006, $2,152,000 in 2007 and $2,682,431 in 2008. Compensation expenses were higher in 2005 compared to 2006 due to the higher proportion of stock based compensation expense in 2005. The increase from 2006 to 2007 in compensation expenses is due principally to stock-based compensation expense related to stock options granted to our employees and directors and an increase in the number of our employees as we added resources to comply with reporting requirements.
Other general and administrative expenses increased from $14,077 in the period from August 2, 2005 (date of inception) to December 31, 2005 to $106,532 in 2006 to $602,639 in 2007 and to $3,029,043 in 2008 as we incurred costs related to building our infrastructure and litigation support. We also incurred additional general and administrative expenses in connection with the implementation of a directors and officers’ insurance policy and certain legal and transaction costs associated with the negotiation, filing and closing of our public offering on Form S-1, which we closed on January 30, 2009.
Liquidity and Capital Resources
We are in the development stage and have raised capital since our inception through the issuance of our equity securities. As of December 31, 2008, we had approximately $457,000 in cash. Our January 2009 common stock offering raised net proceeds to us of approximately $3,300,000. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs.
We anticipate that our existing cash and cash equivalents are insufficient to fund our operations for longer than through the end of our second quarter of 2009. In order to obtain additional capital, we expect to evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all. We cannot assure you that we will successfully commercialize our products and services or that our products and services will gain sufficient market acceptance to enable us to earn a profit. If we are unable to obtain additional capital or generate sufficient revenue from such efforts, we may be required to cease operations or to reduce cash used in our business, including the termination of commercialization efforts that may appear to be promising, the sale of our patent portfolio or other assets, the abandonment of our litigation with Microsoft or others and the reduction in overall operating activities.

During 2008, our cash flow used in operations was approximately $8,064,000 or an average of approximately $672,000 per month. During the fourth quarter of 2008, our cash balance declined to an average of $601,000 per month. We believe that our 2009 average monthly cash requirement to fund our business is unlikely to change materially from these 2008 fourth quarter figures for the first half of 2009. As a result, we anticipate that our cash balance at December 31, 2008, as supplemented by our completed common equity and warrants offering in January 2009 which raised approximately $3,300,000 of net proceeds, will be insufficient to fund our operations for longer than through the end of our second half of 2009. We anticipate that our monthly cash requirements will increase for the second half of 2009 as we increase our expenditures for:
•	our lawsuit against Microsoft;
•	infrastructure;
•	sales and marketing;
•	research and development;
•	personnel; and
•	general business enhancements.
We may exceed those projected amounts if we increase these expenditures in response to business conditions we do not currently expect or for other reasons. The process of developing new security solutions is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our patented technology offerings will achieve market acceptance. We are unable to predict when we will begin to generate material net cash inflows from our patent and technology licensing program and our secure domain name registry service.
Off-Balance Sheet Arrangements
As of December 31, 2008, we did not have any off-balance sheet arrangements except for operating lease commitments and the contingent portion of our royalty obligation under our royalty agreement with SAIC as discussed in the notes to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.
FINANCIAL STATEMENTS
Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets of VirnetX Holding Corporation for the years ended December 31, 2008 and December 31, 2007	40

Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2008 and December 31, 2007 and for the period from August 2, 2005 (date of inception) to December 31, 2008	41

Consolidated Statements of Stockholders’ Equity (Deficit) of VirnetX Holding Corporation for the years ended December 31, 2008 and December 31, 2007 and for the period from August 2, 2005 (date of inception) to December 31, 2008	42

Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2008 and December 31, 2007 and for the period from August 2, 2005 (date of inception) to December 31, 2008	43

Notes to Financial Statements of VirnetX Holding Corporation	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
VirnetX Holding Corporation
We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”; a development stage enterprise) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and their cash flows for the years ended December 31, 2008 and 2007 and the period from August 2, 2005 (date of inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for the years then ended and the period from August 2, 2005 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate significant revenues and has a working capital deficiency of approximately $1,065,000 at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without raising additional equity, debt or other financing to fund operations. Management’s plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Farber Hass Hurley LLP
Granada Hills, California
March 31, 2009

VirnetX Holding Corporation
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$457,155	$8,589,447
Accounts receivable	1,154	5,860
Prepaid expenses and other current assets	189,847	399,201

Total current assets	648,156	8,994,508
Property and equipment, net	32,565	32,658
Intangible and other assets	204,000	252,000
Deferred offering costs	94,261	—

Total assets	$978,982	$9,279,166

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,669,333	$531,790
Current portion of long-term obligation	44,000	48,000

Total current liabilities	1,713,333	579,790

Long-term obligation, net of current portion	160,000	204,000
Commitments and contingencies:	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2008 and December 31, 2007, respectively
Issued and outstanding: 0 shares at December 31, 2008 and December 31, 2007, respectively
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2008 and December 31, 2007, respectively
Issued and outstanding: 34,899,985 shares and 34,667,214 shares, at December 31, 2008 and December 31, 2007, respectively	3,489	3,467
Additional paid-in capital	22,150,321	19,467,890
Deficit accumulated during the development stage	(23,048,161)	(10,975,981)

Total stockholders’ equity (deficit)	(894,351)	8,495,376

Total liabilities and stockholders’ equity (deficit)	$978,982	$9,279,166

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from August 2, 2005
	Year Ended	Year Ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Revenue — Royalties	$133,744	$74,866	$208,610
Operating expenses:
Research and development	845,324	684,316	2,139,827
General and administrative	11,510,008	8,040,894	21,230,868

Total operating expenses	12,355,332	8,725,210	23,370,695

Loss from operations	(12,221,588)	(8,650,344)	(23,162,085)

Interest and other income (expense), net	149,408	(41,820)	113,924

Net loss	$(12,072,180)	$(8,692,164)	$(23,048,161)

Basic and diluted loss per share	$(.35)	$(.36)

Weighted average shares outstanding	34,875,471	24,312,287
The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Deficit
							Accumulated	Total
					Additional	Due from	During	Stockholders’
	Series A Preferred Stock		Common Stock		Paid-in	Stock-	Development	Equity
	Shares	Amount	Shares	Amount	Capital	holder	Stage	(Deficit)
Balance at inception (August 2, 2005)	—	—	—	—	—	—	—	—
Common stock issued to founders	—	—	13,285,107	1,329	(1,129)	—	—	200
Proceeds from issuance of restricted stock units to employees at $0.0001 per share in October 2005	—	—	3,321,277	332	(252)	—	—	80
Stock-based compensation from restricted stock units	—	—	—	—	799,920	—	—	799,920
Net loss	—	—	—	—	—	—	(882,478)	(882,478)

Balance at December 31, 2005	—	—	16,606,384	1,661	798,539	0	(882,478)	(82,278)
Proceeds from issuance of preferred stock at $1.00 per share in February 2006, net of issuance cost of $26,375	1,404,000	1,377,625	—	—	—	—	—	1,377,625
Proceeds from issuance of restricted stock units to employees at $0.01 per share in March and October 2006	—	—	975,625	97	1,953	(150)	—	1,900
Stock-based compensation: restricted stock units	—	—	—	—	130,210	—	—	130,210
Stock-based compensation: employee stock options	—	—	—	—	81,619	—	—	81,619
Net loss	—	—	—	—	—	—	(1,401,339)	(1,401,339)

Balance at December 31, 2006	1,404,000	1,377,625	17,582,009	1,758	1,012,321	(150)	(2,283,817)	107,737
Proceeds from exercise of options	—	—	124,548	12	29,988	—	—	30,000
Shares issued for merger	—	—	1,665,800	167	—	—	—	167
Debt converted to stock, net	—	—	2,016,016	202	1,499,648	150	—	1,500,000
Stock issued for cash at $.75 per share, net	—	—	4,000,000	400	2,953,249	—	—	2,953,649
Stock issued for cash at $4.00 per share, net	—	—	3,450,000	345	11,776,773	—	—	11,777,118
Stock-based compensation	—	—	—	—	818,869	—	—	818,869
Preferred stock converted to common stock	(1,404,000)	(1,377,625)	5,828,841	583	1,377,042	—	—	—
Net loss	—	—	—	—	—	—	(8,692,164)	(8,692,164)

Balance at December 31, 2007	—	—	34,667,214	3,467	19,467,890	—	(10,975,981)	8,495,376
Cashless exercise of warrants	—	—	232,771	22	—	—	—	22
Stock-based compensation	—	—	—	—	2,682,431	—	—	2,682,431
Net loss	—	—	—	—	—	—	(12,072,180)	(12,072,180)

Balance at December 31, 2008	—	—	34,899,985	$3,489	$22,150,321	—	$(23,048,161)	$(894,351)

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period from
			August 2, 2005
	Year Ended	Year Ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(12,072,180)	$(8,692,164)	$(23,048,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,682,431	818,869	4,513,049
Depreciation and amortization	68,623	18,609	94,921
Changes in assets and liabilities:
Prepaid expenses and other assets	119,799	(392,256)	(300,496)
Accounts payable and accrued liabilities	1,137,751	444,404	1,669,541

Net cash used in operating activities	(8,063,576)	(7,802,538)	(17,071,146)

Cash flows from investing activities:
Purchase of property and equipment	(20,716)	(22,955)	(78,447)
Cash acquired in acquisition	—	14,009	14,009

Net cash used in investing activities	(20,716)	(8,946)	(64,438)

Cash flows from financing activities:
Issuance of notes payable	—	250,000	250,000
Repayment of notes payable	—	(250,000)	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,147,625
Proceeds from issuance of restricted stock units	—	—	2,180
Proceeds from advance from preferred stockholders	—	—	230,000
Proceeds from exercise of options	—	30,000	30,000
Proceeds from convertible debt	—	1,500,000	1,500,000
Payment of royalty obligation less imputed interest	(48,000)	—	(48,000)
Proceeds from sale of common stock	—	14,730,934	14,730,934

Net cash provided by (used in) financing activities	(48,000)	16,260,934	17,592,739

Net increase in cash and cash equivalents	(8,132,292)	8,449,450	457,155
Cash and cash equivalents, beginning of period	8,589,447	139,997	—

Cash and cash equivalents, end of period	$457,155	$8,589,447	$457,155

Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$9,201	$800	$10,801

Cash paid during the year for interest	$5,622	$41,630	$47,252

Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$—	$—	$230,000

Royalty obligation assumed to obtain intangible assets	$—	$252,000	$252,000
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
Under generally accepted accounting principles in the United States, the accompanying financial statements have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007. Accordingly, the accompanying statement of operations include the operations of VirnetX, Inc. from August 2, 2005 to December 31, 2008 and the operations of PASW, Inc. from July 5, 2007 to December 31, 2008. The historical share activity of VirnetX, Inc. has been retroactively restated to account for the 12.454788 to one exchange rate which was applicable to certain convertible instruments as explained in Note 10 and Note 11 and for our one for three reverse stock split which was implemented on October 29, 2007.
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
These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. We have incurred net operating losses and negative cash flows from operations. At December 31, 2008, we had a deficit accumulated in the development stage of $23,048,161. Management believes that the first half of 2009 average monthly cash requirement to fund our business is unlikely to change materially from 2008 levels and, as a result, anticipates that our cash balance at December 31, 2008 as supplemented by our completed common equity and warrants offering in January 2009 which raised approximately $3,300,000 of net proceeds, will be insufficient to fund our operations for longer than through the end of our second quarter of 2009. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Concentration of Credit Risk and Other Risks and Uncertainties
Our cash and cash equivalents are primarily maintained at one financial institution in the United States. Deposits held with this financial institution may exceed the amount of insurance provided on such deposits. The balances are insured by the Federal Deposit Insurance Corporation as of the date of this report up to $250,000. During the year ended December 31, 2008 we had, at times, funds that were uninsured. The uninsured balance at December 31, 2008 was in excess of $200,000. We have not experienced any losses on our deposits of cash and cash equivalents.
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

Recent Accounting Pronouncements
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.
In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” These Standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and, remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retroactively. The implementation of these standards is not expected to have a material impact on the consolidated statements of operations or financial position.
In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements.” This standard provides guidance regarding financial statement presentation and disclosure of collaborative agreements, as defined, which includes arrangements regarding the developing and commercialization of products and product candidates. EITF 07-01 is effective as of January 1, 2009. Implementation of this standard is not expected to have a material impact on our consolidated statements of operations or financial position.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” This standard requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period the related goods are delivered or services are performed. EITF No. 07-3 became effective as of January 1, 2008 and it did not have a material impact on our consolidated statements of operations or financial position upon adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. Adoption of these SFAS No. 157 requirements did not have a material impact on our consolidated statement of operations or financial position.
Note 3 Property
Our major classes of property and equipment were as follows:

	December 31
	2008	2007
Office furniture	$17,239	$10,129
Computer equipment	61,209	48,827

Total	78,448	58,956
Less accumulated depreciation	(45,883)	(26,298)

	$32,565	$32,658

Depreciation expense for the years ended December 31, 2008 and 2007 was $20,623 and $18,609, respectively.

Note 4 Patent Portfolio
As of March 11, 2009, we had 12 issued U.S. and eight issued foreign technology related patents, in addition to pending U.S. and foreign patent applications. The term of our issued U.S. and foreign patents runs through the period 2019 to 2024. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Minimum annual royalty payments of $50,000 are due beginning in 2008. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. SAIC is entitled to receive a portion of the proceed revenues, monies or any form of consideration paid for the acquisition of VirnetX or from the settlement of certain patent infringement claims of ours. We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.
Generally upon our default of our agreement with SAIC and certain other events, we are required to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration.
At December 31, 2007, in accordance with SFAS 142, “Accounting for Goodwill and Other Intangible Assets”, we recorded the fair value of the $50,000 annual guaranteed payments we have agreed to pay to SAIC in 2008 through 2012 as a liability, calculated using a discount rate of 8%. This liability will accrue interest at the 8% rate during the period it is outstanding. We recorded a related asset equal in amount to the liability as an intangible asset which will be amortized over the expected revenue generating period of our agreement with SAIC. Amortization expense was $48,000 in 2008 and $0 in 2007.
As of December 31, 2008, the expected amortization of the intangible assets is as follows:

2009	$48,000
2010	48,000
2011	48,000
2012	48,000
Thereafter	12,000

Total	$204,000

As of December 31, 2008, the obligation matures as follows:

2009	$44,000
2010	40,000
2011	36,000
2012	32,000
Thereafter	52,000

Total	$204,000

Note 5 Commitments
We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2008 and 2007 was $25,037 and $14,925, respectively.

Minimum Required
Lease Payments in
For the Year	Period

2009	$44,373
2010	54,595
2011	59,242
2012	30,202
$188,412

Note 6 Stock Plan
In 2005, VirnetX, Inc. adopted the 2005 Stock Plan (the “Plan”), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007. Our Board of Directors renamed this Plan the VirnetX 2007 Stock Plan and our stockholders approved the Plan at our 2008 annual stockholders’ meeting. The Plan provides for the granting of stock options and restricted stock units to employees and consultants of ours. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to our employees and consultants.
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
Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
Shares reserved for the Plan at inception	11,624,469	—	—
Restricted stock units granted	(3,321,277)	—	—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	—	—	—

Balance at December 31, 2005	8,303,192	—	—

Restricted stock units granted	(1,058,657)	—	—
Options granted	(1,868,218)	1,868,218	$.24
Options exercised	—	—	—
Options cancelled	—	—	—

		Options Outstanding
	Shares Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
Balance at December 31, 2006	5,376,317	1,868,218	$.24

Restricted stock units granted	—	—	—
Options granted	(2,324,925)	2,324,925	4.96
Options exercised		(124,548)	.24
Options cancelled	—	—	—

Balance at December 31, 2007	3,051,392	4,068,595	$2.94

Restricted stock units granted	—	—	—
Options granted	(420,000)	420,000	3.42
Options exercised	—	—	—
Options cancelled	20,000	(20,000)	4.20

Balance at December 31, 2008	2,651,392	4,468,595	$2.98

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
Stock-based compensation expense is included in general and administrative expense for each period as follows:

			Cumulative Period from
			August 2, 2005
Stock-Based	Year Ended	Year Ended	(Date of Inception)
Compensation by Type	December 31,	December 31,	to December 31,
of Award	2008	2007	2008
Restricted stock units	$—	$—	$930,130
Employee stock options	2,682,431	818,869	3,582,919

Total stock-based compensation	$2,682,431	$818,869	$4,513,049

As of December 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $7,376,829, which will be amortized as expense over an estimate weighted average vesting amortization period of approximately 3.1 years.
The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Volatility	190%	100%
Risk-free interest rate	4.21%	3.32%
Expected life	6.7 years	6.5 years
Expected dividends	0%	0%
Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $3.09 and $4.02 during the year ended December 31, 2008 and 2007, respectively.
The expected life was determined using the simplified method outlined in Staff Accounting Bulletin No. 107 (“SAB 107”), taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at December 31, 2008 will vest. In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Life (Years)	Value
Outstanding at December 31, 2005	—	—
Options granted	1,868,218	0.24
Options exercised	—	—
Options cancelled	—	—

Outstanding at December 31, 2006	1,868,218	0.24
Options granted	2,324,925	4.96
Options exercised	(124,548)	0.24
Options cancelled	—	—

Outstanding at December 31, 2007	4,068,595	2.94
Options granted	420,000	3.42
Options exercised	—	—
Options cancelled	(20,000)	4.20

Outstanding at December 31, 2008	4,468,595	$2.98	8.7	$2,160,633

Intrinsic value is calculated at the difference between the market price of the Company’s stock on the last trading day of the year ($1.48) and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.
The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Vested and Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$0.24	1,743,670	7.4	$0.24	1,138,230	7.4	$0.24
4.20	1,327,899	8.6	4.20	513,543	8.6	4.20
5.88-6.47	977,026	9.0	6.00	264,257	9.0	6.00
1.74-6.20	420,000	9.6	3.42	47,500	9.6	5.06

	4,468,595	8.7	$2.98	1,963,530	8.7	$2.17

Note 8 Warrants
During 2007, we issued warrants to purchase 266,667 shares of our common stock at $0.75 per share. The warrants expire in 2012. In 2008, these warrants were exercised in cashless exercise transactions, as a result of which a total of 232,771 shares of our common stock were issued.
During 2007, we issued warrants to purchase 300,000 shares of our common stock at $4.80 per share to the underwriter of our December 2007 stock issuance. Those warrants expire in 2012.

Note 9 Earnings Per Share
Basic earnings per share is based on the weighted average number of shares outstanding for a period. Diluted earnings per share is based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, warrants, restricted stock units and other equity awards under our stock plan. Since the Company has incurred losses, the effect of any common stock equivalent would be anti-dilutive.
The table below sets forth the basic loss per share calculations (in 000s, except per share information). Because we incurred net losses for each period presented, no diluted per share amounts have been presented.

	Period Ended December 31,
	2008	2007
Net loss	$(12,072)	$(8,692)
Weighted average number of shares outstanding	34,875	24,312
Basic earnings (loss) per share	$(0.35)	$(0.36)
For the years ended December 31, 2008 and 2007, there were the following stock equivalents:

	2008	2007
Options	4,468,595	4,068,595
Warrants	300,000	566,667
Note 10 Preferred Stock
Our Amended and Restated Certificate of Incorporation, as amended in October 2007, authorizes us to issue 10,000,000 shares of $0.0003 par value per share preferred stock having rights, preferences and privileges to be designated by our Board of Directors. There were no shares of preferred stock outstanding at December 31, 2008. All of the VirnetX, Inc. preferred stock converted into VirnetX, Inc. common stock on a 1-for-1 basis immediately prior to the merger between us and VirnetX, Inc, so at the date of the merger in 2007, each preferred share of VirnetX, Inc. converted to 12.454788 shares of our common stock.
At December 31, 2008, the Series A preferred stock was not mandatorily redeemable.
Note 11 Common Stock
Each share of common stock has the right to one vote. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared from inception through December 31, 2008. Our restated articles of incorporation authorizes us to issue up to 100,000,000 shares of $.0001 par value common stock.
We have issued Restricted Stock Units (“RSUs”) to employees and consultants as discussed in Note 7.
All share amounts have been retroactively restated to reflect the conversion rate of 12.454788/1 used to effect the merger between VirnetX, Inc. and VirnetX Holding Corporation in 2007 and the reverse stock split of 1-for-3 effective in 2007.

Note 12 Employee Benefit Plan
We sponsor a defined contribution, 401K plan, covering substantially all our employees. The Company’s matching contribution to the plan in 2008 was approximately $34,000 and $5,600 in 2007. There was no plan in 2006 or 2005.
Note 13 Convertible Debt
In February 2007 we borrowed $500,000 from a group of existing shareholders. The note accrued interest at 6% and was converted into our common stock at $.75 per share upon the completion of the transaction in which VirnetX, Inc. came to be our wholly owned subsidiary, or the “Transaction”. Also in February 2007, we borrowed $1,000,000 from a third party. That note accrued interest at 10% and was converted into our common stock at $.75 per share upon the completion of the Transaction.
Note 14 Short Term Borrowings
During 2007 we borrowed funds on a short-term basis. In June 2007 we borrowed $50,000 at 10% interest. These funds were repaid in July 2007. In December 2007, we borrowed $200,000 in the aggregate from two investors. These funds were repaid, with an aggregate of $2,000 interest, in December 2007.
Note 15 Income Taxes
We have Federal and state net operating loss carryforwards of approximately $9,100,000 available to offset future taxable income. The Federal and state loss carryforwards expire beginning in 2025 and 2015 respectively. There are restrictions on our ability to utilize these benefits in any one year. As a result, we have fully reserved any deferred tax benefit from these net operating loss carryforwards.
We have Federal and state tax credit carryforwards of approximately $300,000 to reduce future income tax expense. The Federal tax credits expire beginning in 2025. The state tax credits currently do not have an expiration date.
The components of the income tax provision are as follows:

	Period Ended December 31,
	2008	2007
Provision for income taxes at the federal & state statutory rate	$(4,100,000)	$(3,200,000)
Stock-based compensation	900,000	300,000
Research and development credits	(100,000)	(100,000)
Valuation allowance	3,300,000	3,000,000

Tax provision	$0	$0

The elements of deferred taxes are as follows:

	Period Ended December 31,
	2008	2007
Tax benefit of net operating loss carryforwards	$7,000,000	$3,400,000
Research and development credits	400,000	300,000

Subtotal	7,400,000	3,700,000

Less valuation allowance	(7,400,000)	(3,700,000)

	$0	$0

The change in the deferred tax valuation allowance was an increase of $3,700,000 and $3,000,000 in the periods ended 2008 and 2007, respectively.

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

•	VirnetX, Inc.’s convertible notes payable for $1,000,000 and $500,000 were converted into our common stock in July 2007.
•	An escrow account containing proceeds of $3,000,000 was released from escrow in exchange for our issuance of common stock in July 2007.
•
We issued 29,551,398 shares of our common stock and options to purchase 1,785,186 shares of common stock to the pre-merger shareholders, convertible note holders and option holders of VirnetX, Inc. in exchange for 100% of the issued and outstanding capital stock and securities of VirnetX, Inc. Additionally, we issued to MDB Capital Group LLC and its affiliates, warrants to purchase an aggregate of 266,667 shares of our common stock of the Company pursuant to the provisions of the MDB Service Agreement, which we assumed from VirnetX, Inc. in connection with the merger.

Note 17 Subsequent Event
In January 2009, we closed an offering of 2,470,000 shares of our common stock plus warrants to purchase 1,235,000 shares of common stock at $1.50 per share, warrants to purchase 1,235,000 shares of common stock at $3.00 per share and warrants to purchase 1,235,000 shares of common stock at $4.00 per share. The offering at $1.50 per unit raised gross proceeds of approximately $3,700,000 before deducting the underwriter’s fees and other costs of the offering. The deferred offering costs at December 31, 2008 were charged against the funds raised. The net cash raised was approximately $3,300,000.
Note 18 Litigation
We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. Discovery has begun and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. On March 31, 2008, Microsoft filed a Motion to Dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008. Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff. On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator. Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions. Microsoft was also ordered to provide additional e-mail discovery to VirnetX. Microsoft was not required to search disaster recovery tapes for additional information. On February 17, 2009, a Markman hearing on claim construction was conducted and the parties are currently awaiting the Court’s order with respect to the hearing.
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
Because the outcome of this litigation cannot be estimated at this time, we have made no provision for gain or expenses in the accompanying financial statements.
Note 19 Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(amounts in thousands except per share)
2008
Revenue	$33	$51	$24	$26
Loss from operations	(3,102)	(3,096)	(2,947)	(3,077)
Net loss	(3,032)	(3,049)	(2,923)	(3,068)
Net loss per common share	$(0.09)	$(0.09)	$(0.08)	$(0.08)
2007
Revenue	$0	$0	$47	$28
Loss from operations	(410)	(1,526)	(2,589)	(4,125)
Net loss	(410)	(1,572)	(2,566)	(4,144)
Net loss per common share	$(0.02)	$(0.10)	$(0.09)	$(0.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2008, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures as defined in Rule 13a-15(e) were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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
In 2007, our management selected the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to conduct an evaluation of the effectiveness of the Company’s internal control over financial reporting. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.
Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act that occurred during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2009 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years Ended December 31, 2008 and 2007 and for the period from August 2, 2005 (inception) to December 31, 2008
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years Ended December 31, 2008 and 2007 and for the period from August 2, 2005 (inception) to December 31, 2008
•	Consolidated Statements of Cash Flows for the years Ended December 31, 2008 and 2007 and for the period from August 2, 2005 (inception) to December 31, 2008
•	Notes to Financial Statements
(2) Financial Statement Schedule:
Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.
(3) Exhibits:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger of PASW, Inc., a Delaware corporation, and PASW, Inc., a California corporation dated May 25, 2007.(1)
2.2	Certificate of Merger filed with the Secretary of State of the State of Delaware on May 30, 2007.(1)
2.3	Agreement and Plan of Merger and Reorganization among PASW, Inc., VirnetX Acquisition, Inc. and VirnetX, Inc. dated as of June 12, 2007.(1)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	By-Laws of the Company.(1)
4.1	Form of Common Stock Purchase Warrant Issued to Gilford Securities Incorporated.(1)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.(2)
4.3	Form of Underwriter’s Warrant.(2)
10.1
Form of Indemnification Agreement, dated as of July 5, 2007, by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney.(1)

10.2	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005.(1)
10.3	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005.(1)
10.4	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006.(1)
10.5	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006.(1)
10.6	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005.(1)
10.7	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008.
10.8	Master Consulting Agreement by and between the Company and Magenic Technologies, Inc, dated as of February 23, 2006.(1)
10.9	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.(5)
10.10	Amendment No. 2 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of March 12, 2008.(3)
10.11	IP Brokerage Agreement with ipCapital Group, Inc., effective as of March 13, 2008.(3)

Exhibit
Number	Description
10.12	Engagement Letter for Strategic Intellectual Property Licensing and Training with ipCapital Group, Inc., dated as of March 12, 2008.(3)
10.13	2007 Stock Plan and related agreements.(4)
21.1	Subsidiaries of VirnetX Holding Corporation
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009.

(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 17, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation
By:	/s/ Kendall Larsen
	Name:	Kendall Larsen
	Title:	Chief Executive Officer and President
Dated: March 31, 2009
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

Signature	Capacity	Date
/s/ Kendall Larsen Kendall Larsen	Director, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2009

/s/ William E. Sliney William E. Sliney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009

/s/ Edmund C. Munger Edmund C. Munger	Director	March 31, 2009

/s/ Scott C. Taylor Scott C. Taylor	Director	March 31, 2009

/s/ Michael F. Angelo Michael F. Angelo	Director	March 31, 2009

/s/ Thomas M. O’Brien Thomas M. O’Brien	Director	March 31, 2009

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger of PASW, Inc., a Delaware corporation, and PASW, Inc., a California corporation dated May 25, 2007.(1)
2.2	Certificate of Merger filed with the Secretary of State of the State of Delaware on May 30, 2007.(1)
2.3	Agreement and Plan of Merger and Reorganization among PASW, Inc., VirnetX Acquisition, Inc. and VirnetX, Inc. dated as of June 12, 2007.(1)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	By-Laws of the Company.(1)
4.1	Form of Common Stock Purchase Warrant Issued to Gilford Securities Incorporated.(1)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.(2)
4.3	Form of Underwriter’s Warrant.(2)
10.1
Form of Indemnification Agreement, dated as of July 5, 2007, by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney.(1)

10.2	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005.(1)
10.3	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005.(1)
10.4	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006.(1)
10.5	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006.(1)
10.6	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005.(1)
10.7	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008.
10.8	Master Consulting Agreement by and between the Company and Magenic Technologies, Inc, dated as of February 23, 2006.(1)
10.9	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.(5)
10.10	Amendment No. 2 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of March 12, 2008.(3)
10.11	IP Brokerage Agreement with ipCapital Group, Inc., effective as of March 13, 2008.(3)
10.12	Engagement Letter for Strategic Intellectual Property Licensing and Training with ipCapital Group, Inc., dated as of March 12, 2008.(3)
10.13	2007 Stock Plan and related agreements.(4)
21.1	Subsidiaries of VirnetX Holding Corporation
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009.

(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 17, 2007.