Form 10-Q
period 2009-03-31
VirnetX Holding Corp
filed 2009-05-11
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2009 was 37,369,985.

VIRNETX HOLDING CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,526,042	$457,155
Accounts receivable, net	2,730	1,154
Prepaid expense and other current assets	193,772	189,847

Total current assets	1,722,544	648,156

Property and equipment, net	28,895	32,565
Intangible and other assets	192,000	204,000
Deferred offering costs	—	94,261

Total assets	$1,943,439	$978,982

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,123,351	$1,669,333
Current portion of long-term obligation	40,000	44,000

Total current liabilities	2,163,351	1,713,333

Long-term obligation, net of current portion	120,000	160,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares issued and outstanding: 0 shares at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.0001 per share, authorized 100,000,000 shares, issued and outstanding: 37,369,985 shares at March 31, 2009 and 34,899,985 at December 31, 2008, respectively	3,737	3,489
Additional paid-in capital	26,107,520	22,150,321
Deficit Accumulated during the development stage	(26,451,169)	(23,048,161)

Total stockholders’ equity (deficit)	(339,912)	(894,351)

Total liabilities and stockholders’ equity (deficit)	$1,943,439	$978,982

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
			August 2, 2005
	Three Months Ended	Three Months Ended	(Date of Inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
Revenue — royalties	$3,154	$33,306	$211,764
Operating expense
Research and development	221,699	177,714	2,361,526
General and administrative	3,186,690	2,957,908	24,417,558

Total operating expense	(3,408,389)	(3,135,622)	(26,779,084)

Loss from operations	(3,405,235)	(3,102,316)	(26,567,320)
Interest and other income, net	2,227	70,581	116,151

Net loss	$(3,403,008)	$(3,031,735)	$(26,451,169)

Basic and diluted loss per share	$(0.09)	$(0.09)

Weighted average shares outstanding	37,016,763	34,810,099

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from
			August 2, 2005
	Three Months Ended	Three Months Ended	(Date of Inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
Cash flows from operating activities:
Net loss	$(3,403,008)	$(3,031,735)	$(26,451,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	683,784	613,848	5,196,833
Depreciation and amortization	15,670	3,967	110,591
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,502)	26,363	(305,998)
Accounts payable and accrued liabilities	454,018	535,644	2,123,559

Net cash used in operating activities	(2,255,038)	(1,851,913)	(19,326,184)

Cash flows from investing activities:
Purchase of property and equipment	—	(6,538)	(43,671)
Cash acquired in acquisition	—	—	(20,767)

Net cash used in investing activities	—	(6,538)	(64,438)

Cash flows from financing activities:
Issuance of notes payable	—	—	250,000
Repayment of notes payable	—	—	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,147,625
Proceeds from issuance of restricted stock units	—	—	2,180
Proceeds from advance from preferred stockholders	—	—	230,000
Proceeds from exercise of options	—	—	30,000
Proceeds from convertible debt	—	—	1,500,000
Payment of royalty obligation less imputed interest	(44,000)	(48,000)	(92,000)
Proceeds from sale of common stock, net	3,367,925	—	18,098,859

Net cash provided by (used in) financing activities	3,323,925	(48,000)	20,916,664

Net increase in cash and cash equivalents	1,068,887	(1,906,451)	1,526,042
Cash and cash equivalents, beginning of period	457,155	8,589,447	—

Cash and cash equivalents, end of period	$1,526,042	$6,682,996	$1,526,042

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2,173	$—	$12,174

Cash paid during the period for interest	$6,000	$—	$53,252

Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$—	$—	$230,000
Royalty obligation assumed to obtain intangible assets	$—	$—	$252,000
See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 31, 2009.
These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. We have incurred net operating losses and negative cash flows from operations. At March 31, 2009, we had a deficit accumulated in the development stage of $26,451,169. Management believes that the first half of 2009 average monthly cash requirement to fund our business is unlikely to change materially from our 2009 first quarter cash flow rate. As a result, we anticipate that our cash balance at March 31, 2009 will be insufficient to fund our operations for longer than through the end of our second quarter of 2009. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Formation and Business of the Company
VirnetX Holding Corporation, a Delaware corporation (“we,” “us,” “our” or the “Company”) is a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging (“IM”) and voice over internet protocol (“VoIP”.)
In July 2007, we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX Inc., which became our principal operating subsidiary. As a result of this merger, the former securityholders of VirnetX Inc. came to own a majority of our outstanding common stock.
Under generally accepted accounting principles in the United States, the accompanying financial statements have been prepared as if VirnetX Inc., a company whose inception date was August 2, 2005 and who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007. Accordingly, the accompanying statement of operations include the operations of VirnetX Inc. from August 2, 2005 to March 31, 2009 and the operations of PASW, Inc. from July 5, 2007 to March 31, 2009. The historical share activity of VirnetX Inc. has been retroactively restated to account for the 12.454788-to-one exchange rate which was applicable to certain convertible instruments as explained in Note 10 and Note 11 to our Annual Report on Form 10-K for the year ended December 31, 2008 and for our one-for-three reverse stock split which was implemented on October 29, 2007.
Our principal business activities to date are our efforts to commercialize our patent portfolio. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain internet-based communications through our wholly-owned Japanese subsidiary pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.
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

Note 3 — Earnings Per Share
SFAS No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt. Because we incurred a loss for each period presented, all such potentially dilutive securities have been excluded because their effect would be anti-dilutive.
Note 4 — Patent Portfolio
As of March 31, 2009, we had 12 issued U.S. technology related patents and eight issued foreign technology related patents. In addition, we have several pending U.S. and foreign patent applications. The expiration dates of our issued U.S. and foreign patents run from 2019 to 2024. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX Inc., from Science Applications International Corporation (“SAIC”) pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Minimum annual royalty payments of $50,000 are due beginning in 2008. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. SAIC is entitled to receive a portion of the proceed revenues, monies or any form of consideration paid for the acquisition of VirnetX or from the settlement of certain patent infringement claims of ours. We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.
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

Minimum Required Lease
For the Period	Payments in Period
April 1 through December 31, 2009	$34,964
2010	54,595
2011	59,242
2012	30,202

$179,003

Note 6 — Stock Plan
In 2005, VirnetX Inc. adopted the 2005 Stock Plan (the “Plan”), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX Inc. on July 5, 2007. Our Board of Directors renamed this Plan the VirnetX 2007 Stock Plan and our stockholders approved the Plan at our 2008 annual stockholders’ meeting. The Plan provides for the granting of stock options and restricted stock units to employees and consultants of ours. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSO”) may be granted to our employees and consultants.
Options under the Plan may be granted for a period of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% or 85% of the estimated fair market value of the shares at the date of grant, respectively, and the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

There were 4,468,595 options outstanding at March 31, 2009 and 4,468,595 at December 31, 2008 with an average exercise price of $2.98 at March 31, 2009 and $2.98 at December 31, 2008. As of March 31, 2009, there were 2,651,392 shares available to be granted under the Plan.
During the period January 1, 2009 through March 31, 2009, no options were exercised.
On April 3, 2009 there were 1,287,195 options granted to employees at a strike price of $1.15. As of April 3, 2009 there were 5,755,790 options outstanding with an average exercise price of $2.57. There are 1,364,197 shares available to be granted under the plan as of April 3, 2009.
Note 7 — Stock-Based Compensation
We account for equity instruments issued to employees in accordance with the provision of Statement of Financial Accounting Standards (“SFAS”) 123(R) (“SFAS 123(R)”), which requires that such issuances be recorded at their fair value on the grant date. The recognition of the expense is subject to periodic adjustment as the underlying equity instruments vest.
We have elected to adopt the modified retrospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing equity awards had been applied from inception.
Stock-based compensation expense is included in general and administrative expense for each period ended March 31, 2009. Total stock-based compensation expense was $683,784 and $613,848 for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, the deferred stock-based compensation related to unvested stock options was $6,693,045, which will be amortized as an expense over the related vesting period. As of March 31, 2009, the weighted average vesting period was approximately 2.25 years.
The fair value of option grants was estimated on the date of grant using the following assumptions:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
Volatility	190.00%	190.00%
Risk-free interest rate	4.21%	4.21%
Expected life	6.1 years	6.7 years
Expected dividends	0.00%	0.00%
Weighted-average grant date fair value of stock options granted	$2.98	$3.09
The expected life was determined using the simplified method outlined in Staff Accounting Bulletin (“SAB”) 107 extended by SAB 110, using the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. The Company has not provided an estimate for forfeitures because the Company has no history of forfeited options and believes that all outstanding options at March 31, 2009 will vest. In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

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
In January 2009, we closed an underwritten public offering of 2,470,000 shares of our common stock. In addition to shares of common stock sold, we also issued warrants to the purchasers in the public offering to purchase 1,235,000 shares of our common stock at $2.00 per share, warrants to purchase 1,235,000 shares of our common stock at $3.00 per share, and warrants to purchase 1,235,000 shares of our common stock at $4.00 per share.
Also in connection with the January 2009 offering, we issued a warrant to purchase 220,000 shares of our common stock at $1.80 per share to the underwriter of that offering.
Copies of the forms of warrants issued to the purchasers and the underwriter of the January 2009 offering are filed as exhibits to this Quarterly Report on Form 10-Q.
Note 9 — Litigation
We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. Discovery has begun and the trial is scheduled to begin on October 12, 2009. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. On March 31, 2008, Microsoft filed a Motion to Dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008. Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff. On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator. Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions. Microsoft was also ordered to provide additional e-mail discovery to us. On February 17, 2009, a Markman hearing on claim construction was conducted and we are currently awaiting the Court’s order with respect to the hearing.
Although we believe Microsoft infringes three of our patents and we intend to vigorously prosecute this case, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty. Additionally, the Microsoft litigation will be costly and time-consuming, and we can provide no assurance that we will obtain a judgment against Microsoft for damages and/or injunctive relief. Should the District Court issue a judgment in favor of Microsoft, such judgment could be adverse to us.
Because the outcome of this litigation cannot be estimated at this time, we have made no provision for gain or expenses in the accompanying financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties. See “Risk Factors” for a discussion of these risks and uncertainties. The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this report. Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”.) For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
As used herein, “we,” “us,” “our,” or the “Company” means VirnetX Holding Corporation, together with its consolidated subsidiaries where applicable.
Company Overview
We are a development stage company focused on commercializing a patent portfolio for securing real-time communications over the Internet. These patents were acquired by our principal operating subsidiary, VirnetX Inc., from Science Applications International Corporation (“SAIC”.) SAIC is a FORTUNE 500® scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health.
In January 2009, we closed an underwritten public offering of 2,470,000 shares of our common stock, including 270,000 of which were issued pursuant to the underwriter’s over-allotment option, plus warrants to purchase 1,235,000 shares of common stock at $2.00 per share, including 135,000 of which were issued pursuant to the underwriter’s over-allotment option, warrants to purchase 1,235,000 shares of common stock at $3.00 per share, including 135,000 of which were issued pursuant to the underwriter’s over-allotment option, and warrants to purchase 1,235,000 shares of common stock at $4.00 per share, including 135,000 of which were issued pursuant to the underwriter’s over-allotment option. The offering at $1.50 per unit raised gross proceeds of approximately $3,700,000 before deducting the underwriter’s fees and other costs of the offering. The net cash raised was approximately $3,300,000.
In December 2007, we closed an underwritten public offering of 3.45 million shares of our common stock, raising gross proceeds of $13.8 million before underwriting discounts and commissions and offering expenses. In connection with the 2007 offering, our common stock began trading on the American Stock Exchange under the ticker symbol “VHC.” After the acquisition of the American Stock Exchange by the New York Stock Exchange in 2008, our common stock now trades under the ticker symbol “VHC” on the NYSE Amex. Our principal business activities to date are our efforts to commercialize our patent portfolio. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain Internet-based communications by a wholly-owned Japanese subsidiary of ours pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.
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
Recent Developments in the Three Months Ended March 31, 2009
On January 30, 2009, we closed an underwritten public offering of 2,470,000 shares of our common stock at $1.50 per share. As further described in the prospectus for the offering filed on SEC’s EDGAR filing website, www.sec.gov, for each share purchased in the offering, an investor received registered warrants to purchase 0.5 shares of our common stock at $2.00 per share, 0.5 shares of our common stock at $3.00 per share and 0.5 shares of our common stock at $4.00 per share.
On February 10, 2009, VirnetX Inc., our wholly-owned subsidiary, was awarded U.S. patent number 7,490,151 by the United States Patent and Trademark Office. The new patent, titled “Establishment of a secure communication link based on a domain name service (DNS) request” describes a secure mechanism for communication over the Internet. In conjunction with the issuance of this patent, we will seek to commercialize these exclusive rights in the United States by establishing the secure domain name registry service for the Internet. Additional information about the patent can be found at the Internet website www.uspto.gov.
On February 19, 2009, the Markman hearing on claim construction was conducted in connection with the Microsoft litigation and we are currently awaiting the Court’s order with respect to the hearing.
On March 13, 2009, the common stock warrants issued in connection with our public offering that closed on January 30, 2009 were approved for listing on the OTC Bulletin Board under the symbols VHCOW, VHCOZ and VHCOL.
Application of Critical Accounting Policies
There were no material changes in the application of the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.
Recent Accounting Pronouncements
There were no material updates to recent accounting pronouncements since the end of the most recent fiscal year. For further information, see the “Recent Accounting Pronouncements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

Results of Operations
Three Months Ended March 31, 2009
Compared with Three Months Ended March 31, 2008
Revenue — Royalties
Revenue generated decreased to $3,154 for the three months ended March 31, 2009 from $33,306 for the three months ended March 31, 2008. Our revenue in 2009 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.
Research and Development Expenses
Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff. Research and development costs are expensed as incurred.
Our research and development expenses increased by $43,985 to $221,699 for the three months ended March 31, 2009, from $177,714 for the three months ended March 31, 2008. This increase is primarily due to increased engineering activities for product development and the addition of one engineer. We expect research and development expenses to increase as employees are hired to provide in-house research and development. While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.
Our selling, general and administrative expenses increased by $228,782 to $3,186,690 for the three months ended March 31, 2009 from $2,957,908 for the three month period ended March 31, 2008.
Within selling, general and administrative expenses, legal fees increased by $158,737 to $1,772,583 for the three months ended March 31, 2009 from $1,613,846 for the three months ended March 31, 2008. The increase in fees incurred was due primarily to our patent infringement litigation against Microsoft and preparation of annual meeting and proxy statement.
In addition, during the three months ended March 31, 2009, we made our second minimum annual royalty payment of $50,000 to SAIC pursuant to the patent license and assignment agreement, as amended, by and between VirnetX and SAIC. As of March 31, 2009, we had not received any royalty revenue on the patents.
Also within selling, general and administrative expenses, expenses increased by $70,045 for the three months ended March 31, 2009. The increase was due principally to an increase in rent over the same period in 2008 and the number of staff and resources in order to comply with the requirements associated with being an SEC reporting company.
Once we begin to generate royalty revenues, we expect that our selling expenses will increase significantly as we must make payments to ipCapital Group and SAIC with respect to such revenues and as we begin to expand our sales force.

Liquidity and Capital Resources
We are in the development stage and have raised capital since our inception through the issuance of our equity securities. As of March 31, 2009, we had approximately $1,526,000 in cash. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners. We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs.
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
During fiscal year 2008, the cash flow for our operations was approximately $8,064,000 (an average of approximately $672,000 per month.) During the first quarter of 2009, our cash used in operating activities averaged $751,679 per month. We believe that, for the first half of 2009, our average monthly cash requirement to fund our operations is unlikely to change materially from our 2009 first quarter cash flow rate. As a result, we anticipate that our cash balance at March 31, 2009 of $1,526,000 will be insufficient to fund our operations for longer than through the end of our second quarter of 2009. We anticipate that our monthly cash requirements will increase for the second half of 2009 as we increase our expenditures for:
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
Off-Balance Sheet Arrangements
As of March 31, 2009, we did not have any off-balance sheet arrangements except for operating lease commitments and the contingent portion of our royalty obligation under our royalty agreement with SAIC as discussed in Note 5 “Commitments” and Note 6 “Patent Portfolio” to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable.

ITEM 4 — CONTROLS AND PROCEDURES.
(a) Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS.
We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. On March 31, 2008, Microsoft filed a Motion to Dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008. Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff. On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator. Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions. Microsoft was also ordered to provide additional e-mail discovery to us. Discovery has begun, a Markman hearing on claim construction was conducted on February 17, 2009, and we are currently awaiting the Court’s order with respect to the hearing. The trial is scheduled to begin on October 12, 2009.
Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, the information set forth on the Public Access to Court Electronic Records (“PACER”) website shall not be deemed to be a part of or incorporated by reference into any such filings. The Company does not warrant the accuracy or completeness of the PACER website, or the adequacy of the PACER website and expressly disclaims liability for errors or omissions on such website.
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

Although we believe Microsoft infringes three of our patents and we intend to vigorously prosecute this case, at this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty. Additionally, the Microsoft litigation will be costly and time-consuming, and we can provide no assurance that we will obtain a judgment against Microsoft for damages and/or injunctive relief. Should the District Court issue a judgment in favor of Microsoft, such judgment could be adverse to us.
In the near term, we will dedicate significant time and resources to the Microsoft litigation. The risks associated with such dedication of time and resources are set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q.
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
ITEM 1A — RISK FACTORS.
You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q before making any investment in the offered securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occurs, you could lose substantial value or your entire investment in the offered securities.
Risks Related To Existing and Future Litigation
We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.
On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks (“VPNs”.) We seek damages and injunctive relief. On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. On February 17, 2009, a Markman hearing on claim construction was conducted and the parties are currently awaiting the Court’s order with respect to the hearing. We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. The time and effort required of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business. Microsoft has counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products. Additionally, we anticipate that our legal fees will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

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
We are devoting a substantial amount of our financial and management resources to the Microsoft litigation, and if we are unsuccessful in this lawsuit, our financial condition may be adversely affected and we may not survive.
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
We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until our patent portfolio, or part of it, is commercialized. We anticipate that our existing cash and cash equivalents are insufficient to fund our operations for longer than through the end of our second quarter of 2009. We need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all. Our inability to generate sufficient cash flow or raise other funds to meet our expenses, obligations and sustain our operations raises substantial doubt about our ability to continue as a going concern. See the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for additional information.

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
We need to significantly increase our revenue if we are to attain profitability and there is no assurance that we will be able to do so. As discussed in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in the event that we are unable to achieve profitability or raise sufficient funding to cover our losses in the near term, we will be unable to meet our expenses and obligations as they come due, and this raises substantial doubts as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We cannot assure you that next-generation Internet-based applications such as instant messaging (“IM”,) voice over Internet protocol (“VoIP”,) mobile services, streaming video, file transfer and remote desktop will continue to gain widespread market acceptance. The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:
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
In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and will likely continue to be, significant litigation in the industry regarding patent and other intellectual property rights.
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
The U.S. government has historically controlled the authoritative domain name system (“DNS”) root server since the inception of the Internet. On July 1, 1997, the President of the United States directed the U.S. Secretary of Commerce to privatize the management of the domain name system in a manner that increases competition and facilitates international participation in its management.
On September 29, 2006, the U.S. Department of Commerce extended its delegation of authority by entering into a new agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”) a California non-profit corporation headquartered in Marina Del Rey, California. ICANN is responsible for managing the accreditation of registry providers and registrars that manage the assignment of top level domain names associated with the authoritative DNS root directory. Although other DNS root directories are possible to create and manage privately without accreditation from ICANN, the possibility of conflicting name and number assignments makes it less likely that users would widely adopt a top level domain name associated with an alternative DNS root directory provided by a non-ICANN-accredited registry service.
On June 26, 2008, ICANN announced that it will be relaxing its prior position and will begin to issue generic top level domain names (“gTLDs”) more broadly than it had previously. ICANN expects to begin to take applications for gTLDs in April or May of 2009 with an application fee of $100,000 or more per application. ICANN expects the first of these customized gTLDs to be issued in the fourth quarter of 2009.
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
The growing popularity and use of the Internet has burdened the existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service. As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over the traditional telephone networks. If any of these petitions or the relief that they seek is granted, the costs of communicating online could increase substantially, potentially adversely affecting the growth in the use of online secure communications. Any of these developments could have an adverse effect on our business.

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
As a public company, we will continue to incur significant legal, accounting and other expenses that VirnetX Inc. did not incur as a private company. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, and these costs could be material to us.
Failing to maintain the effectiveness of our internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline.
In the future, our management may identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) as part of our periodic reporting obligations. Such deficiencies could include those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain an independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls ineffective if we are unable to remediate on a timely basis. If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports which could cause our stock price to decline.
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

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets, and we may be unable to maintain the standards for listing our common stock on the NYSE Amex.
Our common stock is listed on NYSE Amex but its daily trading volume has been limited, sporadic and volatile, particularly in light of the ongoing financial crisis; economic uncertainty tends to exacerbate volatility in the financial markets. Over the past year, the market price of our common stock has experienced significant fluctuations. Between March 31, 2008 and March 31, 2009, the reported last sale price for our common stock has ranged from $6.70 to $1.06 per share. With such volatility, there can be no assurance that we will remain qualified to be listed on NYSE Amex. On April 30, 2009, we received notice from the staff of NYSE Amex, indicating that, based on the staff’s review of publicly available information, we do not meet certain of NYSE Amex’s continued listing standards. In order to maintain our listing on NYSE Amex, we must submit a plan of compliance by June 1, 2009 that addresses how we intend to regain compliance with the continued listing requirements. We will fully comply with the requests of NYSE Amex and submit such a plan.
If, however, NYSE Amex delists our securities from trading on NYSE Amex and we are unable to list our securities on another securities exchange, our securities could be listed on the OTC Bulletin Board or the “Pink Sheets,” which may adversely affect the liquidity and price of our common stock. In addition, we expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:
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
As of March 31, 2009, our officers and directors beneficially owned an aggregate of 10,604,413 shares, or 27.35% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or 13.7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We had no issuance of unregistered securities during the three months ended March 31, 2009.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5 — OTHER INFORMATION.
None.

ITEM 6 — EXHIBITS.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. †

3.2	By-laws of the Company. †

4.1	Form of Common Stock Purchase Warrant Issued to Gilford Securities Incorporated. (1)

4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.(2)

4.3	Form of Underwriter’s Warrant. (1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008 (File No. 001-3852).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009 (File No. 333-153643).

*	Filed herewith.

**	Furnished herewith.

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
William E. Sliney
Chief Financial Officer (Principal Accounting and Financial Officer)
Date: May 11, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. †

3.2	By-laws of the Company. †

4.1	Form of Common Stock Purchase Warrant Issued to Gilford Securities Incorporated. (1)

4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.(2)

4.3	Form of Underwriter’s Warrant. (1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 (File No. 000-26895).

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008 (File No. 001-3852).

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009 (File No. 333-153643).

*	Filed herewith.

**	Furnished herewith.