Form 10-Q
period 2009-06-30
VirnetX Holding Corp
filed 2009-08-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

The number of shares outstanding of the Registrant’s Common Stock as of August 6, 2009 was 37,369,985.

VIRNETX HOLDING CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$414,735	$457,155
Accounts receivable, net	3,630	1,154
Prepaid expense and other current assets	211,945	189,847
Total current assets	630,310	648,156

Property and equipment, net	28,255	32,565
Intangibles	192,000	204,000
Deferred offering costs	—	94,261
Total assets	$850,565	$978,982

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$4,207,326	$1,669,333
Current portion of long-term obligation	40,000	44,000
Total current liabilities	4,247,326	1,713,333

Long-term obligation, net of current portion	120,000	160,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares; issued and outstanding: 0 shares at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.0001 per share, authorized 100,000,000 shares, issued and outstanding: 37,369,985 shares at June 30, 2009 and 34,899,985 at December 31, 2008, respectively	3,737	3,489
Additional paid-in capital	26,857,772	22,150,321
Deficit Accumulated during the development stage	(30,378,270)	(23,048,161)
Total stockholders’ equity (deficit)	(3,516,761)	(894,351)
Total liabilities and stockholders’ equity (deficit)	$850,565	$978,982

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008
Revenue — royalties	$7,207	$50,744
Operating expense
Research and development	220,558	240,109
General and administrative	3,714,995	2,906,800
Total operating expense	(3,935,553)	(3,146,909)
Loss from operations	(3,928,346)	(3,096,165)
Interest and other income, net	1,244	47,572
Net loss	$(3,927,102)	$(3,048,593)
Basic and diluted loss per share	$(0.11)	$(0.09)
Weighted average shares outstanding	37,369,985	34,899,688

	Six months ended June 30, 2009	Six months ended June 30, 2008	For the period August 2, 2005 (Date of Inception) to June 30, 2009
Revenue — royalties	$10,361	$84,050	$218,971
Operating expense
Research and development	442,257	417,823	2,582,084
General and administrative	6,901,684	5,864,707	28,132,552
Total operating expense	(7,343,941)	(6,282,530)	(30,714,636)
Loss from operations	(7,333,580)	(6,198,480)	(30,495,665)
Interest and other income, net	3,471	118,153	117,395
Net loss	$(7,330,109)	$(6,080,327)	$(30,378,270)
Basic and diluted loss per share	$(0.20)	$(0.17)
Weighted average shares outstanding	36,974,239	34,850,991

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative Period from August 2, 2005 (Date of Inception) to June 30, 2009
Cash flows from operating activities:
Net loss	$(7,330,109)	(6,080,327)	(30,378,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,434,036	1,145,322	5,947,085
Depreciation and amortization	19,738	8,536	114,659
Changes in assets and liabilities:
Prepaid expenses and other assets	(24,574)	65,578	(325,070)
Accounts payable and accrued liabilities	2,537,993	543,776	4,207,534
Net cash used in operating activities	(3,362,916)	(4,317,115)	(20,434,062)
Cash flows from investing activities:
Purchase of property and equipment	(3,429)	(15,610)	(81,876)
Cash acquired in acquisition	—	—	14,009
Net cash used in investing activities	(3,429)	(15,610)	(67,867)
Cash flows from financing activities:
Issuance of notes payable	—	—	250,000
Repayment of notes payable	—	—	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,147,625
Proceeds from issuance of restricted stock units	—	—	2,180
Proceeds from advance from preferred stockholders	—	—	230,000
Proceeds from exercise of options	—	—	30,000
Proceeds from convertible debt	—	—	1,500,000
Payment of royalty obligation less imputed interest	(44,000)	(48,000)	(92,000)
Proceeds from sale of common stock and warrants, net	3,367,925	—	18,098,859
Net cash provided by (used in) financing activities	3,323,925	(48,000)	20,916,664
Net increase (decrease) in cash and cash equivalents	(42,420)	(4,380,725)	414,735
Cash and cash equivalents, beginning of period	457,155	8,589,447	—
Cash and cash equivalents, end of period	$414,735	$4,208,722	$414,735

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2,173	$—	$12,174
Cash paid during the period for interest	$6,000	$—	$53,252
Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$—	$—	$230,000
Royalty obligation assumed to obtain intangible assets	$—	$—	$252,000

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

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At June 30, 2009, we had a deficit accumulated in the development stage of $30,378,270.  Management believes that the second half 2009 average monthly cash requirement to fund our business is unlikely to change materially from our 2009 first half cash flow rate.  As a result, we anticipate that our existing cash and cash equivalents will be insufficient to fund our operations through September 2009.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Formation and Business of the Company

VirnetX Holding Corporation, a Delaware corporation (“we,” “us,” “our” or the “Company”) is a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging (“IM”) and voice over internet protocol (“VoIP”.)

In July 2007, we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX Inc., which became our principal operating subsidiary.  As a result of this merger, the former security holders of VirnetX Inc. came to own a majority of our outstanding common stock.

Under generally accepted accounting principles in the United States, the accompanying financial statements have been prepared as if VirnetX Inc., a company whose inception date was August 2, 2005 and who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007.  Accordingly, the accompanying statements of operations include the operations of VirnetX Inc. from August 2, 2005 to June 30, 2009 and the operations of PASW, Inc. from July 5, 2007 to June 30, 2009.  The historical share activity of VirnetX Inc. has been retroactively restated to account for the 12.454788-to-one exchange rate which was applicable to certain convertible instruments as explained in Note 10 and Note 11 to our Annual Report on Form 10-K for the year ended December 31, 2008 and for our one-for-three reverse stock split which was implemented on October 29, 2007.

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

Note 4 — Patent Portfolio

As of June 30, 2009, we had 12 issued U.S. technology related patents and eight issued foreign technology related patents.  In addition, we have several pending U.S. and foreign patent applications.  The expiration dates of our issued U.S. and foreign patents run from 2019 to 2024.  Most of our issued patents were acquired by our principal operating subsidiary, VirnetX Inc., from Science Applications International Corporation (“SAIC”). We are required to make payments to SAIC based on the revenue generated from our ownership or use of these patents.  Minimum annual royalty payments of $50,000 began to be payable starting in 2008, and we have made payments of $50,000 in each of February 2008 and January 2009.  Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations.  SAIC is entitled to receive a portion of the proceed revenues, monies or any form of consideration paid for the acquisition of VirnetX or from the settlement of certain patent infringement claims of ours.  We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.

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

For the Period	Minimum Required Lease Payments in Period
July 1 through December 31, 2009	$25,555
2010	54,595
2011	59,242
2012	30,202
$169,594

Note 6 — Stock Plan

In 2005, VirnetX Inc. adopted the 2005 Stock Plan (the “Plan”), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX Inc. on July 5, 2007.  Our Board of Directors renamed this Plan the VirnetX 2007 Stock Plan (the “Plan”) and our stockholders approved the Plan at our 2008 annual stockholders’ meeting.  The Plan provides for the granting of stock options and restricted stock units to employees and consultants of ours.  Stock options granted under the Plan may be incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may only be granted to our employees (including officers and directors).  Nonqualified stock options (“NSO”) may be granted to our employees and consultants.

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

On April 3, 2009 there were 1,087,933 options granted to employees at a strike price of $1.15 and 199,262 options granted to employees at a strike price of $1.27.  On May 28, 2009 there were 10,000 options granted each to our three outside directors at a strike price of $1.58.

There were 5,785,790 options outstanding at June 30, 2009 and 4,468,595 at December 31, 2008 with an average exercise price of $2.57 at June 30, 2009 and $2.98 at December 31, 2008.  As of June 30, 2009, there were 1,334,197 shares available to be granted under the Plan.

During the period January 1, 2009 through June 30, 2009, no options were exercised.

Note 7 — Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the provision of Statement of Financial Accounting Standards (“SFAS”) 123(R) (“SFAS 123(R)”), which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instruments vest.

The following table summarizes the stock option activity for the six months ended June 30, 2009:

		Options Outstanding
	Shares Available	Number	Weighted Average
	for Grant	of Shares	Exercise Price

Balance at December 31, 2008	2,651,392	4,468,595	$2.98

Restricted stock units granted	—	—	—
Options granted	(1,317,195)	1,317,195	1.18
Options exercised	—	—	—
Options cancelled	—	—	—

Balance at June 30, 2009	1,334,197	5,785,790	$2.57

We have elected to adopt the modified retrospective application method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing equity awards had been applied from inception.

Stock-based compensation expense is included in general and administrative expense for each period ended June 30, 2009.  Total stock-based compensation expense was $1,434,036 and $1,145,322 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the deferred stock-based compensation related to unvested stock options was $7,311,504, which will be amortized as an expense over the related vesting period.  As of June 30, 2009, the weighted average vesting period was approximately 2.51 years.

The fair value of option grants was estimated on the date of grant using the following assumptions:

	Six months ended June 30, 2009	Year Ended December 31, 2008
Volatility	120.00%	190.00%
Risk-free interest rate	2.93%	4.21%
Expected life	6.3 years	6.7 years
Expected dividends	0.00%	0.00%
Weighted-average grant date fair value of stock options granted	$1.16	$3.09

The expected life was determined using the simplified method outlined in Staff Accounting Bulletin (“SAB”) 107 extended by SAB 110, using the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believes that all outstanding options at June 30, 2009 will vest.  In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 8 — Warrants

During 2007, we issued warrants to purchase 266,667 shares of our common stock at $0.75 per share.  In 2008, these warrants were exercised in cashless exercise transactions, as a result of which a total of 232,771 shares of our common stock were issued.

During 2007, we issued warrants to purchase 300,000 shares of our common stock at $4.80 per share to the underwriter of our December 2007 Stock issuance.  The warrants issued to the underwriter in 2007 will expire in 2012.

In January 2009, we closed an underwritten public offering of 2,470,000 shares of our common stock.  In addition to shares of common stock sold, we also issued warrants to the purchasers in the public offering to purchase 1,235,000 shares of our common stock at $2.00 per share, warrants to purchase 1,235,000 shares of our common stock at $3.00 per share, and warrants to purchase 1,235,000 shares of our common stock at $4.00 per share.  The warrants issued to the purchasers in January 2009 will expire on July 30, 2010, the 18-month anniversary of the closing date of the January offering.

Also in connection with the January 2009 offering, we issued a warrant to purchase 220,000 shares of our common stock at $1.80 per share to the underwriter of that offering.  The warrant issued to the underwriter in January 2009 will expire on January 30, 2014.

Copies of the forms of warrants issued to the purchasers and the underwriter of the January 2009 offering were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Note 9 — Litigation

We believe Microsoft Corporation is infringing certain of our patents. Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division. Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages, in an amount subject to proof at trial, and injunctive relief. Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable. Microsoft seeks an award of its attorneys’ fees and costs. We filed a reply to Microsoft’s counterclaims on May 24, 2007. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. On March 31, 2008, Microsoft filed a motion to dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008. Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff. On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator. Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions. Microsoft was also ordered to provide additional e-mail discovery to us. A Markman hearing on claim construction was conducted on February 17, 2009.

On June 9, 2009, we entered into a fixed fee engagement with McKool Smith which confirmed McKool as our lead counsel in the litigation against Microsoft. McKool agreed to represent us in our litigation against Microsoft for a fixed fee of $3 million and a contingency fee of 8% of the litigation proceeds. In the event of a judgment or settlement below an agreed upon amount (designed to approximate the total legal fees associated with the matter), McKool’s fixed fee will be limited to the actual time spent by McKool, up to a maximum of $3 million, plus the contingency fee of 8% of the litigation proceeds. On June 26, 2009, we filed an unopposed motion with the court for an order granting an approximate ninety day continuance of the trial and to enter a new docket control in order to, among other things, allow our new lead counsel to complete the transition from the previous trial counsel as well as adequately prepare for all the upcoming submissions of the expert reports and the subsequent jury trial. This order was granted on June 30, 2009 and the new trial date has been set for March 8, 2010. With our permission, McDermott Will & Emery filed a motion to withdraw as our counsel from this case, which was granted by the court on July 8, 2009.

On July 30, 2009, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in the Microsoft litigation and adopted certain interpretations that we believe are favorable to us on many of the claim terms that were in dispute in the litigation.  The trial in connection with the Microsoft litigation is scheduled to start on March 8, 2010.

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

Note 10 — Subsequent Event

On July 19, 2009, the NYSE Amex LLC (the “Exchange”) notified us that it had accepted our previously submitted plan of compliance and, pursuant to the plan, had granted us an extension to regain compliance with the Exchange’s continued listing standards.  In addition to approving the plan, the Exchange determined that we are not currently subject to the stockholders’ equity requirements, given our compliance with certain alternative listing standards relating, among other things, to our current market capitalization.  Nonetheless, the Exchange continues to believe that it would be necessary and appropriate for us to take certain actions to strengthen our financial condition. As a result, the Exchange has granted us an extension until October 30, 2009 to regain compliance with the financial condition continued listing standard.  We will be subject to periodic reviews by the Exchange during the extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the Exchange.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management.  Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  See “Risk Factors” for a discussion of these risks and uncertainties.  The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this report.  Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”.)  For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intend,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

Our common stock trades under the ticker symbol “VHC” on the NYSE Amex.  Our principal business activities to date are our efforts to commercialize our patent portfolio.  We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain Internet-based communications by a wholly-owned Japanese subsidiary of ours pursuant to the terms of a single license agreement.  The revenue generated by this agreement is not significant.

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

Recent Developments in the three months ended June 30, 2009

On June 9, 2009, we entered into an engagement letter with McKool Smith, confirming McKool as our lead counsel in our ongoing patent infringement litigation against Microsoft Corporation. McKool has agreed to represent us in the Microsoft Litigation for a fixed fee of $3 million and a contingency fee of 8% of the litigation proceeds. In the event of a judgment or settlement below an agreed upon amount (designed to approximate the total legal fees associated with the matter), McKool’s fixed fee will be limited to the actual time spent by McKool, up to a maximum of $3 million, plus the contingency fee of 8% of the litigation proceeds. McKool’s out-of-pocket expenses are not capped pursuant to the engagement letter but are estimated to be approximately $1 million.  Subsequently, with our permission, McDermott Will & Emery filed a motion to withdraw as our counsel from this case, which was granted by the court on July 8, 2009.  A copy of the engagement letter with McKool is attached to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  We have submitted a request for confidential treatment for certain portions of the engagement letter.  Those portions have been redacted and have been provided separately to the Securities and Exchange Commission.

On June 26, 2009, we filed an unopposed motion with the United States District Court for the Eastern District of Texas for an order granting an approximate ninety day continuance of the trial and to enter a new docket control order in the ongoing patent infringement litigation with Microsoft Corporation. The continuance and an amended calendar of events will enable the McKool team to complete the transition from the previous trial counsel as well as adequately prepare for all the upcoming submissions of the expert reports and the subsequent jury trial.  This order was granted on June 30, 2009 and the new trial date has been set for March 8, 2010.

On April 30, 2009, we received a letter from the NYSE Amex LLC (the “Exchange”) stating that, based on the Exchange’s review of publicly available information, we were considered to be below the Exchange’s continued listing standards due to the fact that we do not satisfy the stockholders’ equity requirements, as set forth in Sections 1003(a)(i) and 1003(a)(ii) of the Exchange’s Company Guide, and given our current financial condition, which the Exchange cited in accordance with Section 1003(a)(iv).  We were afforded the opportunity to submit a plan of compliance to the Exchange and, on June 1, 2009, submitted such a plan.  See Note 10 to the financial statements included in this Quarterly Report on Form 10-Q for recent developments related to the strategic plan we submitted to the Exchange.

Application of Critical Accounting Policies

There were no material changes in the application of our critical accounting policies since the end of the most recent fiscal year.  For further information, see the “Critical Accounting Policies” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

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

Results of Operations

Three and Six months ended June 30, 2009
Compared with Three and Six months ended June 30, 2008

Revenue — Royalties

Revenue generated decreased by $43,537 for the three months ended June 30, 2009 from $50,744 for the three months ended June 30, 2008. Revenue generated decreased by $73,689 for the six months ended June 30, 2009 from $84,050 for the six months ended June 30, 2008.  Our revenue in 2009 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license to decrease substantially in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Our research and development expenses decreased by $19,551 to $220,558 for the three months ended June 30, 2009 from $240,109 for the three months ended June 30, 2008. Research and development increased by $24,434 to $442,257 for the six months ended June 30, 2009, from $417,823 for the six months ended June 30, 2008.  This increase is primarily due to increased engineering activities for product development and the addition of one engineer.  We expect research and development expenses to increase as employees are hired to provide in-house research and development.  While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses increased by $808,195 to $3,714,995 for the three months ended June 30, 2009 from $2,906,800 for the three months ended June 30, 2008. Our general and administrative expenses increased by $1,036,977 to $6,901,684 for the six months ended June 30, 2009 from $5,864,707 for the six month period ended June 30, 2008.

Within selling, general and administrative expenses, legal fees increased by $728,273 to $2,364,808 for the three months ended June 30, 2009 from $1,636,535 for the three months ended June 30, 2008.  Legal fees increased by $958,891to $4,222,197 for the six months ended June 30, 2009 from $3,263,306 for the six months ended June 30, 2008.  The increase in fees incurred was due primarily to our patent infringement litigation against Microsoft.

Also within selling, general and administrative expenses, expenses increased by $78,086 for the six months ended June 30, 2009.  The increase was due principally to an increase in rent over the same period in 2008 and the number of staff and resources in order to comply with the requirements associated with being an SEC reporting company.

Once we begin to generate royalty revenues, we expect that our selling expenses will increase significantly as we must make payments to SAIC with respect to such revenues and as we begin to expand our sales force.

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

All warrants were exercisable on January 30, 2009 and remain exercisable through and including the 18-month anniversary date of the closing of the offering on January 30, 2009.  All warrants include a call feature that gives us the right to require the holder of the warrant to exercise the warrant if our average closing stock price over five consecutive trading days is equal to or exceeds two times the applicable warrant’s purchase price, failing which the warrants will terminate if not previously exercised by the holders of such warrants.

In December 2007, we closed an underwritten public offering of 3.45 million shares of our common stock, raising gross proceeds of $13.8 million before underwriting discounts and commissions and offering expenses.

We are in the development stage and have raised capital since our inception through the issuance of our equity securities.  As of June 30, 2009, we had approximately $414,735 in cash as compared to approximately $457,155 as of December 31, 2008. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners.  We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs.

We anticipate that our existing cash and cash equivalents are not currently sufficient to fund our operations through September 2009.  In order to obtain additional capital, we are evaluating alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all.  We cannot assure you that we will successfully commercialize our products and services or that our products and services will gain sufficient market acceptance to enable us to earn a profit.  If we are unable to obtain additional capital or generate sufficient revenue from such efforts in the short term, we may be required to cease operations or to reduce cash used in our business, including the termination of commercialization efforts that may appear to be promising, the sale of our patent portfolio or other assets, the abandonment of our litigation with Microsoft or others and the reduction in overall operating activities.

During fiscal year 2008, the cash flow for our operations was approximately $8,064,000 (an average of approximately $672,000 per month.)  During the first two quarters of 2009, our cash used in operating activities averaged $560,486 per month.  We anticipate that our average monthly cash requirement to fund our operations in the third and fourth quarter of 2009 is unlikely to change materially from the cash flow rate of our first two quarters of 2009. As a result, we anticipate that our cash balance at June 30, 2009 of $414,735 will be insufficient to fund our operations through September 2009.  We anticipate that our monthly cash requirements will include for the second half of 2009 our expenditures for:

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

Off-Balance Sheet Arrangements

On June 9, 2009, we entered into an engagement letter with McKool Smith, confirming McKool as our lead counsel in our ongoing patent infringement litigation against Microsoft Corporation. McKool has agreed to represent us in the Microsoft Litigation for a fixed fee of $3 million and a contingency fee of 8% of the litigation proceeds. In the event of a judgment or settlement below an agreed upon amount (designed to approximate the total legal fees associated with the matter), McKool’s fixed fee will be limited to the actual time spent by McKool, up to a maximum of $3 million, plus the contingency fee of 8% of the litigation proceeds. McKool’s out-of-pocket expenses are not capped pursuant to the engagement letter but are estimated to be approximately $1 million.  A copy of the engagement letter with McKool is attached to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  We have submitted a request for confidential treatment for certain portions of the engagement letter.  Those portions have been redacted and have been provided separately to the Securities and Exchange Commission.

As of June 30, 2009, we did not have any further off-balance sheet arrangements except for an operating lease commitments and the contingent portion of our royalty obligation under our royalty agreement with SAIC as discussed in Note 5 “Commitments” and Note 6 “Patent Portfolio” to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 — CONTROLS AND PROCEDURES

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

(b)      Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We believe Microsoft Corporation is infringing certain of our patents.  Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division.  Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents:  U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.”  On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent:  U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.”  We are seeking both damages, in an amount subject to proof at trial, and injunctive relief.  Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007.  Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable.  Microsoft seeks an award of its attorneys’ fees and costs.  We filed a reply to Microsoft’s counterclaims on May 24, 2007.  We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.  On March 31, 2008, Microsoft filed a motion to dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008.  Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.  On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator.  Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions.  Microsoft was also ordered to provide additional e-mail discovery to us.  Discovery has begun, a Markman hearing on claim construction was conducted on February 17, 2009.

On June 9, 2009, we entered into a fixed fee engagement with McKool Smith, a professional corporation, which confirmed McKool as our lead counsel in the litigation against Microsoft. On June 26, 2009, we filed an unopposed motion with the court for an order granting an approximate ninety day continuance of the trial and to enter a new docket control in order to, among other things, allow our new lead counsel to complete the transition from the previous trial counsel as well as adequately prepare for all the upcoming submissions of the expert reports and the subsequent jury trial.  Subsequently, with our permission, McDermott Will & Emery filed a motion to withdraw from this case as our counsel, which was granted by the court on July 8, 2009.  This order was granted on June 30, 2009 and the new trial date has been set for March 8, 2010.

On July 30, 2009, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in the Microsoft litigation and adopted certain interpretations that we believe are favorable to us on many of the claim terms that were in dispute in the litigation.

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

On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks (“VPNs”.)  We seek damages and injunctive relief.  On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent.  On February 17, 2009, a Markman hearing on claim construction was conducted and on July 30, 2009, the court issued its Markman Order.  Although we believe that the court adopted certain interpretations in the Markman Order that are favorable to us, we cannot assure you that the litigation will result in an outcome that is favorable to our company or our stockholders.

In addition, although we have entered into a fixed fee engagement with McKool Smith on June 9, 2009 to act as our lead counsel in connection with the Microsoft lawsuit, we anticipate that the legal proceedings against Microsoft may continue for several years and may require significant expenditures for legal fees and other expenses.  The time and effort required of our management to effectively pursue the Microsoft lawsuit may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business.  Microsoft has counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable.  If Microsoft’s counterclaims are successful, they may preclude our ability to commercialize our initial products.  Additionally, we anticipate that our legal fees will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

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

We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until our patent portfolio, or part of it, is commercialized.  We anticipate that our existing cash and cash equivalents are insufficient to fund our operations for longer than through September 2009.  We need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.  Our inability to generate sufficient cash flow or raise other funds to meet our expenses, obligations and sustain our operations raises substantial doubt about our ability to continue as a going concern.  See the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for additional information.

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

Our business strategy calls for us to enter into licensing relationships with the leading companies in our target market in order to reach a larger end-user base than we could reach through direct sales and marketing efforts.  We have engaged ipCapital Group to help develop our licensing strategy and to introduce us to five potential strategic licensees of our technology.  In connection with this engagement, we agreed to pay ipCapital Group 10% of the royalties of each resulting licensing arrangement, up to an aggregate maximum of $2 million per licensee, or $10 million in the aggregate.  There can be no assurance that we will be able to capitalize on the potential market opportunity.  Our inability to generate licensing revenues associated with the potential market opportunity could result from a number of factors, including, but not limited to:

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

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets, and we may be unable to maintain the standards for the continued listing of our common stock on the NYSE Amex.

Our common stock is listed on NYSE Amex but its daily trading volume has been limited, sporadic and volatile, particularly in light of the ongoing financial crisis; economic uncertainty tends to exacerbate volatility in the financial markets.  Over the past year, the market price of our common stock has experienced significant fluctuations.  Between June 30, 2008 and June 30, 2009, the reported last sale price for our common stock has ranged from $4.65 to $1.06 per share.  With such volatility, there can be no assurance that we will remain qualified to be listed on NYSE Amex.

On April 30, 2009, we received a letter from the NYSE Amex stating that, based on the NYSE Amex’s review of publicly available information, we were considered to be below the NYSE Amex’s continued listing standards due to the fact that we do not satisfy the stockholders’ equity requirements, as set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE Amex Company Guide, and given our current financial condition, which NYSE Amex cited in accordance with Section 1003(a)(iv).  We were afforded the opportunity to submit a plan of compliance to NYSE Amex and, on June 1, 2009, submitted such a plan.  On July 19, 2009, NYSE Amex notified us that it had accepted our previously submitted plan of compliance and, pursuant to the plan, granted us an extension to regain compliance with NYSE Amex’s continued listing standards.  In addition to approving the plan, NYSE Amex determined that we are not currently subject to the stockholders’ equity requirements, given our compliance with certain alternative listing standards relating, among other things, to our current market capitalization.  Nonetheless, NYSE Amex continues to believe that it would be necessary and appropriate for us to take certain actions to strengthen its financial condition. As a result, NYSE Amex has granted us an extension until October 30, 2009 to regain compliance with the financial condition continued listing standard.

We will be subject to periodic reviews by NYSE Amex during the extension period.  Failure to make progress consistent with our plan or to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from NYSE Amex.

If our securities were delisted from trading on NYSE Amex and we are unable to list our securities on another securities exchange, our securities may be able to be listed on the OTC Bulletin Board or the “Pink Sheets,” which may adversely affect the liquidity and price of our common stock.  In addition, we expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:

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

As of June 30, 2009, our officers and directors beneficially owned an aggregate of 12,395,826 shares, or 30.56% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or 13.7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

•
Super majority requirement for stockholder amendments to the Bylaws:  Stockholder proposals to alter or amend our Bylaws or to adopt new Bylaws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered securities during the three month period ended June 30, 2009.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)     Annual stockholder meeting.

Our annual meeting of the stockholders was held on May 28, 2009.

b)     Board of Directors.

At our annual meeting, the stockholders approved the election of Thomas O’Brien and Edmund C. Munger pursuant to the votes cast below.  The terms of office for the remaining directors on our Board, Michael F. Angelo, Scott Taylor, and Kendall Larsen, continued after the meeting.

c)     Matters voted upon at the meeting and the results of each vote.

           1.     Our stockholders approved the election of the nominees for the Class II directors to our Board who are to serve a term of office that will expire at our 2012 Annual Meeting of Stockholders or until their earlier resignation or removal. The nominees were Thomas O’ Brien and Edmund C. Munger.

The Inspector of Election certified the following vote tabulations:

Directors:	Votes For	Votes Withheld
Thomas O’ Brien	30,594,406	2,052,249
Edmund C. Munger	32,642,135	4,520

2.     Our stockholders approved a proposal ratifying the selection of Farber Hass Hurley LLP as our independent registered public accounting firm for fiscal year 2009.

The Inspector of Election certified the following vote tabulations:

For	Against	Abstaining
32,389,999	255,990	666

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

Exhibit Number	Description

4.1	Amended Form of Stock Option Agreement to the Company’s 2007 Stock Plan.*

10.1	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company.*

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION

By:  /s/ Kendall Larsen
Kendall Larsen
Chief Executive Officer (Principal Executive Officer)

By: /s/ William E. Sliney
William E. Sliney
Chief Financial Officer (Principal Accounting and Financial Officer)

Date:  August 10, 2009

EXHIBIT INDEX

Exhibit Number	Description

4.1	Amended Form of Stock Option Agreement to the Company’s 2007 Stock Plan.*

10.1	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company.*

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1) Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.
* Filed herewith.
** Furnished herewith.