Form 10-Q
period 2009-09-30
VirnetX Holding Corp
filed 2009-11-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock as of November 6, 2009 was 39,750,927.

VIRNETX HOLDING CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,016,248	$457,155
Accounts receivable, net	—	1,154
Prepaid expense and other current assets	90,008	189,847
Total current assets	4,106,256	648,156

Property and equipment, net	23,994	32,565
Intangibles	168,000	204,000
Deferred offering costs	—	94,261
Total assets	$4,298,250	$978,982

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$4,203,919	$1,669,333
Current portion of long-term obligation	40,000	44,000
Total current liabilities	4,243,919	1,713,333

Long-term obligation, net of current portion	120,000	160,000

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares; issued and outstanding: 0 shares at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.0001 per share, authorized 100,000,000 shares, issued and outstanding:39,750,927 shares at September 30, 2009 and 34,899,985 at December 31, 2008, respectively	3,975	3,489
Additional paid-in capital	32,931,376	22,150,321
Deficit accumulated during the development stage	(33,001,020)	(23,048,161)
Total stockholders’ equity (deficit)	(65,669)	(894,351)
Total liabilities and stockholders’ equity (deficit)	$4,298,250	$978,982

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008
Revenue — royalties	$3,233	$23,905
Operating expense
Research and development	215,243	215,513
General and administrative	2,412,101	2,755,568
Total operating expense	(2,627,344)	(2,971,081)
Loss from operations	(2,624,111)	(2,947,176)
Interest and other income, net	1,360	24,301
Net loss	$(2,622,751)	$(2,922,875)
Basic and diluted loss per share	$(0.07)	$(0.08)
Weighted average shares outstanding	37,264,263	34,899,985

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	For the period August 2, 2005 (Date of Inception) to September 30, 2009
Revenue — royalties	$13,594	$107,955	$222,204
Operating expense
Research and development	657,499	633,335	2,797,326
General and administrative	9,313,786	8,620,276	30,544,654
Total operating expense	(9,971,285)	(9,253,611)	(33,341,980)
Loss from operations	(9,957,691)	(9,145,656)	(33,119,776)
Interest and other income, net	4,832	142,454	118,756
Net loss	$(9,952,859)	$(9,003,202)	$(33,001,020)
Basic and diluted loss per share	$(0.27)	$(0.26)
Weighted average shares outstanding	37,264,263	34,866,480

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative Period from August 2, 2005 (Date of Inception) to September 30, 2009
Cash flows from operating activities:
Net loss	$(9,952,859)	(9,003,202)	(33,001,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,232,876	1,915,544	6,745,925
Depreciation and amortization	47,999	13,470	142,920
Changes in assets and liabilities:
Prepaid expenses and other assets	100,993	(128,614)	(199,503)
Accounts payable and accrued liabilities	2,534,586	937,644	4,204,127
Net cash used in operating activities	(5,036,405)	(6,265,158)	(22,107,551)
Cash flows from investing activities:
Purchase of property and equipment	(3,430)	(16,119)	(81,877)
Cash acquired in acquisition	—	—	14,009
Net cash used in investing activities	(3,430)	(16,119)	(67,868)
Cash flows from financing activities:
Issuance of notes payable	—	—	250,000
Repayment of notes payable	—	—	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,147,625
Proceeds from issuance of restricted stock units	—	—	2,180
Proceeds from advance from preferred stockholders	—	—	230,000
Proceeds from exercise of options	—	—	30,000
Proceeds from convertible debt	—	—	1,500,000
Payment of royalty obligation less imputed interest	(44,000)	(48,000)	(92,000)
Proceeds from sale of common stock and warrants, net	8,642,928	—	23,373,862

Net cash provided by (used in) financing activities	8,598,928	(48,000)	26,191,667

Net increase (decrease) in cash and cash equivalents	3,559,093	(6,329,277)	4,016,248
Cash and cash equivalents, beginning of period	457,155	8,589,447	—
Cash and cash equivalents, end of period	$4,016,248	$2,260,170	$4,016,248

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$5,373	$—	$15,374
Cash paid during the period for interest	$6,000	$—	53,252

Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$—	$—	$230,000
Royalty obligation assumed to obtain intangible assets	$—	$—	$252,000

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.  The accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.  The information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 31, 2009.

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At September 30, 2009, we had a deficit accumulated in the development stage of $33,001,020.  Management believes that the second half 2009 average monthly cash requirement to fund our business is unlikely to change materially from our 2009 first half cash flow rate.  Although our average monthly cash requirement has been consistent for the past nine months, we anticipate that our lawsuit against Microsoft, with its related trial, will increase our monthly cash out flow.As a result, we anticipate that our existing cash and cash equivalents will be insufficient to fund our operations through April 2010.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent Events Evaluation

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009, through the financial statements issue date of November 9, 2009.  All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed consolidated financial statements.

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

Under generally accepted accounting principles in the United States, the accompanying financial statements have been prepared as if VirnetX Inc., a company whose inception date was August 2, 2005 and who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007.  Accordingly, the accompanying statements of operations include the operations of VirnetX Inc. from August 2, 2005 to September 30, 2009 and the operations of PASW, Inc. from July 5, 2007 to September 30, 2009.  The historical share activity of VirnetX Inc. has been retroactively restated to account for the 12.454788-to-one exchange rate which was applicable to certain convertible instruments as explained in Note 10 and Note 11 to our Annual Report on Form 10-K for the year ended December 31, 2008 and for our one-for-three reverse stock split which was implemented on October 29, 2007.

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

Note 4 — Patent Portfolio

As of September 30, 2009, we had 12 issued U.S. technology related patents and eight issued foreign technology related patents.  In addition, we have several pending U.S. and foreign patent applications.  The expiration dates of our issued U.S. and foreign patents run from 2019 to 2024.  Most of our issued patents were acquired by our principal operating subsidiary, VirnetX Inc., from Science Applications International Corporation (“SAIC”). We are required to make payments to SAIC based on the revenue generated from our ownership or use of these patents.  Minimum annual royalty payments of $50,000 began to be payable starting in 2008, and we have made payments of $50,000 in each of February 2008 and January 2009.  Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations.  SAIC is entitled to receive a portion of the proceed revenues, monies or any form of consideration paid for the acquisition of VirnetX or from the settlement of certain patent infringement claims of ours.  We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.

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
For the Period	Minimum Required Lease Payments in Period
October 1 through December 31, 2009	$12,778
2010	54,595
2011	59,242
2012	30,202
$156,817

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

There were 5,785,790 options outstanding at September 30, 2009 and 4,468,595 at December 31, 2008 with a weighted average exercise price of $2.58 at September 30, 2009 and $2.98 at December 31, 2008.  As of September 30, 2009, there were 1,334,197 shares available to be granted under the Plan.

During the period January 1, 2009 through September 30, 2009, no options were exercised.

Note 7 — Stock-Based Compensation

We account for equity instruments issued to employees at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instruments vest.

The following table summarizes the stock option activity for the nine months ended September 30, 2009:

		Options Outstanding
	Shares Available	Number	Weighted Average
	for Grant	of Shares	Exercise Price

Balance at December 31, 2008	2,651,392	4,468,595	$2.98

Restricted stock units granted	—	—	—
Options granted	(1,317,195)	1,317,195	1.18
Options exercised	—	—	—
Options cancelled	—	—	—

Balance at September 30, 2009	1,334,197	5,785,790	$2.58

Stock-based compensation expense is included in general and administrative expense for each period ended September 30, 2009.  Total stock-based compensation expense was $2,232,876 and $1,915,544 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the deferred stock-based compensation related to unvested stock options was $6,539,829, which will be amortized as an expense over the related vesting period.  As of September 30, 2009, the weighted average vesting period was approximately 2.28 years.

The fair value of option grants was estimated on the date of grant using the following assumptions:

	Nine months ended September 30, 2009	Year Ended December 31, 2008
Volatility	120.00%	190.00%
Risk-free interest rate	2.93%	4.21%
Expected life	6.1 years	6.7 years
Expected dividends	0.00%	0.00%
Weighted-average grant date fair value of stock options granted	$1.18	$3.09

The expected life determined the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believes that all outstanding options at September 30, 2009 will vest.  In the future, we may change this estimate based on actual and expected future forfeiture rates.

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

Also in connection with the January 2009 offering, we issued warrants to purchase 220,000 shares of our common stock at $1.80 per share to the underwriter of that offering.  The warrants issued to the underwriter in January 2009 will expire on January 30, 2014.

Copies of the forms of warrants issued to the purchasers and the underwriter of the January 2009 offering were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction) (the “Series I Warrants”), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment as described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”) and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).   The common stock issued and the shares of common stock issuable upon exercise of the Warrants will be registered pursuant to an effective registration statement on Form S-3 filed with the SEC (the “Registration Statement”).  We filed a Registration Statement on Form S-3 (File No. 333-162145) with the SEC on September 25, 2009 to cover the common stock issued and the shares of common stock issuable upon exercise of the Warrants, but the SEC has not yet declared such Registration Statement effective.

The Series I Warrants issued in connection with the September 2009 issuance are rights to purchase an aggregate of approximately 3,246,959 shares of the Company’s common stock over a 5-year term at an exercise price equal to 125% of the price per share paid in the private placement  (i.e., $3.93 per share), subject to anti-dilution protection that could reduce the exercise price to 100% of the closing price of our common stock on September 2, 2009 (i.e., $3.17 per share) if the Company completes other financings while the Series I Warrants are outstanding at a price per share less than the exercise price per share of the Series I Warrants.  The Series I Warrants are not exercisable until six months following the closing of the private placement and expire on fifth anniversary of the closing of the private placement.  Aside from the anti-dilution adjustment associated with the exercise price premium, the Series I Warrants are not subject to any further adjustments with respect to the exercise price or number of shares covered. In connection with the September 2009 private placement, we issued one of the Series I Warrants to purchase 238,094 shares of our common stock with an exercise price of $3.93 per share to the placement agent in the private placement.  The warrant issued to the placement agent in September 2009 will expire 5 years after issuance.

The Series II Warrants provide the investors pricing protection for the private placement with a floor price of $1.25 per share.  In the event the market price of our common stock declines between the closing of the private placement and the earlier of (i) the date the Registration Statement is declared effective and (ii) the date Rule 144 becomes available for resale of the Shares (i.e., generally 6 months after the closing of the private placement) (such date that is the earlier of clause (i) and (ii) above is referred to in this Quarterly Report on Form 10-Q as the “Warrant Exercise Date”), the Series II warrants will be automatically exercised on a cashless exercise basis and a number of additional shares will be issued to the investors who participated in the private placement in order to effectively reduce the per share purchase price paid in the private placement to the greater of (i) 80% of the 15-day volume weighted average trading price per share of the Company’s common stock immediately following the Warrant Exercise Date and (ii) $1.25 per share.  As such, the greatest number of shares that could be issued pursuant to the Series II Warrants would be approximately 2,419,045 shares.  At the Warrant Exercise Date, the Series II Warrants will either be automatically exercised on a cashless exercise basis if the Company’s stock price is lower at the Warrant Exercise Date as described above, or they will expire unexercised.  The adjustment associated with the Series II Warrants does not affect either the exercise price or number of shares covered by either the Series I Warrants or the Series III Warrants.

At the Warrant Exercise Date, the Series III Warrants provide the investors a 60-day right to purchase an additional $6.0 million of common stock from the Company at $2.52 per share.  The Series III Warrants are not subject to any adjustments with respect to the exercise price or number of shares covered.

The descriptions of the Series I Warrant, the Series II Warrant, the Series III Warrant, and the placement agent warrant in this Quarterly Report on Form 10-Q are summaries only and are qualified in their entirety by reference to Exhibits 4.1, 4.2, and 4.3 filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

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

Note 10 — Subsequent Event

On October 9, 2009, we received a letter from the NYSE Amex LLC (the “Exchange”) stating that, based upon a review of publicly available information, we have now resolved the continued listing deficiencies referenced in the Exchange’s letter dated April 30, 2009.  The Exchange noted that our continued listing eligibility will continue to be assessed on an ongoing basis.  We are now subject to the provisions of Section 1009(h) of the Exchange’s Company Guide that states that if we, within 12 months of October 30, 2009, are again determined to be below the continued listing standards, the Exchange staff may take appropriate action, which, depending upon the circumstances, may include providing us with an opportunity to submit a plan to the Exchange advising the Exchange of action we have taken, or will take, that would bring us into compliance with the continued listing standards, or the Exchange may immediately initiate delisting proceedings.  Failure to maintain compliance with the continued listing standards the 12 months beginning October 30, 2009 could result in our common stock being delisted from the Exchange.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management.  Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  See “Risk Factors” for a discussion of these risks and uncertainties.  The following discussion should be read in conjunction with and is qualified in its entirety by reference to our condensed consolidated financial statements included elsewhere in this report.  Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”.)  For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should” “could,” “estimate,” “appear,” “based on,” “may,” “intend,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

As used herein, “we,” “us,” “our,” or the “Company” means VirnetX Holding Corporation, together with its consolidated subsidiaries where applicable.

Company Overview

We are a development stage company focused on commercializing a patent portfolio for securing real-time communications over the Internet.  These patents were acquired by our principal operating subsidiary, VirnetX Inc., from Science Applications International Corporation (“SAIC”),  SAIC is a FORTUNE 500® scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health.

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

On July 19, 2009, the Exchange notified us that it had accepted our previously submitted plan of compliance and, pursuant to the plan, had granted us an extension to regain compliance with the Exchange’s continued listing standards.  In addition to approving the plan, the Exchange determined that we are not currently subject to the stockholders’ equity requirements, given our compliance with certain alternative listing standards relating, among other things, to our current market capitalization.  Nonetheless, the Exchange continues to believe that it would be necessary and appropriate for us to take certain actions to strengthen our financial condition. As a result, the Exchange granted us an extension until October 30, 2009 to regain compliance with the financial condition continued listing standard.

On October 9, 2009, we received a letter from the Exchange stating that, based upon a review of publicly available information, we have now resolved the continued listing deficiencies referenced in the Exchange’s letter dated April 30, 2009.  The Exchange noted that our continued listing eligibility will continue to be assessed on an ongoing basis.  We are now subject to the provisions of Section 1009(h) of the Exchange’s Company Guide that states that if we, within 12 months of October 30, 2009, are again determined to be below the continued listing standards, the Exchange staff may take appropriate action, which, depending upon the circumstances, may include providing us with an opportunity to submit a plan to the Exchange advising the Exchange of action we have taken, or will take, that would bring us into compliance with the continued listing standards, or the Exchange may immediately initiate delisting proceedings.  Failure to maintain compliance with the continued listing standards over the 12 months beginning October 30, 2009 could result in our common stock being delisted from the Exchange.

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 per share (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment, on an automatic cashless exercise basis with an exercise price of $0.01 per share and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share.  See Note 8 to the financial statements included in this Quarterly Report on Form 10-Q for further discussion of the terms of the warrants issued in the private placement.

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

Recent Accounting Pronouncements

A recent pronouncement by the Financial Accounting Standards Board (FASB) defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of this pronouncement were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009 and had no impact upon the Company’s consolidated financial statements. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of the pronouncement for nonfinancial assets and nonfinancial liabilities become effective for the Company in the first quarter of fiscal 2010 and are expected to have no impact upon the Company’s condensed consolidated financial statements.

A recent FASB pronouncement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The pronouncement becomes effective for the Company in the first quarter of fiscal 2010. The impact that the pronouncement will have on future condensed consolidated financial statements will vary with each future acquisition.

In April 2009, the FASB issued a pronouncement to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective immediately, and its effect will vary with each future acquisition.

In May 2009, the FASB issued a pronouncement that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The pronouncement became effective for the Company in the second quarter of fiscal 2009 and had no impact on the Company’s condensed consolidated financial statements.  The Company has evaluated subsequent events through November 9, 2009, which is the date the condensed consolidated financial statements were issued.

In June 2009, the FASB released a Codification, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. This Codification explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Codification became effective September 15, 2009, and did not have an impact upon the Company’s condensed consolidated financial statements.

Results of Operations

Three and Nine months ended September 30, 2009
Compared with Three and Nine months ended September 30, 2008

Revenue — Royalties

Revenue generated decreased by $20,672 for the three months ended September 30, 2009 from $23,905 for the three months ended September 30, 2008. Revenue generated decreased by $94,361 for the nine months ended September 30, 2009 from $107,955 for the nine months ended September 30, 2008.  Our revenue in 2009 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license to decrease substantially in the near future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Our research and development expenses decreased by $270 to $215,243 for the three months ended September 30, 2009 from $215,513 for the three months ended September 30, 2008. Research and development increased by $24,164 to $657,499 for the nine months ended September 30, 2009, from $633,335 for the nine months ended September 30, 2008.  This increase is primarily due to increased engineering activities for product development and the addition of one engineer.  We expect research and development expenses to increase as employees are hired to provide in-house research and development.  While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses decreased by $343,467 to $2,412,101 for the three months ended September 30, 2009 from $2,755,568 for the three months ended September 30, 2008. Our general and administrative expenses increased by $693,510 to $9,313,786 for the nine months ended September 30, 2009 from $8,620,276 for the nine month period ended September 30, 2008. The decrease in selling, general, and administrative expenses for the three months ended September 30, 2009 was due primarily to the amended calendar of events in connection with the Microsoft patent infringement litigation, as further reported in the Current Report on Form 8-K filed with the SEC on June 29, 2009.

Within selling, general and administrative expenses, legal fees decreased by $231,004 to $1,123,946 for the three months ended September 30, 2009 from $1,354,950 for the three months ended September 30, 2008.  Legal fees increased by $727,887 to $5,346,143 for the nine months ended September 30, 2009 from $4,618,256 for the nine months ended September 30, 2008. The increase in legal fees incurred in each nine month period was due primarily to our patent infringement litigation against Microsoft.

Also within selling, general and administrative expenses, expenses decreased by $34,577 for the nine months ended September 30, 2009.

Once we begin to generate royalty revenues, we expect that our selling expenses will increase significantly as we must make payments to SAIC with respect to such revenues and as we begin to expand our sales force.

Liquidity and Capital Resources

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 per share (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction), (the “Series I Warrants”), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment as described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”) and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).  The private placement raised gross proceeds of approximately $6,000,000 before deducting the placement agent’s fees and other costs of the offering.  The net cash raised was approximately $5,400,000.

The common stock issued and the shares of common stock issuable upon exercise of the Warrants will be registered pursuant to an effective registration statement on Form S-3 filed with the SEC (the “Registration Statement”).  We filed a Registration Statement on Form S-3 (File No. 333-162145) with the SEC on September 25, 2009 to cover the common stock issued and the shares of common stock issuable upon exercise of the Warrants, but the SEC has not yet declared such Registration Statement effective.

The Series I Warrants are rights to purchase an aggregate of approximately 3,246,959 shares of the Company’s common stock over a 5-year term at an exercise price equal to 125% of the price per share paid in the private placement  (i.e., $3.93 per share), subject to anti-dilution protection that could reduce the exercise price to 100% of the closing price of our common stock on September 2, 2009 (i.e., $3.17 per share) if the Company completes other financings, while the Series I Warrants are outstanding, at a price per share less than the exercise price per share of the Series I Warrants.  The Series I Warrants are not exercisable until six months following the closing of the private placement and expire on fifth anniversary of the closing of the private placement.  Aside from the anti-dilution adjustment associated with the exercise price premium, the Series I Warrants are not subject to any further adjustments with respect to the exercise price or number of shares covered.

The Series II Warrants provide the investors pricing protection for the private placement with a floor price of $1.25 per share.  In the event the market price of our common stock declines between the closing of the private placement and the earlier of (i) the date the Registration Statement is declared effective and (ii) the date Rule 144 becomes available for resale of the Shares (i.e., generally 6 months after the closing of the private placement) (such date that is the earlier of clause (i) and (ii) above is referred to in this Quarterly Report as the “Warrant Exercise Date”), the Series II warrants will be automatically exercised on a cashless exercise basis and a number of additional shares will be issued to the investors who participated in the private placement in order to effectively reduce the per share purchase price paid in the private placement to the greater of (i) 80% of the 15-day volume weighted average trading price per share of the Company’s common stock immediately following the Warrant Exercise Date and (ii) $1.25 per share.  As such, the greatest number of shares that could be issued pursuant to the Series II Warrants would be approximately 2,419,045 shares.  At the Warrant Exercise Date, the Series II Warrants will either be automatically exercised on a cashless exercise basis if the Company’s stock price is lower at the Warrant Exercise Date as described above, or they will expire unexercised.  The adjustment associated with the Series II Warrants does not affect either the exercise price or number of shares covered by either the Series I Warrants or the Series III Warrants.

At the Warrant Exercise Date, the Series III Warrants provide the investors a 60-day right to purchase an additional $6.0 million of common stock from the Company at $2.52 per share.  The Series III Warrants are not subject to any adjustments with respect to the exercise price or number of shares covered.

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

All warrants were exercisable on January 30, 2009, and remain exercisable through and including the 18-month anniversary date of the closing of the offering on January 30, 2009.  All warrants include a call feature that gives us the right to require the holder of the warrant to exercise the warrant if our average closing stock price over five consecutive trading days is equal to or exceeds two times the applicable warrant’s purchase price, failing which the warrants will terminate if not previously exercised by the holders of such warrants.

In December 2007, we closed an underwritten public offering of 3.45 million shares of our common stock, raising gross proceeds of $13.8 million before underwriting discounts and commissions and offering expenses.

We are in the development stage and have raised capital since our inception through the issuance of our equity securities.  As of September 30, 2009, we had approximately $4,016,248 in cash as compared to approximately $457,155 as of December 31, 2008. We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners.  We have used the net proceeds from the sale of common and preferred stock for general corporate purposes, which have included funding research and development, litigation efforts and working capital needs.

We anticipate that our existing cash and cash equivalents are not currently sufficient to fund our operations through April 2010.  In order to obtain additional capital, we are evaluating alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all.  We cannot assure you that we will successfully commercialize our products and services or that our products and services will gain sufficient market acceptance to enable us to earn a profit.  If we are unable to obtain additional capital or generate sufficient revenue from such efforts in the short term, we may be required to cease operations or to reduce cash used in our business, including the termination of commercialization efforts that may appear to be promising, the sale of our patent portfolio or other assets, the abandonment of our litigation with Microsoft or others and the reduction in overall operating activities.

During fiscal year 2008, the cash flow for our operations was approximately $8,064,000 (an average of approximately $672,000 per month.)  During the first three quarters of 2009, our cash used in operating activities averaged $559,601 per month.  We anticipate that our average monthly cash requirement to fund our operations in the fourth quarter of 2009 is unlikely to change materially from the cash flow rate of our first three quarters of 2009. As a result, we anticipate that our cash balance at September 30, 2009 of $4,016,248 will be insufficient to fund our operations through April 2010.  We anticipate that our monthly cash requirements for the fourth quarter of 2009 will include our expenditures for:

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

Off-Balance Sheet Arrangements

On June 9, 2009, we entered into an engagement letter with McKool Smith, confirming McKool as our lead counsel in our ongoing patent infringement litigation against Microsoft Corporation. McKool has agreed to represent us in the Microsoft Litigation for a fixed fee of $3 million and a contingency fee of 8% of the litigation proceeds. In the event of a judgment or settlement below an agreed upon amount (designed to approximate the total legal fees associated with the matter), McKool’s fixed fee will be limited to the actual time spent by McKool, up to a maximum of $3 million, plus the contingency fee of 8% of the litigation proceeds. McKool’s out-of-pocket expenses are not capped pursuant to the engagement letter but are estimated to be approximately $1 million.  A copy of the engagement letter with McKool is attached as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  We submitted a request for confidential treatment for certain portions of the engagement letter.  Those portions have been redacted and have been provided separately to the Securities and Exchange Commission.

As of September 30, 2009, we did not have any further off-balance sheet arrangements except for an operating lease commitments and the contingent portion of our royalty obligation under our royalty agreement with SAIC as discussed in Note 5 “Commitments” and Note 6 “Patent Portfolio” to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We believe Microsoft Corporation is infringing certain of our patents.  Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007 by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division.  Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents:  U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.”  On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent:  U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.”  We are seeking both damages, in an amount subject to proof at trial, and injunctive relief.  Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007.  Microsoft counterclaimed for declarations that the three patents are not infringed, are invalid and are unenforceable.  Microsoft seeks an award of its attorneys’ fees and costs.  We filed a reply to Microsoft’s counterclaims on May 24, 2007.  We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.  On March 31, 2008, Microsoft filed a motion to dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008.  Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.  On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator.  Microsoft was ordered to provide further information regarding its non-infringement contentions and invalidity contentions in light of the amended infringement contentions.  Microsoft was also ordered to provide additional e-mail discovery to us.  Discovery has begun; a Markman hearing on claim construction was conducted on February 17, 2009.

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

We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until our patent portfolio, or part of it, is commercialized.  We may need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.  Our inability to generate sufficient cash flow or raise other funds to meet our expenses, obligations and sustain our operations raises substantial doubt about our ability to continue as a going concern.  See the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for additional information.

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

We need to significantly increase our revenue if we are to attain profitability and there is no assurance that we will be able to do so.  As discussed in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in the event that we are unable to achieve profitability or raise sufficient funding to cover our losses in the near term, we will be unable to meet our expenses and obligations as they come due, and this raises substantial doubts as to our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks Related to Our Stock

The exercise of our outstanding warrants may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of September 30, 2009, we had outstanding warrants to purchase an aggregate of 12,271,946 shares of common stock, including (i) the warrant to purchase 300,000 shares of common stock issued to the underwriter of our December 2007 issuance, (ii) the warrants to purchase 1,235,000 shares of common stock at an exercise price of $2.00 per share issued pursuant to our January 2009 offering, (iii) the warrants to purchase 1,235,000 shares of common stock at an exercise price of $3.00 per share issued pursuant to our January 2009 offering, (iv) the warrants to purchase 1,235,000 shares of common stock at an exercise price of $4.00 per share issued pursuant to our January 2009 offering, (v) the warrant to purchase 220,000 shares of common stock at an exercise price of $1.80 per share issued to the underwriter of our January 2009 offering, (vi) the warrants to purchase 3,246,959 shares of common stock underlying the Series I Warrants issued pursuant to the September 2009 private placement transaction, (vii) the warrants to purchase up to 2,419,045 shares of common stock underlying the Series II Warrants issued pursuant to the September 2009 private placement transaction, and (viii) the warrants to purchase up to 2,380,942 shares of common stock underlying the Series III Warrants issued pursuant to the September 2009 private placement transaction. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance will dilute existing stockholders and increase the number of shares eligible for resale in the public market. Additionally, the issuance of up to 3,167,890 shares of common stock issuable upon exercise of vested stock options and other awards outstanding as of September 30, 2009 pursuant to our incentive plan will further dilute our existing stockholders' voting interest.

In addition to the dilutive effects described above, the exercise of those securities would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

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

Our common stock is listed on NYSE Amex but its daily trading volume has been limited, sporadic and volatile. Over the past year, the market price of our common stock has experienced significant fluctuations.  Between September 30, 2008 and September 30, 2009, the closing price for our common stock has ranged from $3.52 to $1.06 per share.  With such volatility, there can be no assurance that we will remain qualified to be listed on NYSE Amex.

In April 2009, we received a letter from the NYSE Amex stating that, based on the NYSE Amex’s review of publicly available information, we were considered to be below the NYSE Amex’s continued listing standards.  After submitting a plan of compliance to the NYSE Amex and additional evaluation by the Exchange, we were informed in October 2009 that we had resolved the continued listing deficiencies.  We cannot assure you that we will not receive additional deficiency letters in the future, or that we will continue to satisfy the continued listing standards in order to remain listed on the Exchange.

If our securities were delisted from trading on NYSE Amex and we are unable to list our securities on another securities exchange, our securities may be able to be listed on the OTC Bulletin Board or the “Pink Sheets,” which may adversely affect the liquidity and price of our common stock.  In addition, we expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:

•	developments in our litigation against Microsoft;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or our competitors;

•	general conditions in the markets in which we compete; and

•	general economic and financial conditions.

Because ownership of our common shares is concentrated, you and other investors will have minimal influence on stockholder decisions.

As of September 30, 2009, our executive officers and directors beneficially owned an aggregate of 10,777,792 shares, or approximately 27% of our then-outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 14% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 per share (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction) (the “Series I Warrants”), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment as described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”) and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).   The common stock issued and the shares of common stock issuable upon exercise of the Warrants will be registered pursuant to a registration statement filed with the SEC (the “Registration Statement”).  We filed a Registration Statement on Form S-3 (File No. 333-162145) with the SEC on September 25, 2009 to cover the common stock issued and the shares of common stock issuable upon exercise of the warrants, but the SEC has not declared such Registration Statement effective.

The Series I Warrants are rights to purchase an aggregate of approximately 3,246,959 shares of the Company’s common stock over a 5-year term at an exercise price equal to 125% of the price per share paid in the private placement  (i.e., $3.93 per share), subject to antidilution protection that could reduce the exercise price to 100% of the closing price on September 2, 2009 (i.e., $3.17 per share) if the Company completes other financings while the Series I Warrants are outstanding at a price per share less than the exercise price per share of the Series I Warrants.  The Series I Warrants are not exerciseable until six months following the closing of the private placement and expire on fifth anniversary of the closing of the private placement.  Aside from the antidilution adjustment associated with the exercise price premium, the Series I Warrants are not subject to any further adjustments with respect to the exercise price or number of shares covered. In connection with the September 2009 private placement, we issued one of the Series I Warrants to purchase 238,094 shares of our common stock with an exercise price of $3.93 per share to the placement agent in the private placement.  The warrant issued to the placement agent in September 2009 will expire 5 years after issuance.

The Series II Warrants provide the investors pricing protection for the private placement with a floor price of $1.25 per share.  In the event the market price of our common stock declines between the closing of the private placement and the earlier of (i) the date the Registration Statement is declared effective and (ii) the date Rule 144 becomes available for resale of the Shares (i.e., generally 6 months after the closing of the private placement) (such date that is the earlier of clause (i) and (ii) above is referred to in this Quarterly Report as the “Warrant Exercise Date”), the Series II warrants will be automatically exercised on a cashless exercise basis and a number of additional shares will be issued to the investors who participated in the private placement in order to effectively reduce the per share purchase price paid in the private placement to the greater of (i) 80% of the 15-day volume weighted average trading price per share of the Company’s common stock immediately following the Warrant Exercise Date and (ii) $1.25 per share.  As such, the greatest number of shares that could be issued pursuant to the Series II Warrants would be approximately 2,419,045 shares.  At the Warrant Exercise Date, the Series II Warrants will either be automatically exercised on a cashless exercise basis if the Company’s stock price is lower at the Warrant Exercise Date as described above, or they will expire unexercised.  The adjustment associated with the Series II Warrants does not affect either the exercise price or number of shares covered by either the Series I Warrants or the Series III Warrants.

At the Warrant Exercise Date, the Series III Warrants provide the investors a 60-day right to purchase an additional $6.0 million of common stock from the Company at $2.52 per share.  The Series III Warrants are not subject to any adjustments with respect to the exercise price or number of shares covered.

The descriptions of the Series I Warrant, the Series II Warrant, the Series III Warrant, and the placement agent warrant in this Quarterly Report on Form 10-Q are summaries only and are qualified in their entirety by reference to Exhibits 4.1, 4.2, and 4.3 filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

Exhibit Number	Description

4.1	Form of Series I Warrant attached as Exhibit C-I to the Securities Purchase Agreement dated September 2, 2009 (1)

4.2	Form of Series II Warrant attached as Exhibit C-II to the Securities Purchase Agreement dated September 2, 2009 (2)

4.3	Form of Series III Warrant attached as Exhibit C-III to the Securities Purchase Agreement dated September 2, 2009 (3)

4.5	Registration Rights Agreement dated as of September 2, 2009 by and between VirnetX Holding Corporation and each purchaser identified on the signature pages thereto (4)

4.6	Securities Purchase Agreement, dated September 2, 2009, by and between VirnetX Holding Corporation, and each purchaser identified on the signature pages thereto (5)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith.
** Furnished herewith.

(1)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on September 3, 2009.

(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on September 3, 2009.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on September 3, 2009.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on September 3, 2009.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on September 3, 2009.

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

Date:  November 9, 2009