Form 10-K
period 2009-12-31
VirnetX Holding Corp
filed 2010-03-31
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

(831) 438-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	NYSE Amex Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was $44,713,671 based upon the closing price of the common shares of the Registrant on June 30, 2009. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

43,670,328 shares of Registrant’s Common Stock were outstanding as of March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2010 Annual Meeting of Stockholders for the year ended December 31, 2009.

VirnetX Holding Corporation

INDEX

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accountant Fees and Services	63

PART IV

Item 15.	Exhibits and Financial Statement Schedules	63

Statement regarding forward-looking statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our current liquidity, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  These risks are not exhaustive.  Other sections of this Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

As used herein, “we,” “us,” “our,” or the “Company” means VirnetX Holding Corporation and its wholly-owned subsidiaries, including VirnetX, Inc., collectively, on a consolidated basis.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently have 12 patents in the United States and eight international patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our software and technology solutions also have additional applications in operating systems and network security.  On December 2, 2009, we declared to the 3GPP (3rd Generation Partnership Project) that our U.S. and international patents are or may be essential to Long Term Evolution (LTE) and 4G wireless specifications. We believe that we will hold the majority of 4G essential patents related to Series 33 specifications that define security standards for LTE/4G and are prepared to license the use of our patents for incorporation into 4G related products such as chips, servers, smartphones, laptop computers, etc. Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC. SAIC is a FORTUNE 500® scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health.  We acquired this patent portfolio in 2006, and it now serves as the foundation of our planned licensing and service offerings.  We expect to derive the majority of our revenue from license fees and royalties associated with these patents.  We also intend to continue our research and development efforts to further strengthen and expand our patent portfolio, and over time, we plan to leverage this portfolio to develop a product suite that can be sold to enterprise customers and developers.

We intend to license our patents and our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.  The leaders in these markets include Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Juniper Networks, Inc., LM Ericsson Telephone Company, Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Electronics Co. Ltd. and Sony Ericsson Mobile Communications AB, among others.  On December 9, 2009, we announced the start of beta testing of our GABRIEL Connection Technology™. In this testing we intend to include invited beta users from outside the company. This phase of beta testing is expected to be completed around mid-year 2010.

We also intend to license our patent portfolio, technology and software, including our secure domain name registry service, to communication service providers as well as to system integrators.  We believe that the market opportunity for our software and technology solutions is large and expanding.  As part of our licensing strategy, in March 2008, we hired ipCapital Group, a leading advisor on licensing technology and intellectual property, to initiate discussions with several major potential licensees.  Since its founding in 1998, ipCapital Group has supported the licensing efforts of clients across a variety of technologies and markets, resulting in transactions representing several hundred million dollars of value.  On December 23, 2009, we signed a letter of intent with VeriSign, Inc. or VeriSign, under which VirnetX and VeriSign will collaborate to assess and evaluate the technical, market and commercial viability to jointly develop and provide mobile directory services and solutions using secure domain names or “PKI” certificate infrastructure consistent with VirnetX intellectual property. The letter of intent also provided for a “no shop” period until March 23, 2010, during which period the parties have agreed not to solicit or encourage proposals from any other person or entity regarding a similar strategic relationship. On March 24, 2010, we entered into an agreement with VeriSign to extend the binding exclusively period under the letter of intent until June 4, 2010. We continue to have discussions with other prospective customers/partners in our target markets outside the scope of the potential strategic relationship with VeriSign.

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

Fixed-Mobile Convergence

Fixed-mobile convergence is an environment where wired and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, WiMAX, WiFi, cellular and fixed.  We believe that the fixed-mobile convergence infrastructure equipment revenue will grow from approximately $9 million in 2006 to over $406 million in 2011, representing a CAGR of approximately 114%.  Additionally, according to a thought leadership paper entitled “Road to Full Convergence” published by Fixed-Mobile Convergence Alliance, or FMCA, an alliance of leading operators representing a customer base of over 850 million customers, consumers increasingly feel the need to be connected and have real-time access to media streams, blogs and breaking news.  During the past ten years, users have become increasingly technologically sophisticated and are now demanding greater functionality from the Internet.  Today, the Internet is used for commerce, social networking, online dating and a number of other forms of media-rich, real-time communication and collaboration.  Mobile devices like dual mode (cellular/WiFi) phones lie at the center of this transition and have become the device with the closest proximity and relationship to the user.  We believe that accessing a diversity of services from a single device, anytime and anywhere, and the ability to access the same services from a range of devices, is emerging as a key market requirement.  Worldwide total dual mode cellular/WiFi phone revenue was approximately $17 billion in 2006 and is expected to grow to approximately $76 billion in 2011, representing a CAGR of approximately 35%.  The strong projected growth for converged cellular/WiFi phones and related services in enterprise and consumer market segments represents a significant opportunity for VirnetX’s patent portfolio, technology, and software to become the industry standard for securing real-time communication.

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

On December 2, 2009, we declared to the 3GPP (3rd Generation Partnership Project) that our U.S. and international patents are or may be essential to Long Term Evolution (LTE) and 4G wireless specifications. We believe that we will hold the majority of 4G essential patents related to Series 33 specifications that define security standards for LTE/4G and are prepared to license the use of our patents for incorporation into 4G related products such as chips, servers, smartphones, laptop computers and similar products.

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

•
Secure domain name registrar service:  Customers, including service providers, telecommunication companies, ISPs, system integrators and OEMs will purchase a license to our secure domain name registrar service.  We provide the software suite and technology support to enable such customers to provision devices with secure domain names and facilitate secure connections between registered devices.  This suite includes the following server software modules:

•
Registrar server software:  Will enable customers to operate as a secure domain name registrar that provisions devices with secure domain names.  The registrar server software provides an interface for our customers to register new virtual private domains and sub-domain names.  This server module must be enrolled with the VirnetX secure domain name master registry to obtain its credentials before functioning as an authorized registrar.

•
Connection server software:  Will allow customers to provide connection services to enrolled devices.  The connection services include registration of presence information for authenticated users and devices, presence information query request services, enforcement of policies and support for communication with peers behind firewalls.

•
Relay server software:  Will allow customers to dynamically maintain connections and relay data to private IP addresses for network devices that reside behind firewalls. Secure domain name registrar service customers will enter into a technology licensing and revenue sharing agreement with VirnetX whereby we will typically receive an up-front licensing fee for the secure domain name registrar technology, as well as ongoing annual royalties for each secure domain name issued by the customer.

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

Our research and development team was the team responsible for inventing the patents that form the foundation of the technology we intend to license to OEMs and service providers globally.  This team has worked together for over ten years and, collectively, has over 120 years of experience in engineering and technology.  We intend to leverage this experience and continue investing in research and development and, over time, expect to strengthen and expand our patent portfolio, technology, and software.  While we are currently focused on securing real-time communications over the Internet and establishing the first and only secure domain name registry, we believe our existing and future intellectual property portfolio will extend to additional areas including, among others, network security and operating systems for fixed and mobile devices. On December 9, 2009, we announced the start of beta testing of our GABRIEL Connection Technology™. In this testing we intend to include invited beta users from outside the company. This phase of beta testing is expected to last approximately 6 months.

Customers

We are currently focused on commercializing our technology and are actively pursuing our first licensing agreements.  We intend to license our patents and our GABRIEL Connection TechnologyTM to original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. Notify Technology Corporation (OTC BB:NTFY), a San Jose (Calif.) based, 70 person, technology company offering wireless products and services has agreed to join our beta testing program.

We also intend to license our patent portfolio, technology and software, including our secure domain name registry service, to communication service providers as well as to system integrators. We are in the process of assessing and evaluating the technical, market and commercial viability of jointly developing and providing the mobile directory services and solutions using secure domain names and PKI certificate infrastructure with VeriSign, Inc.

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

We plan to directly market our domain name registry services to our service provider and system integrator customers.  On December 23, 2009, we signed a letter of intent with VeriSign, Inc., under which VirnetX and VeriSign will collaborate to assess and evaluate the technical, market and commercial viability to jointly develop and provide mobile directory services and solutions using secure domain names and PKI certificate infrastructure consistent with VirnetX intellectual property. The letter of intent also provided for a “no shop” period until March 23, 2010, during which period the parties have agreed not to solicit or encourage proposals from any other person or entity regarding a strategic relationship. On March 24, 2010, we entered into an agreement with VeriSign to extend the binding exclusively period under the letter of intent until June 4, 2010. ipCapital Group is also focused on building our marketing efforts with these potential customers.  Additionally, we hope to leverage our relationship with SAIC to extend our offering to departments and agencies within the federal government.  SAIC is a FORTUNE 500® scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health.

Once we begin generating revenue, we intend to build a sales force that will be responsible for managing accounts and pursuing licensing and sales opportunities with new customers.

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

•
A session border controller, or SBC, is a device used in networks to exert control over the signaling and media streams involved in establishing, conducting and terminating VoIP calls.  A traditional firewall or network address translation, or NAT, device typically block information like endpoint IP addresses and port numbers required by signaling protocols, such as SIP and XMPP, to reach and communicate with their intended destination. SBCs are used in physical networks to address these limitations and enable real-time session traffic to cross the boundaries created by firewalls and other NAT devices and enable VoIP calls to be established successfully.  However, SBCs must decrypt and analyze every single data packet for the information to be transmitted successfully, thereby preventing end-to-end encryption.  This network design results in SBCs becoming a single point of congestion on the network, as well as a single point of failure.  SBCs are also limited to the physical network they secure.

•
SIP firewalls, or SIP-aware firewalls, and application layer gateways, manage and protect the traffic, flow and quality of VoIP and other SIP-related communications.  They perform real-time network address translation, dynamic firewall functions, support multiple signaling protocols, and media functionality, allowing secure interconnection and the flow of IP media streams across multiple networks.  While SIP firewalls assist in analyzing SIP traffic transmitted over the corporate network to filter out various threats, they do not necessarily encrypt the traffic.  As a result, this traffic is not entirely secure from end-to-end nor is it protected against threats like man-in-middle and eavesdropping.

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

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, the information set forth on the United States Patent and Trademark Office, or the USPTO Website, shall not be deemed to be a part of or incorporated by reference into any such filings.  The Company does not warrant the accuracy, or completeness or adequacy of the USPTO Website, and expressly disclaims liability for errors or omissions on such website.

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

The U.S. government has controlled the authoritative domain name system, or DNS, root server since the inception of the Internet.  On July 1, 1997, the President of the United States directed the U.S. Secretary of Commerce to privatize the management of the domain name system in a manner that increases competition and facilitates international participation in its management.

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

Employees

As of December 31, 2009, we had 12 full-time employees.

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

Risks Related To Existing and Future Litigation

Our litigation against Microsoft is ongoing, and we expect such litigation and the appeals process to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

We have initiated two lawsuits against Microsoft: one in February 2007 and one in March 2010. On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks, or VPNs.  We seek damages and injunctive relief.  On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. We subsequently removed one of our patents from the case. On March 16, 2010, the jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents.  The jury also found that Microsoft’s patent infringement was willful.  We will request injunctive relief at a later date.  We expect Microsoft to appeal this decision and we will vigorously defend our rights in any appeal, but we cannot assure you that the litigation will result in a final outcome that is favorable to our company or our stockholders.

On March 17, 2010, we filed a new complaint against Microsoft alleging that Microsoft's Windows 7 and Windows Server 2008 R2 software products infringe two of our patents. We refer to the February 2007 and March 2010 lawsuits collectively in this Annual Report on Form 10-K as the Microsoft litigation. Similar to the lawsuit we filed against Microsoft in February 2007, we cannot assure you that the March 2010 lawsuit will result in a final outcome that is favorable to our company or our stockholders.

In addition to pursuing the commercialization of our GABRIEL Connection Technology™ and our portfolio of intellectual property, given the scope and importance of the Microsoft litigation to us, we expect to allocate a majority of our existing cash and any proceeds we may receive from the cash exercise of warrants issued in our January 2009 public offering and our September 2009 private placement transaction towards the fees and expenses associated with the Microsoft litigation.  Although we have entered into a fixed fee engagement with McKool Smith on June 9, 2009 to act as our lead counsel in connection with the Microsoft lawsuit filed in March 2007, we anticipate that the legal proceedings against Microsoft may continue for several years and may require significant expenditures for legal fees and other expenses. Although we view the McKool Smith fixed fee arrangement as a positive arrangement and one that will help us manage our expenses in connection with the litigation, we anticipate that our legal fees and other expenses associated with this litigation will be material and will negatively impact our financial condition and results of operations.  Such impact may result in our inability to continue our business or to pursue other business initiatives not associated with the Microsoft litigation.

The time and effort required of our management to effectively pursue the Microsoft litigation may adversely affect our ability to operate our business, since time spent on matters related to the lawsuit will take away from the time spent on managing and operating our business.  Microsoft has counterclaimed for declarations that the two patents are not infringed, are invalid and are unenforceable.  If Microsoft’s counterclaims are successful on appeal, or if they prevail in the lawsuit filed in March 2010, such outcomes may preclude our ability to commercialize our initial products.

While we believe Microsoft infringes our patents, we can provide no assurance that we will be successful in our lawsuit through appeal.

We believe that Microsoft infringes on certain of our patents, but obtaining and collecting a judgment against Microsoft may be difficult or impossible.  Patent litigation is inherently risky and the outcome is uncertain.  Microsoft is a large, well-financed company with substantially greater resources than us.  We believe that Microsoft will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid and are unenforceable.  At this time, we cannot predict the final outcome of this litigation.

We are devoting a substantial amount of our financial and management resources to the Microsoft litigation, and if we are unsuccessful in this lawsuit, our financial condition may be adversely affected, and we may not survive.

Currently, we are devoting substantial time, effort and financial resources to the Microsoft litigation.  We are a development stage company with no finished product, and, although our business strategy is focused primarily on bringing patented products to market, our business strategy also depends greatly on collecting on our judgment before our financial resources are depleted.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, we may not have enough financial resources to continue our operations.

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

We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we increase our expenditures for:

•	our Microsoft litigation;

•	infrastructure;

•	sales and marketing;

•	research and development;

•	personnel; and

•	general business enhancements.

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

In December 2009, Microsoft submitted a reexamination request to the USPTO to challenge the validity of two of our patents at issue in connection with the Microsoft litigation. In January 2010, the USPTO confirmed the validity of certain claims, while taking "non-final action" on other of Microsoft's claims. We are in the process of responding to the non-final action, and the process is ongoing.

Regardless of whether these or any future claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs, could jeopardize or substantially delay a successful outcome in our Microsoft litigation or any future litigation, and could divert resources away from our other activities.  In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products.  In addition to challenges against our existing patents, any of the following could also reduce the value of our intellectual property now, or in the future:

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

•
the validity of certain claims of certain of our patents underlying our licensing opportunity currently being challenged in our litigation against Microsoft, and by Microsoft, through the USPTO reexamination process.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that VirnetX did not incur as a private company.  The laws, rules and regulations governing public companies to increase our legal and financial compliance costs and make some activities more time-consuming and costly, and these costs could be material to us.

Failing to maintain the effectiveness of our internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline.

In the future, our management may identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, as part of our periodic reporting obligations. Such deficiencies could include those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain an independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls ineffective if we are unable to remediate on a timely basis. If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports which could cause our stock price to decline.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of December 31, 2009, we had outstanding warrants to purchase an aggregate of 12,271,946 shares of common stock, including (i) the warrant to purchase 300,000 shares of common stock issued to the underwriter of our December 2007 sale of common shares and warrants, (ii) the warrants to purchase 1,235,000 shares of common stock at an exercise price of $2.00 per share issued pursuant to our January 2009 sale of common shares and warrants (which were all exercised and/or expired in March 2010), (iii) the warrants to purchase 1,235,000 shares of common stock at an exercise price of $3.00 per share issued pursuant to our January 2009 sale of common shares and warrants, (iv) the warrants to purchase 1,235,000 shares of common stock at an exercise price of $4.00 per share issued pursuant to our January 2009 sale of common shares and warrants, (v) the warrant to purchase 220,000 shares of common stock at an exercise price of $1.80 per share issued to the underwriter of our January 2009 sale of common shares and warrants, (vi) the warrants to purchase 3,246,959 shares of common stock underlying the Series I Warrants issued pursuant to our September 2009 private placement transaction, (vii) the warrants to purchase up to 2,419,023 shares of common stock underlying the Series II Warrants issued pursuant to our September 2009 private placement transaction (all of which automatically expired unexercised in January 2010), and (viii) the warrants to purchase up to 2,380,942 shares of common stock underlying the Series III Warrants issued pursuant to our September 2009 private placement transaction (all of which were exercised in February 2010).  To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.  Additionally, the issuance of up to 7,553,700 shares of common stock issuable upon exercise of vested stock options and other awards outstanding as of December 31, 2009 pursuant to our incentive plan will further dilute our existing stockholders’ voting interest.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile. Over the past year the market price of our common stock has experienced significant fluctuations.  Between June 30, 2008 and December 31, 2009, the reported last sale price for our common stock has ranged from $7.06 to $1.06 per share.  With such volatility, there can be no assurance that we will remain qualified to be listed on NYSE Amex.

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

As of December 31, 2009, our executive officers and directors beneficially owned an aggregate of 10,297,935 shares, or approximately 26% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy impacts our ability to raise needed capital and enter into customer agreements.  These slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further.  Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations.  If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition, and results of operations may be significantly negatively affected.

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

Item 3.  Legal Proceedings.

We believe Microsoft Corporation is infringing certain of our patents.  Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007, the February 2007 lawsuit, by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division.  Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents:  U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.”  On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent:  U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.”  We are seeking both damages and injunctive relief.  Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007.  Microsoft counterclaimed for declarations that our patents are not infringed, are invalid and are unenforceable.  Microsoft seeks an award of its attorneys’ fees and costs.  We filed a reply to Microsoft’s counterclaims on May 24, 2007. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.  On March 31, 2008, Microsoft filed a motion to dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008.  Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.  On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator.  A Markman hearing on claim construction was conducted on February 17, 2009.  We then removed one of our patents from the case. On March 16, 2010, the jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents.  The jury also found that Microsoft’s patent infringement was willful.  We will request injunctive relief at a later date.  We expect Microsoft to appeal this decision and will vigorously defend our rights in any appeal.

In addition to the February 2007 lawsuit, we filed a new complaint on March 17, 2010, or the March 2010 lawsuit, alleging infringement by Microsoft of U.S. Patent Nos. 6,502,135 and 7,188,180 by Microsoft Windows 7 and Windows Server 2008 R2 software products. We refer to the March 2010 lawsuit and the February 2007 lawsuit collectively as the Microsoft litigation, or the litigation against Microsoft.

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

Although we believe Microsoft infringes certain of our patents and have received a favorable verdict from the jury on March 16, 2010, and we intend to continue to vigorously prosecute the Microsoft litigation, we cannot predict the final outcome of the Microsoft litigation with any degree of reasonable certainty.  Additionally, the Microsoft litigation and appeals process will be costly and time-consuming, and we can provide no assurance that we will ultimately collect on any judgment against Microsoft for damages and/or obtain injunctive relief.

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

In addition to the legal proceedings discussed above, in December 2009, Microsoft submitted a reexamination request to the USPTO to challenge the validity of certain claims on certain of our patents at issue in connection with the Microsoft litigation.  In January 2010, the USPTO confirmed the validity of certain claims, while taking “non-final action” on other of Microsoft’s claims.  We are in the process of responding to the non-final action, and the process is ongoing.

Item 4.  Reserved.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE Amex Stock Exchange. Before the New York Stock Exchange acquired the American Stock Exchange in 2008, our common stock had traded under the “VHC” symbol on the American Stock Exchange since December 26, 2007.  Before then our common stock traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbols “VNXH,” and “PASW.”  Those common stock warrants that we issued in our January 2009 public offering that are still outstanding trade under the symbols “VHCOZ” and “VHCOL” on the OTC Bulletin Board.

The following table shows the price range of our common stock, as reported on the OTC Bulletin Board, the American Stock Exchange or the NYSE Amex Stock Exchange, as applicable, for each quarter ended during the last two fiscal years.

Quarter Ended	High	Low
3/31/08	$6.95	$4.26
6/30/08	$7.06	$3.50
9/30/08	$4.07	$1.26
12/31/08	$2.98	$0.89
3/31/09	$1.49	$1.06
6/30/09	$1.79	$1.10
9/30/09	$3.52	$1.22
12/31/09	$3.90	$1.95

The closing price of our common stock on the NYSE Amex Stock Exchange on March 19, 2010 was $5.60 per share.

Holders

As of March 19, 2010, we had 69 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On April 17, 1998, when we operated under the name PASW, Inc., we adopted an equity incentive program. Under this program, we may grant incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and rights to acquire restricted stock to employees, directors and consultants (except for incentive stock options which may only be granted to employees). The number of shares of common stock initially reserved for issuance under this program was 150,580 shares post-split. As of December 31, 2009, there were no outstanding options or rights under this program and we do not intend to grant any equity incentives in the future under this plan.

In connection with the merger between VirnetX Holding Corporation and VirnetX, our Board of Directors approved our adoption of the VirnetX 2005 Stock Plan, as amended, to cover grants of stock options and stock purchase rights to our employees and consultants. Our Board of Directors renamed this stock plan the VirnetX Holding Corporation 2007 Stock Plan. The total number of shares of our common stock reserved for issuance under the VirnetX Holding Corporation 2007 Stock Plan is 11,624,469, of which as of December 31, 2009, there were 1,417,229 shares remaining available for future grants.  To the extent that any award granted under the 2007 Stock Plan should expire, become unexercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2007 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	5,785,790	2.57	1,417,229
Equity compensation plans not approved by security holders	—		—
Total	5,785,790	2.57	1,417,229

On February 24, 2010 the Compensation Committee approved an additional 315,250 options to the employees of VirnetX Inc. This leaves 1,101,979 shares remaining available for future grants as of February 24, 2010.

Recent Sales of Unregistered Securities

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 per share (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction) (the “Series I Warrants”), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment as described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”) and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).    We filed this registration statement on Form S-1 (File No. 333-162145) to cover the common stock issued and the shares of common stock issuable upon exercise of the Warrants.

The Series I Warrants are rights to purchase an aggregate of approximately 3,246,959 shares of the Company’s common stock over a 5-year term at an exercise price equal to 125% of the price per share paid in the private placement  (i.e., $3.93 per share), subject to antidilution protection that could reduce the exercise price to 100% of the closing price on September 2, 2009 (i.e., $3.17 per share) if the Company completes other financings while the Series I Warrants are outstanding at a price per share less than the exercise price per share of the Series I Warrants.  The Series I Warrants were not exercisable until six months following the closing of the private placement and expire on fifth anniversary of the closing of the private placement.  Aside from the antidilution adjustment associated with the exercise price premium, the Series I Warrants are not subject to any further adjustments with respect to the exercise price or number of shares covered. In connection with the September 2009 private placement, we issued one of the Series I Warrants to purchase 238,094 shares of our common stock with an exercise price of $3.93 per share to the placement agent in the private placement.  The warrant issued to the placement agent in September 2009 will expire 5 years after issuance.

 The Series II Warrants provided the investors pricing protection for the private placement with a floor price of $1.25 per share.  In the event the market price of our common stock declined between the closing of the private placement and the earlier of (i) the date the registration statement was declared effective and (ii) the date Rule 144 became available for resale of the Shares (i.e., generally 6 months after the closing of the private placement) (such date that is the earlier of clause (i) and (ii) above is referred to in this registration statement as the “Warrant Exercise Date”), the Series II warrants would be automatically exercised on a cashless exercise basis and a number of additional shares would be issued to the investors who participated in the private placement in order to effectively reduce the per share purchase price paid in the private placement to the greater of (i) 80% of the 15-day volume weighted average trading price per share of the Company’s common stock immediately following the Warrant Exercise Date and (ii) $1.25 per share.  As such, the greatest number of shares that could be issued pursuant to the Series II Warrants was approximately 2,419,045 shares.  At the Warrant Exercise Date, the Series II Warrants would either be automatically exercised on a cashless exercise basis if the Company’s stock price was lower at the Warrant Exercise Date as described above, or they would expire unexercised.  The adjustment associated with the Series II Warrants did not affect either the exercise price or number of shares covered by either the Series I Warrants or the Series III Warrants. On January 14, 2010 the Series II Warrants expired unexercised and terminated without any additional shares being issued to the private placement investors.

At the Warrant Exercise Date, the Series III Warrants provided the investors a 60-day right to purchase an additional $6.0 million of common stock from the Company at $2.52 per share.  The Series III Warrants were not subject to any adjustments with respect to the exercise price or number of shares covered.  As of February 20, 2010, all Series III Warrants have been exercised in full.

The descriptions of the Series I Warrant, the Series II Warrant, the Series III Warrant, and the placement agent warrant in this registration statement are summaries only and are qualified in their entirety by reference to Exhibits 4.1, 4.2, and 4.3 filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Performance Graph

The stock price performance reflected on this graph is not necessarily indicative of future stock price performance.

	12/04	12/05	12/06	12/07	12/08	12/09

VirnetX Holding Corporation	$100.00	$120.00	$290.00	$1960.00	$193.33	$980.00
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
RDG Technology Composite	100.00	102.13	111.45	127.27	71.89	115.97

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

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	Period From August 5, 2005 (Date of Inception) to December 31, 2005
Consolidated Statement of Operations Data:
Revenue	$26,306	$133,744	$74,866	$0	$0
Operating expenses	13,114,131	12,355,332	8,725,210	1,407,675	882,478
Net loss	(13,082,751)	(12,072,180)	(8,692,164)	(1,401,339)	(882,478)
Loss per share	$(.35)	$(.35)	$(.36)	(.08)	$(.06)
Consolidated Balance Sheet Data
Cash and cash equivalents	$2,011,470	$457,155	$8,589,447	$139,997	$86,552
Total assets	2,241,605	978,982	9,279,166	195,123	147,722
Long-term obligation	120,000	160,000	204,000	0	0
Stockholders’ equity (deficit)	(2,396,720)	$(894,351)	$8,495,376	$107,737	$(82,278)

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

Developments from the Year Ended December 31, 2009

On January 30, 2009, we closed an underwritten public offering of 2,470,000 shares of our common stock at $1.50 per share. As further described in the prospectus for the offering filed on EDGAR (File No. 333-153645), for each share purchased in the offering, an investor received registered warrants to purchase 0.5 shares of our common stock at $2.00 per share, 0.5 shares of our common stock at $3.00 per share and 0.5 shares of our common stock at $4.00 per share. These warrants were listed for trading on the OTC Bulletin Board under the symbols “VHCOW”, “VHCOZ”, and “VHCOL”, respectively.  We also issued warrants to purchase 220,000 shares of common stock at an exercise price of $1.80 per share to the underwriter of our January 2009 offering.  The offering raised proceeds of $3.7 million before fees and expenses, and $3.3 million net of fees and expenses.

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

On June 9, 2009, we entered into an engagement letter with McKool Smith, confirming McKool as our lead counsel in the February 2007 lawsuit against Microsoft Corporation. McKool has agreed to represent us in the Microsoft Litigation for a fixed fee of $3 million and a contingency fee of 8% of the litigation proceeds. In the event of a judgment or settlement below an agreed upon amount (designed to approximate the total legal fees associated with the matter), McKool’s fixed fee will be limited to the actual time spent by McKool, up to a maximum of $3 million, plus the contingency fee of 8% of the litigation proceeds. McKool’s out-of-pocket expenses are not capped pursuant to the engagement letter but are estimated to be approximately $1 million.  Subsequently, with our permission, McDermott Will & Emery filed a motion to withdraw as our counsel from this case, which was granted by the court on July 8, 2009.  A copy of the engagement letter with McKool is attached as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  We have submitted a request for confidential treatment for certain portions of the engagement letter.  Those portions have been redacted and have been provided separately to the Securities and Exchange Commission.

On June 26, 2009, we filed an unopposed motion with the United States District Court for the Eastern District of Texas for an order granting an approximate ninety day continuance of the trial and to enter a new docket control order in the ongoing patent infringement litigation with Microsoft Corporation.  This order was granted on June 30, 2009 and the new trial date was set for March 8, 2010.

On July 19, 2009, the NYSE Amex LLC (the “Exchange”) notified us that it had accepted our previously submitted plan of compliance and, pursuant to the plan, had granted us an extension to regain compliance with the Exchange’s continued listing standards.  In addition to approving the plan, the Exchange determined that we are not currently subject to the stockholders’ equity requirements, given our compliance with certain alternative listing standards relating, among other things, to our current market capitalization.  Nonetheless, the Exchange continued to believe that it would be necessary and appropriate for us to take certain actions to strengthen our financial condition. As a result, the Exchange granted us an extension until October 30, 2009 to regain compliance with the financial condition continued listing standard.

On July 30, 2009, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in the Microsoft litigation in connection with the Markman hearing on claim construction that was held on February 19, 2009.

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $2.52 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase approximately an additional 2,380,942 shares of our common stock with an exercise price of $3.93 per share subject to adjustment, (ii) Series II warrants to purchase up to approximately an additional 2,419,023 shares of our common stock, subject to adjustment, with an automatic cashless exercise basis with an exercise price of $0.01 per share and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share.  A registration statement on Form S-1 (File No. 333-162145) was taken effective on December 22, 2009 covering the registration of the common stock and warrants to purchase shares of common stock issued pursuant to this private placement transaction.

On October 9, 2009, we received a letter from the Exchange stating that, based upon a review of publicly available information, we had resolved the continued listing deficiencies referenced in the Exchange’s letter dated April 30, 2009.  The Exchange noted that our continued listing eligibility will continue to be assessed on an ongoing basis.  We are now subject to the provisions of Section 1009(h) of the Exchange’s Company Guide that states that if we, within 12 months of October 30, 2009, are again determined to be below the continued listing standards, the Exchange staff may take appropriate action, which, depending upon the circumstances, may include providing us with an opportunity to submit a plan to the Exchange advising the Exchange of action we have taken, or will take, that would bring us into compliance with the continued listing standards, or the Exchange may  initiate delisting proceedings, which could result in our common stock being delisted from the Exchange.

On December 23, 2009, we signed a letter of intent with VeriSign, Inc., or VeriSign, under which VirnetX Inc. and VeriSign will collaborate to assess and evaluate the technical, market and commercial viability to jointly develop and provide mobile directory services and solutions using secure domain names and PKI certificate infrastructure consistent with VirnetX Inc. intellectual property. The letter of intent also provided for a “no shop” period until March 23, 2010, during which period the parties have agreed not to solicit or encourage proposals from any other person or entity regarding a strategic relationship.

Recent Developments

On January 14, 2010, the Series II Warrants expired unexercised and terminated without any additional shares of common stock being issued to private placement investors.

On February 24, 2010, we announced that all Series III Warrants issued had been exercised in full and we issued 2,380,942 shares of our common stock. The aggregate cash exercise proceeds from the Series III Warrants totaled $6,000,000.  After payment of fees and commissions, we received net proceeds of approximately $5,400,000.

On February 24, 2010, we exercised in full our rights to call the $2.00 warrants issued by us in connection with our 2009 public offering. Those warrants expired in their entirety unless earlier exercised on March 11, 2010. The aggregate cash exercise proceeds from the $2.00 warrants if exercised in full would total $2,470,000. After payment of fees and commissions, we expect to receive net proceeds of approximately $2,335,000. As of March 12, 2010, we had received proceeds in the amount of $2,000,000.

On March 16, 2010, a jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents. The jury also found that Microsoft's patent infringement was willful.

On March 17, 2010, we filed a new complaint against Microsoft alleginig infringement of our U.S. Patent Nos. 6,502,135 and 7,188,180 by Microsoft's Windows 7 and Windows Server 2008 R2 software products.

On March 24, 2010, we entered into an agreement to extend a letter of intent with VeriSign, under which VirnetX intends to work with VeriSign to create a technical pilot for providing services that could include VirnetX’s exclusive secure domain name registry and managed connection and relay services along with providing a complete PKI solution for VirnetX’s secure domain name initiative.  This falls under the original December 23, 2009, letter of intent objectives to collaborate in the development of mobile directory services and solutions using secure domain names and PKI certificate infrastructure.  The strategic relationship contemplated by the letter of intent remains subject to, among other things, the negotiation, execution and delivery of definitive agreements.  The letter of intent also provides for a binding exclusivity period until June 4, 2010, during which period the parties have agreed not to solicit or encourage proposals from any other person or entity regarding a strategic relationship, the primary purpose thereof is to assess and evaluate the technical, market and commercial viability to jointly develop and provide the services contemplated by the letter of intent.

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

Stock-Based Compensation

We account for share-based compensation in accordance with the fair value method, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  Using the modified retrospective transition method of adopting this standard, the financial statements presented herein reflect compensation expense for stock-based awards as if the provisions of this standard had been applied from the date of our inception.

In addition, we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity investments issued as they vest over the performance period.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The guidance must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying the guidance at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  The accounting for uncertainty in income taxes was effective for the first quarter of 2008.  The adoption of accounting for uncertainty in income taxes did not have an impact to the Company’s financial statements.

In September 2006, the FASB established a framework for measuring fair value in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and expanded disclosure about fair value measurements including valuing securities in markets that are not active.  The Company adopted the framework for measuring fair value effective January 1, 2009 with the exception of the application of the framework to non-recurring, non-financial assets and non-financial liabilities.  The adoption of the framework for measuring fair value did not have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  These requirements were effective for fiscal years beginning after November 15, 2008. The Company adopted the amended and expanded disclosure requirements for derivatives instruments and hedging activities as of January 1, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance requiring that unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share.  This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009, and required those disclosures in summarized financial information at interim reporting periods.  The Company adopted the new disclosure guidance over fair value of financial instruments, and adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”).  Under the new guidance, entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected.  The guidance is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of this new guidance as of June 1, 2009, and adoption did not have a material effect on our consolidated financial statements.  The Company evaluated subsequent events through March 26, 2010.

In June 2009, the FASB established the Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification was adopted as of August 31, 2009.  Adoption did not have a material effect on the Company’s consolidated financial statements.

Operations

Revenue — Royalties

Revenue generated for the twelve months ended December 31, 2009 was $26,306 compared to $208,610 during the period from July 5, 2007 (the closing date of the merger between us and VirnetX, Inc.) to December 31, 2008.  Our revenue in 2009 was solely limited to the royalties earned under a single license agreement through our Japanese subsidiary.  We expect the revenue from this license to decrease substantially in the future.  We do not intend to enter into additional licenses or generate significant revenue through our Japanese subsidiary.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Our research and development expenses increased from $56,000 for the period from August 2, 2005 (date of inception) to December 31, 2005, to $554,187 for 2006 to $684,316 for 2007 to $845,324 for 2008, and to $864,058 for 2009, primarily as a result of increased engineering activities for product development.  We expect research and development expenses to increase as employees are hired to provide in-house research and development.  Because we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline over time.

General and Administrative Expenses

General and administrative expenses include management and administrative personnel costs, as well as costs of outside legal, accounting, and consulting services.

Our general and administrative expenses increased from $826,478 for the period from August 2, 2005 (date of inception) to December 31, 2005, to $853,488 for 2006 to $8,040,894 for 2007, to $11,510,008 for 2008, and to $12,250,073 for 2009.

Within general and administrative expenses, professional fees, primarily legal fees, increased from $12,481 in the period from August 2, 2005 (date of inception) to December 31, 2005 to $133,199 in 2006 to $5,286,525 in 2007 to $5,798,534 in 2008 and to $6,941,726 in 2009.  The fees were incurred to pursue the litigation with Microsoft, assist in the merger between VirnetX, Inc. and VirnetX Holding Corporation, audit the financial statements, assist in obtaining financing and potential contract negotiations and in general corporate matters. Although we view the McKool Smith fixed fee arrangement as a positive arrangement and one that will help us manage our expenses in connection with the Microsoft litigation, we anticipate that our legal fees and other expenses associated with this litigation will be material and will negatively impact our financial condition and results of operations.

Also within general and administrative, compensation expenses increased from $799,920 in the period from August 2, 2005 (date of inception) to December 31, 2005, to $613,757 in 2006, $2,152,000 in 2007, $2,682,431 in 2008 and $3,031,717 in 2009.  Compensation expenses were higher in 2005 compared to 2006 due to the higher proportion of stock based compensation expense in 2005.  The increases from 2006 to 2009 in compensation expenses are due principally to stock-based compensation expense related to stock options granted to our employees and directors and an increase in the number of our employees as we added resources to comply with financial reporting requirements.

Other general and administrative expenses increased from $14,077 in the period from August 2, 2005 (date of inception) to December 31, 2005 to $106,532 in 2006 to $602,639 in 2007, to $3,029,043 in 2008 and decreased to $2,276,630 for 2009, as we incurred costs related to building our infrastructure and litigation support.  We also incurred additional general and administrative expenses in connection with the implementation of a directors and officers’ insurance policy and certain other costs. The decrease in 2009 in due primarily to reduced cost in public relations, outsourced services, printing and other costs.

 Liquidity and Capital Resources

We are in the development stage and have raised capital since our inception through the issuance of our equity securities.  As of December 31, 2009, we had a working capital deficiency of approximately $2,456,000 and approximately $2,000,000 in cash. Subsequent to year end through March 11, 2010, we have received approximately $7,400,000 from the exercise of warrants. We have used the net proceeds to fund our operations and provide working capital for general corporate purposes.

We expect to finance future cash needs primarily through proceeds from equity or debt financings, loans, joint ventures, and/or collaborative agreements with corporate and strategic partners. We also intend to license our patent portfolio, technology and software, including our secure domain name registry service.

We expect to derive the majority of our revenue from license fees and royalties associated with our patent portfolio, technology and software.

We anticipate that our existing cash and cash equivalents, including the proceeds from the completed exercises of warrants noted above are insufficient to fund our operations for longer than through the end of our third quarter of 2010.

       During 2009, our cash flow used in operations was $6,944,000 or an average of approximately $579,000 per month. During the fourth quarter of 2009, our cash balance used in operations increased on average to $636,000 per month. With our 2010 average monthly cash requirement including the impact of a reduction of our working capital deficit at December 31, 2009, we expect our average monthly cash flow used in operations in 2010 will be modestly greater than in 2009.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

       Not applicable

Off-Balance Sheet Arrangements

       On June 9, 2009, we entered into an engagement letter with McKool Smith, confirming McKool as our lead counsel in the February 2007 lawsuit against Microsoft Corporation. McKool has agreed to represent us in the Microsoft litigation for a fixed fee of $3 million and a contingency fee of 8% of the litigation proceeds. In the event of a judgment or settlement below an agreed upon amount (designed to approximate the total legal fees associated with the matter), McKool’s fixed fee will be limited to the actual time spent by McKool, up to a maximum of $3 million, plus the contingency fee of 8% of the litigation proceeds. McKool’s out-of-pocket expenses are not capped pursuant to the engagement letter but are estimated to be approximately $1 million.  A copy of the engagement letter with McKool is attached as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  We submitted a request for confidential treatment for certain portions of the engagement letter.  Those portions have been redacted and have been provided separately to the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets of VirnetX Holding Corporation for the years ended December 31, 2009 and December 31, 2008	44
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2009 and December 31, 2008 and for the period from August 2, 2005 (date of inception) to December 31, 2009	45
Consolidated Statements of Stockholders’ Equity (Deficit) of VirnetX Holding Corporation for the years ended December 31, 2009 and December 31, 2008 and for the period from August 2, 2005 (date of inception) to December 31, 2009	46
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2009 and December 31, 2008 and for the period from August 2, 2005 (date of inception) to December 31, 2009	47
Notes to Financial Statements of VirnetX Holding Corporation	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”; a development stage enterprise) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 and the period from August 2, 2005 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from August 2, 2005 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2010 expressed an unqualified opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate significant revenues and has a working capital deficiency of approximately $2,456,000 at December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern without raising additional equity, debt or other financing to fund operations.  Management's  plans in regard to these  matters  are  described  in  the  notes  to  the  Consolidated  Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Granada Hills, California
March 26, 2010

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,011,470	$457,155
Accounts receivable	6,842	1,154
Prepaid expenses and other current assets	43,863	189,847
Total current assets	2,062,175	648,156
Property and equipment, net	23,430	32,565
Intangible and other assets	156,000	204,000
Deferred offering costs	—	94,261
Total assets	$2,241,605	$978,982
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,478,325	$1,669,333
Current portion of long-term obligation	40,000	44,000
Total current liabilities	4,518,325	1,713,333
Long-term obligation, net of current portion	120,000	160,000
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2009 and 2008, respectively
Issued and outstanding: 0 shares at December 31, 2009 and 2008, respectively
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2009 and 2008, respectively
Issued and outstanding: 39,750,927 shares and 34,899,985 shares, at December 31, 2009 and 2008, respectively	3,975	3,489
Additional paid-in capital	33,730,217	22,150,321
Deficit accumulated during the development stage	(36,130,912)	(23,048,161)
Total stockholders’ equity (deficit)	(2,396,720)	(894,351)
Total liabilities and stockholders’ equity (deficit)	$2,241,605	$978,982

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative from August 2, 2005 (Date of Inception) to December 31, 2009
Revenue — Royalties	$26,306	$133,744	$234,916
Operating expenses:
Research and development	864,058	845,324	3,003,885
General and administrative	12,250,073	11,510,008	33,480,941
Total operating expenses	13,114,131	12,355,332	36,484,826
Loss from operations	(13,087,825)	(12,221,588)	(36,249,910)

Interest and other income, net	5,074	149,408	118,998
Net loss	$(13,082,751)	$(12,072,180)	$(36,130,912)
Basic and diluted loss per share	$(.35)	$(.35)
Weighted average shares outstanding	37,911,340	34,875,471

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Deficit
							Accumulated	Total
					Additional	Due from	During	Stockholders’
	Series A Preferred Stock		Common Stock		Paid-in	Stock-	Development	Equity
	Shares	Amount	Shares	Amount	Capital	holder	Stage	(Deficit)
Balance at inception (August 2, 2005)	—	—	—	—	—	—	—	—
Common stock issued to founders	—	—	13,285,107	1,329	(1,129)	—	—	200
Proceeds from issuance of restricted stock to employees at $0.0001 per share in October 2005	—	—	3,321,277	332	(252)	—	—	80
Stock-based compensation from restricted stock	—	—	—	—	799,920	—	—	799,920
Net loss	—	—	—	—	—	—	(882,478)	(882,478)
Balance at December 31, 2005	—	—	16,606,384	1,661	798,539	0	(882,478)	(82,278)

Proceeds from issuance of preferred stock at $1.00 per share in February 2006, net of issuance cost of $26,375	1,404,000	1,377,625	—	—	—	—	—	1,377,625
Proceeds from issuance of restricted stock to employees at $0.01 per share in March and October 2006	—	—	975,625	97	1,953	(150)	—	1,900
Stock-based compensation: restricted stock	—	—	—	—	130,210	—	—	130,210
Stock-based compensation: employee stock options	—	—	—	—	81,619	—	—	81,619
Net loss	—	—	—	—	—	—	(1,401,339)	(1,401,339)
Balance at December 31, 2006	1,404,000	1,377,625	17,582,009	1,758	1,012,321	(150)	(2,283,817)	107,737
Proceeds from exercise of options	—	—	124,548	12	29,988	—	—	30,000
Shares issued for merger	—	—	1,665,800	167	—	—	—	167
Debt converted to stock, net	—	—	2,016,016	202	1,499,648	150	—	1,500,000
Stock issued for cash at $.75 per share, net	—	—	4,000,000	400	2,953,249	—	—	2,953,649
Stock issued for cash at $4.00 per share, net	—	—	3,450,000	345	11,776,773	—	—	11,777,118
Stock-based compensation	—	—	—	—	818,869	—	—	818,869
Preferred stock converted to common stock	(1,404,000)	(1,377,625)	5,828,841	583	1,377,042	—	—	—
Net loss	—	—	—	—	—	—	(8,692,164)	(8,692,164)
Balance at December 31, 2007	—	—	34,667,214	3,467	19,467,890	—	(10,975,981)	8,495,376
Cashless exercise of warrants	—	—	232,771	22	—	—	—	22
Stock-based compensation	—	—	—	—	2,682,431	—	—	2,682,431
Net loss	—	—	—	—	—	—	(12,072,180)	(12,072,180)
Balance at December 31, 2008	—	—	34,899,985	$3,489	$22,150,321	—	$(23,048,161)	$(894,351)
Stock issed for cash at $1.50 per share, net			2,470,000	247	3,273,416			3,273,663
Stock issued for cash at $2.52 per share, net			2,380,942	239	5,400,001			5,400,240
Deferred offering costs					(125,238)			(125,238)
Stock-based compensation					3,031,717			3,031,717
Net loss							(13,082,751)	(13,082,751)
Balance at December 31, 2009	—	—	39,750,927	$3,975	$33,730,218	—	$(36,130,912)	$(2,396,720)
The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative Period from August 2, 2005 (Date of Inception) to December 31, 2009
Cash flows from operating activities:
Net loss	$(13,082,751)	$(12,072,180)	$(36,130,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,031,717	2,682,431	7,544,766
Depreciation and amortization	63,113	68,623	158,034
Changes in assets and liabilities:
Receivables and other current assets	140,296	119,799	(160,200)
Other assets	94,263		94,263
Accounts payable and accrued liabilities	2,808,992	1,137,751	4,478,533
Net cash used in operating activities	(6,944,370)	(8,063,576)	(24,015,516)
Cash flows from investing activities:
Purchase of property and equipment	(5,980)	(20,716)	(84,427)
Cash acquired in acquisition	—	—	14,009
Net cash used in investing activities	(5,980)	(20,716)	(70,418)
Cash flows from financing activities:
Issuance of notes payable	—	—	250,000
Repayment of notes payable	—	—	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,147,625
Proceeds from issuance of restricted stock	—	—	2,180
Proceeds from advance from preferred stockholders	—	—	230,000
Proceeds from exercise of options	—	—	30,000
Proceeds from convertible debt	—	—	1,500,000
Payment of royalty obligation less imputed interest	(44,000)	(48,000)	(92,000)
Proceeds from sales of common stock	8,548,665	---	23,279,599
Net cash provided by (used in) financing activities	8,504,665	(48,000)	26,097,404
Net increase (decrease) in cash and cash equivalents	1,554,315	(8,132,292)	2,011,470
Cash and cash equivalents, beginning of period	457,155	8,589,447	—
Cash and cash equivalents, end of period	$2,011,470	$457,155	$2,011,470
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$2,173	$9,201	$12,174
Cash paid during the year for interest	$6,000	$5,622	$53,252
Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$—	$—	$230,000
Royalty obligation assumed to obtain intangible assets	$—	$—	$252,000

The accompanying notes are an integral part of these consolidated financial statements.

VirnetX Holding Corporation
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
_______________

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

Under generally accepted accounting principles in the United States, the accompanying financial statements  have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007.  Accordingly, the accompanying statement of operations include the operations of VirnetX, Inc. from August 2, 2005 to December 31, 2009 and the operations of PASW, Inc. from July 5, 2007 to December 31, 2009.  The historical share activity of VirnetX, Inc. has been retroactively restated to account for the 12.454788 to one exchange rate which was applicable to certain convertible instruments as explained in Note 10 and Note 11 and for our one for three reverse stock split which was implemented on October 29, 2007.

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

These financial statements have been prepared on the basis that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At December 31, 2009, we had a deficit accumulated in the development stage of approximately $36,131,000 and a working capital deficit of approximately $2,456,000. With our 2010 average monthly cash requirement including the impact of a reduction of our working capital deficit at December 31, 2009, we expect our cash used in operations in 2010 will be modestly greater than in 2009. As a result, despite receiving approximately $7,400,000 from the exercise of warrants in February and March 2010, management is still anticipating incurring net losses, continued negative cash flows from operations and a persistence of a working capital deficit during 2010.  These conditions and the uncertainty of the Microsoft litigation raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin 104.  We are a licensor of software and generate revenue primarily from the one-time sales of licensed software.  Generally, revenue is recognized upon shipment of the licensed software.  For multiple element license arrangements, the license fee is allocated to the various elements based on fair value.  When a multiple element arrangement includes rights to a post-contract customer support, the portion of the license fee allocated to each function is recognized ratably over the term of the arrangement.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at one financial institution in the United States. Deposits held with this financial institution may exceed the amount of insurance provided on such deposits.  The balances are insured by the Federal Deposit Insurance Corporation as of the date of this report up to $250,000.  During the year ended December 31, 2009 we had, at times, funds that were uninsured.  The uninsured balance at December 31, 2009 was in excess of $1,310,000.  We have not experienced any losses on our deposits of cash and cash equivalents.

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

Effective January 1, 2007, we have adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes using the prospective method allowed by FIN 48.  The adoption of FIN 48 did not have a material impact on our financial statements.

Fair Value of Financial Instruments

Carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, notes payable, and accrued liabilities approximate their fair values due to their short maturities.  The carrying amount of our minimum royalty payment obligation approximates fair value because it is recorded at a discounted calculation.

Stock-Based Compensation

Our accounting for share-based compensation is in accordance with the fair value method which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock-options based on estimated fair values.  Using the modified retrospective transition method of adopting this standard, the financial statements presented herein reflect compensation expense for stock-based awards as if the provisions of this standard had been applied from the date of inception.

In addition, as required we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The guidance must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying the guidance at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  The accounting for uncertainty in income taxes was effective for the first quarter of 2008.  The adoption of accounting for uncertainty in income taxes did not have an impact to the Company’s financial statements.

In September 2006, the FASB established a framework for measuring fair value in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and expanded disclosure about fair value measurements including valuing securities in markets that are not active.  The Company adopted the framework for measuring fair value effective January 1, 2009 with the exception of the application of the framework to non-recurring, non-financial assets and non-financial liabilities.  The adoption of the framework for measuring fair value did not have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  These requirements were effective for fiscal years beginning after November 15, 2008. The Company adopted the amended and expanded disclosure requirements for derivatives instruments and hedging activities as of January 1, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance requiring that unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share.  This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009, and required those disclosures in summarized financial information at interim reporting periods.  The Company adopted the new disclosure guidance over fair value of financial instruments, and adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”).  Under the new guidance, entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected.  The guidance is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of this new guidance as of June 1, 2009, and adoption did not have a material effect on our consolidated financial statements.  The Company evaluated subsequent events through March 26, 2010.

In June 2009, the FASB established the Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification was adopted as of August 31, 2009.  Adoption did not have a material effect on the Company’s consolidated financial statements.

Note 3  Property

Our major classes of property and equipment were as follows:

	December 31
	2009	2008
Office furniture	$21,810	$17,239
Computer Equipment	62,616	61,209
Total	84,426	78,448
Less accumulated depreciation	(60,996)	(45,883)
	$23,430	$32,565

Depreciation expense for the years ended December 31, 2009 and 2008 was $15,113 and $20,623, respectively.

Note 4  Patent Portfolio

As of February 22, 2010, we had 12 issued U.S. and eight issued foreign technology related patents, in addition to pending U.S. and foreign patent applications.  The term of our issued U.S. and foreign patents runs through the period 2019 to 2024.  Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008.  We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC.  Minimum annual royalty payments of $50,000 are due beginning in 2008.  Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations.  SAIC is entitled to receive a portion of the proceed revenues, monies or any form of consideration paid for the acquisition of VirnetX or from the settlement of certain patent infringement claims of ours.  We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.

Generally upon our default of our agreement with SAIC and certain other events, we are required to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration.

At December 31, 2007, we recorded the fair value of the $50,000 annual guaranteed payments we have agreed to pay to SAIC in 2008 through 2012 as a liability, calculated using a discount rate of 8%.  This liability will accrue interest at the 8% rate during the period it is outstanding.  We recorded a related asset equal in amount to the liability as an intangible asset which will be amortized over the expected revenue generating period of our agreement with SAIC. Amortization expense was $48,000 in 2009 and 2008.

As of December 31, 2009, the expected amortization of the intangible assets is as follows:

2010	$48,000
2011	48,000
2012	48,000
Thereafter	12,000
Total	$156,000

As of December 31, 2009, the obligation matures as follows:

2010	$40,000
2011	36,000
2012	32,000
Thereafter	52,000
Total	$160,000

Note 5  Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2009 and 2008 was $51,807 and $25,037 respectively.

For the Year	Minimum Required Lease Payments in Period

2010	$54,595
2011	59,242
2012	30,202
$144,039

Note 6  Stock Plan

In 2005, VirnetX, Inc. adopted the 2005 Stock Plan (the “Plan”), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007.  Our Board of Directors renamed this Plan the VirnetX Holding Corporation 2007 Stock Plan and our stockholders approved the Plan at our 2008 annual stockholders’ meeting. The Plan provides for the issuance of up to 11,624,469 shares of our common stock.  To the extent that any award should expire, become unexercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan.  The Plan provides for the granting of stock options and stock purchase rights to our employees and consultants.  Stock options granted under the Plan may be incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may only be granted to our employees (including officers and directors).  Nonqualified stock options (“NSO”) and stock purchase rights may be granted to our employees and consultants.

The Plan will expire 10 years after it was approved by our Board of Directors.  Options may be granted under the Plan with an exercise price determined by our Board of Directors, provided, however, that the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Shares reserved for the Plan at inception	11,624,469	—	—
Restricted stock granted	(3,321,277)	—	—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	—	—	—
Balance at December 31, 2005	8,303,192	—	—
Restricted stock granted	(1,058,657)	—	—
Options granted	(1,868,218)	1,868,218	$.24
Options exercised	—	—	—
Options cancelled	—	—	—
Balance at December 31, 2006	5,376,317	1,868,218	$.24
Restricted stock granted	—	—	—
Options granted	(2,324,925)	2,324,925	4.96
Options exercised		(124,548)	.24
Options cancelled	—	—	—
Balance at December 31, 2007	3,051,392	4,068,595	$2.94
Restricted stock granted	—	—	—
Options granted	(420,000)	420,000	3.42
Options exercised	—	—	—
Options cancelled	20,000	(20,000)	4.20
Balance at December 31, 2008	2,651,392	4,468,595	$2.98
Restricted stock granted	—	—	—
Options granted	(1,317,195)	1,317,195	1.18
Options exercised	—	—	—
Options cancelled	83,032	—	—
Balance at December 31, 2009	1,417,229	5,785,790	$2.57

Note 7  Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative Period from August 2, 2005 (Date of Inception) to December 31, 2009
Restricted stock	$-	$-	$930,310
Employee stock options	3,031,717	2,682,431	6,614,456
Total stock-based compensation	$3,031,717	$2,682,431	$7,544,766

As of December 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $5,740,988, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1.6 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Volatility	120%	190%
Risk-free interest rate	2.93%	4.21%
Expected life	6.6 years	6.7 years
Expected dividends	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $1.06 and $3.09 during the year ended December 31, 2009 and 2008, respectively.

The expected life was determined using the simplified method outlined in Staff Accounting Bulletin 111, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at December 31, 2009 will vest.  In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	-	-	-	-
Options granted	1,868,218	0.24	-	-
Options exercised	-	-	-	-
Options cancelled	-	-	-	-
Outstanding at December 31, 2006	1,868,218	0.24	-	-
Options granted	2,324,925	4.96	-	-
Options exercised	(124,548)	0.24	-	-
Options cancelled	-	-	-	-
Outstanding at December 31, 2007	4,068,595	2.94	-	-
Options granted	420,000	3.80	-	-
Options exercised	-	-	-	-
Options cancelled	(20,000)	4.20	-	-
Outstanding at December 31, 2008	4,468,595	2.98	-	-
Options granted	1,317,195	1.18	-	-
Options exercised	-	-	-	-
Options cancelled	-	-	-	-
Outstanding at December 31, 2009	5,785,790	$2.57	7.74	$7,325,272

Intrinsic value is calculated at the difference between the market price of the Company’s stock on the last trading day of the year ($2.94) and the exercise price of the options.  For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.24	1,743,670	6.38	$0.24	1,563,768	6.38	$0.24
4.20	1,327,899	7.56	4.20	845,518	7.56	4.20
5.88-6.47	977,026	8.00	6.01	516,013	8.00	6.00
1.74-6.20	420,000	8.58	3.42	169,167	8.52	3.89
1.15- 1.58	1,317,795	9.26	1.18	30,000	9.41	1.58
	5,785,790	7.74	$2.57	3,124,466	7.11	$2.47

Note 8  Warrants

The material terms and provisions of our warrants are summarized below.  This summary below is subject to, and qualified in its entirety by, the forms of warrants publicly filed with the Securities and Exchange Commission on EDGAR.

During 2007, we issued:

•
warrants to purchase 266,667 shares of our common stock at $0.75 per share. The warrants expire in 2012. In 2008, 232,771 of these warrants were exercised in cashless exercise transactions, as a result of which a total of 232,771 shares of our common stock were issued and 33,896 of these warrants were outstanding as of December 31,2009; and

•	warrants to purchase 300,000 shares of our common stock at $4.80 per share to the underwriter of our December 2007 stock issuance. Those warrants expire in 2012.

During 2009, in connection with our public offering, we issued:

•	warrants to purchase up to 1,235,000 shares of our common stock at an exercise price of $2.00 per share;
•	warrants to purchase up to 1,235,000 shares of our common stock at an exercise price of $3.00 per share;
•	warrants to purchase up to 1,235,000 shares of our common stock at an exercise price of $4.00 per share,
•	warrants to purchase 220,000 shares of common stock at an exercise price of $1.80 per share issued to the underwriter of our January 2009 offering.

Each warrant issued to the public pursuant to this offering became exercisable on January 30, 2009, and, other than the warrants with an exercise price of $2.00 per share, remains exercisable through July 30, 2010.  We exercised in full our rights to call those warrants with an exercise price of $2.00 on February 24, 2010 and they expired on their terms, if not earlier exercised, on March 11, 2010.  The warrant issued to the underwriter in connection with this offering is exercisable at any time between January 30, 2010 and January 30, 2014.

During 2009, in connection with our private placement transaction that closed on September 11, 2009, we issued:

•
Series I Warrants to purchase up to 2,380,942 shares of our common stock at $3.93 per share subject to adjustment.  The Series I Warrants became exercisable on March 11, 2010, and expire on March 11, 2015;

•
Series II Warrants to purchase up to 2,419,023 shares of our common stock at $0.01 per share.  The Series II Warrants were to be exercisable on a cashless basis but terminated on their terms on January 14, 2010.  No shares of common stock were issued pursuant to these Series II Warrants; and

•
Series III Warrants to purchase up to 2,380,942 shares of or common stock at $2.52 per share.  The Series III Warrants expired on their terms on February 20, 2010 and were exercised in full by the holders of such warrants. 2,380,942 shares of our common stock were issued pursuant to such warrants and we received approximately $5,400,000 in net cash proceeds pursuant to such exercises.

Note 9  Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding for a period.  Diluted earnings per share is based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include stock options, warrants, restricted stock and other equity awards under our stock plan.  Since the Company has incurred losses, the effect of any common stock equivalent would be anti-dilutive.

The table below sets forth the basic loss per share calculations (in 000s, except per share information). Because we incurred net losses for each period presented, no diluted per share amounts have been presented.

	Period Ended December 31,
	2009	2008
Net loss	$(13,083)	$(12,072)
Weighted average number of shares outstanding	37,911	34,875
Basic (loss) per share	$(0.35)	$(0.35)

For the years ended December 31, 2009 and 2008, there were the following stock equivalents:

	2009	2008
Options	5,785,790	4,468,595
Warrants	12,271,946	300,000

Note 10  Preferred Stock

Our Amended and Restated Certificate of Incorporation, as amended in October 2007, authorizes us to issue 10,000,000 shares of $0.0003 par value per share preferred stock having rights, preferences and privileges to be designated by our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2009.  All of the VirnetX, Inc. preferred stock converted into VirnetX, Inc. common stock on a 1-for-1 basis immediately prior to the merger between us and VirnetX, Inc, so at the date of the merger in 2007, each preferred share of VirnetX, Inc. converted to 12.454788 shares of our common stock.  These shares were subsequently adjusted for the impact of the one for three reverse split in October 2007.

At December 31, 2009, our Series A preferred stock was not mandatorily redeemable.

Note 11  Common Stock

Each share of common stock has the right to one vote.  The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  No dividends have been declared from inception through December 31, 2009.  Our restated articles of  incorporation authorizes us to issue up to 100,000,000 shares of $.0001 par value common stock.

All share amounts have been retroactively restated to reflect the conversion rate of 12.454788/1 used to effect the merger between VirnetX Inc. and VirnetX Holding Corporation in 2007 and the one for three reverse stock split effective in October 2007.

Note 12  Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees.  The Company’s matching contribution to the plan in 2009 was approximately $36,000 and $34,000 in 2008.

Note 13  Income Taxes

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

The components of the income tax provision are as follows:

	2009	2008
Provision for income taxes at the federal & state statutory rate	$(4,400,000)	$(4,100,000)
Stock-based compensation	1,000,000	900,000
Research and development credits	(100,000)	(100,000)
Valuation allowance	3,500,000	3,300,000
Tax provision	$—	$—

The elements of deferred taxes are as follows:

	2009	2008
Tax benefit of net operating loss carryforwards	$10,500,000	$7,000,000
Research and development credits	500,000	400,000
Subtotal	11,000,000	7,400,000
Less valuation allowance	(11,000,000)	(7,400,000)
	$—	$—

The change in the deferred tax valuation allowance was an increase of $3,600,000 and $3,700,000 in the periods ended 2009 and 2008, respectively.

Note 14  Merger of VirnetX Inc. and VirnetX Holding Corporation

In July 2007, VirnetX Holding Corporation consummated a reverse triangular merger in which the Company’s wholly-owned subsidiary merged with and into VirnetX Inc. with VirnetX Inc. as the surviving Corporation to the merger.  As a result of the merger VirnetX Inc. became a wholly-owned subsidiary of the Company, and the pre-merger shareholders of VirnetX Inc. exchanged their shares in VirnetX Inc. for shares of the common stock of the Company.  As a result, the VirnetX Inc. is considered the acquiror of VirnetX Holding Corporation for accounting purposes.

The key terms of the merger include the following:

•
Our officers and directors, except for the chief financial officer, were replaced upon completion of the transaction so that the officers and directors of VirnetX Inc. became our officers and directors.

•	VirnetX Inc.’s convertible notes payable for $1,000,000 and $500,000 were converted into our common stock in July 2007.

•	An escrow account containing proceeds of $3,000,000 was released from escrow in exchange for our issuance of common stock in July 2007.

•
We issued 29,551,398 shares of our common stock and options to purchase 1,785,186 shares of common stock to the pre-merger shareholders, convertible note holders and option holders of VirnetX Inc. in exchange for 100% of the issued and outstanding capital stock and securities of VirnetX Inc.  Additionally, we issued to MDB Capital Group LLC and its affiliates, warrants to purchase an aggregate of 266,667 shares of our common stock of the Company pursuant to the provisions of the MDB Service Agreement, which we assumed from VirnetX Inc. in connection with the merger.

Note 15  Subsequent Event

On February 24, 2010, VirnetX Holding Corporation, or VirnetX, announced that, as of February 20, 2010, all Series III Warrants issued by VirnetX in a private placement transaction that closed on September 2, 2009, or the Financing, have been exercised in full.  The aggregate cash exercise proceeds from the Series III Warrants totaled $6,000,000.  After payment of fees and commissions, the Company received a net of $5,400,000.

As previously announced, the Series II Warrants issued in the Financing as a price protection feature have already expired unexercised, so there was no downward adjustment made to the price per share paid by the investors in the Financing.

On February 24, 2010, the Company notified the Depository Trust & Clearing Corporation that the Company exercised its rights to call those certain warrants to purchase shares of Company Common Stock with an exercise price of $2.00 per share (the “$2 Warrants”) issued pursuant to the Company’s underwritten public offering that closed on January 30, 2009. Pursuant to Section 3 of the $2 Warrants, the $2 Warrants expired in their entirety on March 11, 2010 unless earlier exercised (the “Termination Date”) subject to a broker protection on file with Corporate Stock Transfer, the warrant agent. The aggregate cash exercise proceeds from the $2.00 warrants, if exercised in full, would total $2,470,000 approximately $2,335,000 after payment of fees and expenses. As of March 12, 2010 we had received proceeds in the amount of $2,000,000.

See additional disclosure in Note 16 below regarding certain recent developments related to the Microsoft litigation.

Note 16  Litigation

We believe Microsoft Corporation is infringing certain of our patents.  Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007, the February 2007 lawsuit, by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division.  Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents:  U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent:  U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” We are seeking both damages and injunctive relief.  Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007.  Microsoft counterclaimed for declarations that our patents are not infringed, are invalid and are unenforceable.  Microsoft seeks an award of its attorneys’ fees and costs.  We filed a reply to Microsoft’s counterclaims on May 24, 2007. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.  On March 31, 2008, Microsoft filed a motion to dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008.  Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.  On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator.

On July 30, 2009, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in the Microsoft litigation. On March 16, 2010, the jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents.  The jury also found that Microsoft’s patent infringement was willful.  We will request injunctive relief at a later date.  We expect Microsoft to appeal this decision and will vigorously defend our rights in any appeal.

On March 17, 2010, we filed a new complaint against Microsoft, or the March 2010 lawsuit, alleging infringement of U.S. Patent Nos. 6,502,135 and 7,188,180 by Microsoft's Windows 7 and Windows Server 2008 R2 software products. We refer to the February 2007 lawsuit and the March 2010 lawsuit collectivity as the Microsoft litigation.

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

Although we believe Microsoft infringes certain of our patents and we intend to vigorously prosecute the Microsoft litigation, at this stage of the litigation the final outcome cannot be predicted in either the February 2007 lawsuit or the March 2010 lawsuit with any degree of reasonable certainty.  Additionally, the Microsoft litigation and appeals process will be costly and time-consuming, and we can provide no assurance that we will ultimately collect in any judgment we may receive against Microsoft for damages and/or obtain injunctive relief.

Because the final outcome of this litigation cannot be estimated at this time, we have made no provision for gain or expenses in the accompanying financial statements.

Note 17  Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(amounts in thousands except per share)
2009
Revenue	$3	$7	$3	$13
Loss from operations	(3,405)	(3,928)	(2,624)	(3,131)
Net loss	(3,403)	(3,927)	(2,623)	(3,130)
Net loss per common share	$(0.09)	$(0.11)	$(0.07)	$(0.08)
2008
Revenue	$33	$51	$24	$26
Loss from operations	(3,102)	(3,096)	(2,947)	(3,077)
Net loss	(3,032)	(3,049)	(2,923)	(3,068)
Net loss per common share	$(0.09)	$(0.9)	$(0.08)	$(0.08)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  VirnetX Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, VirnetX Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the balance sheets and the related statements of income, stockholders’ equity (deficit), and cash flows of VirnetX Holding Corporation, and our report dated March 26, 2010 express an unqualified opinion and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ Farber Hass Hurley LLP

Granada Hills, California

March 26, 2010

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2009, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended or the Securities Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures as defined in Rule 13a-15(e) were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

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

In 2007, our management selected the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO, to conduct an evaluation of the effectiveness of the Company’s internal control over financial reporting.  The COSO framework summarizes each of the components of a company’s internal control system, including the:  (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring or collectively, the entity-level controls, as well as a company’s control activities or process-level controls.  In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.

Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.

      This annual  report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered  public  accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act that occurred during our fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A or the Proxy Statement for our annual meeting of stockholders for the year ended December 31, 2009, and the information included in the Proxy Statement is incorporated herein by reference.

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

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years Ended December 31, 2009 and 2008 and for the period from August 2, 2005 (inception) to December 31, 2009

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years Ended December 31, 2009 and 2008 and for the period from August 2, 2005 (inception) to December 31, 2009

•	Consolidated Statements of Cash Flows for years Ended December 31, 2009 and 2008 and for the period from August 2, 2005 (inception) to December 31, 2009

•	Notes to Financial Statements

(2) Financial Statement Schedule:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated. (1)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.3	Form of Underwriter’s Warrant.(2)
4.4	Form of Series I Warrant. (3)
4.5	Amended Form of Stock Option Agreement - 2007 Stock Plan. (10)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan and related agreements. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (9)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.12	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.13	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.14	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.15	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.16	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008. (8)
10.17	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009.

(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 17, 2007.

(6)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on November 1, 2007.

(7)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.

(8)	Incorporated by reference to the Company’s Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2009.

(9)
Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(10)	Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852 ) filed with the Securities and Exchange Commission on August 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated:  March 30, 2010

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and	March 30, 2010
Kendall Larsen	President (Principal Executive Officer)

/s/ William E. Sliney	Chief Financial Officer	March 30, 2010
William E. Sliney	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edmund C. Munger	Director	March 30, 2010
Edmund C. Munger

/s/ Scott C. Taylor	Director	March 30, 2010
Scott C. Taylor

/s/ Michael F. Angelo	Director	March 30, 2010
Michael F. Angelo

/s/ Thomas M. O’Brien	Director	March 30, 2010
Thomas M. O’Brien

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated. (1)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.3	Form of Underwriter’s Warrant.(2)
4.4	Form of Series I Warrant. (3)
4.5	Amended Form of Stock Option Agreement - 2007 Stock Plan. (10)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan and related agreements. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (9)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.12	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.13	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.14	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.15	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.16	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008. (8)
10.17	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009.

(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 17, 2007.

(6)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on November 1, 2007.

(7)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.

(8)	Incorporated by reference to the Company’s Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2009.

(9)
Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(10)	Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852 ) filed with the Securities and Exchange Commission on August 10, 2009.