Form 10-Q
period 2010-03-31
VirnetX Holding Corp
filed 2010-05-07
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant’s Common Stock as of May 3, 2010 was 43,704,663.

VIRNETX HOLDING CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.  — FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,551,737	$2,011,470
Accounts receivable, net	12,593	6,842
Prepaid expense and other current assets	71,043	43,863
Total current assets	4,635,373	2,062,175
Property and equipment, net	22,166	23,430
Intangible and other assets	144,000	156,000
Total assets	$4,801,539	$2,241,605

Current liabilities:
Accounts payable and accrued liabilities	$2,165,184	$4,478,325
Current portion of long-term obligation	36,000	40,000
Total current liabilities	2,201,184	4,518,325
Long-term obligation, net of current portion	84,000	120,000
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares; issued and outstanding: 0 shares at March 31, 2010 and December 31, 2009, respectively
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares; issued and outstanding:
43,698,414 shares at March 31, 2010 and 39,750,927 at December 31, 2009, respectively	4,370	3,975
Additional paid-in capital	43,098,935	33,730,217
Deficit accumulated during the development stage	(40,586,950)	(36,130,912)
Total stockholders’ equity (deficit)	2,516,355	(2,396,720)
Total liabilities and stockholders’ equity (deficit)	$4,801,539	$2,241,605

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	For the period August 2, 2005 (Date of Inception) to March 31, 2010
Revenue — royalties	$20,769	$3,154	$255,685
Operating expense:
Research and development	522,235	221,699	3,526,120
General and administrative	3,955,885	3,186,690	37,436,826
Total operating expense	(4,478,120)	(3,408,389)	(40,962,946)
Loss from operations	(4,457,351)	(3,405,235)	(40,707,261)
Interest and other income, net	1,313	2,227	120,311
Net loss	$(4,456,038)	$(3,403,008)	$(40,586,950)
Basic and diluted loss per share	$(0.11)	$(0.09)
Weighted average shares outstanding	40,095,183	37,016,763

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009	Cumulative Period from August 2, 2005 (Date of Inception) to March 31, 2010
Cash flows from operating activities:
Net loss		$(4,456,038)	$(3,403,008)	(40,586,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		789,401	683,784	8,334,167
Depreciation and amortization		14,868	15,670	172,902
Changes in assets and liabilities:
Receivables and other current assets		(32,931)	(5,502)	(193,131)
Other assets		----	----	94,263
Accounts payable and accrued liabilities		(2,313,141)	454,018	2,165,392
Net cash used in operating activities		(5,997,841)	(2,255,038)	(30,013,357)
Cash flows from investing activities:
Purchase of property and equipment		(1,603)	—	(86,030)
Cash acquired in acquisition		—	—	14,009
Net cash used in investing activities		(1,603)	—	(72,021)
Cash flows from financing activities:
Issuance of notes payable		—	—	250,000
Repayment of notes payable		—	—	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs		—	—	1,147,625
Proceeds from issuance of restricted stock		—	—	2,180
Proceeds from advance from preferred stockholders		—	—	230,000
Proceeds from exercise of options		—	—	30,000
Proceeds from convertible debt		—	—	1,500,000
Payment of royalty obligation less imputed interest		(40,000)	(44,000)	(132,000)
Proceeds from sale of common stock		8,579,711	3,367,925	31,859,310
Net cash provided by financing activities		8,539,711	3,323,925	34,637,115
Net increase in cash and cash equivalents		2,540,267	1,068,887	4,551,737
Cash and cash equivalents, beginning of period		2,011,470	457,155	—
Cash and cash equivalents, end of period		$4,551,737	$1,526,042	$4,551,737
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$	----	$2,173	$12,174
Cash paid during the period for interest		$10,000	$6,000	$63,252
Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock		$—	$—	$230,000
Royalty obligation assumed to obtain intangible assets		$—	$—	$252,000

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.  The accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.  The information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 30, 2010.

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At March 31, 2010, we had a deficit accumulated in the development stage of $40,586,950.  Management believes that the cash balance at March 31, 2010 will be insufficient to fund our operations for longer than through the end of our third quarter of 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Under GAAP, the accompanying financial statements  have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007.  Accordingly, the accompanying statement of operations includes the operations of VirnetX, Inc. from August 2, 2005 to December 31, 2009 and the operations of PASW, Inc. from July 5, 2007 to December 31, 2009.  The historical share activity of VirnetX, Inc. has been retroactively restated to account for the 12.454788 to one exchange rate which was applicable to certain convertible instruments as explained in Note 10 and Note 11 and for our one for three reverse stock split which was implemented on October 29, 2007.

Our principal business activities to date are our efforts to commercialize our patent portfolio.  We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain internet-based communications by a wholly owned Japanese subsidiary of PASW pursuant to the terms of a single license agreement.  The revenue generated by this agreement is not significant and we expect the revenue from this license to decrease substantially in the future.

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

These financial statements have been prepared on the basis that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At March 31, 2010, we had a deficit accumulated in the development stage of approximately $40,586,950. Management is anticipates incurring net losses, continued negative cash flows from operations and a continued working capital deficit during 2010.  These conditions and the uncertainty of the Microsoft litigation raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Note 3 — Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding for a period.  Diluted earnings per share is based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include warrants, restricted stock and stock options under our stock plan.  Since the Company has incurred losses, the effect of any common stock equivalent would be anti-dilutive.

Note 4 — Patent Portfolio

As of March 31, 2010, we had 12 issued U.S. and eight issued foreign technology related patents, in addition to pending U.S. and foreign patent applications.  The terms of our issued U.S. and foreign patents run through the period 2019 to 2024.  Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008.  We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC.  Minimum annual royalty payments of $50,000 began  in 2008 and are current as of March 31, 2010.  Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations.  SAIC is entitled to receive a portion of the proceeds from revenues, monies or any form of consideration paid for the acquisition of VirnetX or from the settlement of certain patent infringement claims of ours.  We have granted SAIC a security interest in some of our intellectual property, including the patents and patent applications we obtained from SAIC, to secure these payment obligations.  Generally upon our default of our agreement with SAIC and certain other events, we are required to convey to SAIC our interests in the patents and patent applications acquired from SAIC without consideration.

Note 5 — Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease.

For the Year	Minimum Required Lease Payments in Period

April 1 through December 31, 2010	$41,817
2011	59,242
2012	30,202
$131,261

Note 6 — Stock Plan

In 2005, VirnetX, Inc. adopted the 2005 Stock Plan, which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007.  Our Board of Directors renamed this plan the “VirnetX Holding Corporation 2007 Stock Plan (“the Plan”) and our stockholders approved the Plan at our 2008 annual stockholders’ meeting. The Plan provides for the issuance of up to 11,624,469 shares of our common stock.  To the extent that any award should expire, become unexercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan.  The Plan provides for the granting of stock options and stock purchase rights to our employees and consultants.  Stock options granted under the Plan may be incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may only be granted to our employees (including officers and directors).  Nonqualified stock options (“NSO”) and stock purchase rights may be granted to our employees and consultants.

Options may be granted under the Plan with an exercise price determined by our Board of Directors, provided, however, that the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant

       There were 6,101,040 options outstanding at March 31, 2010 and 5,785,790 at December 31, 2009 with an average exercise price of $2.73 at March 31, 2010 and $2.57 at December 31, 2010.  As of March 31, 2010, there were 1,101,979 shares available to be granted under the Plan.

During the period January 1, 2010 through March 31, 2010, no options were exercised.

Note 7 — Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expense for each period ended March 31, 2010.  Total stock-based compensation expense was $789,401 and $683,784 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the unrecorded deferred stock-based compensation balance related to stock options was $6,472,482, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1.6 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Period Ended March 31, 2010	Year Ended December 31, 2009
Volatility	110%	120%
Risk-free interest rate	3.70%	2.93%
Expected life	7.0 years	6.6 years
Expected dividends	0%	0%

The expected life was determined using the simplified method outlined in Staff Accounting Bulletin 110, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at March 31, 2010 will vest.  In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

Note 8 — Warrants

In 2007 and 2009, we issued warrants to purchase our common stock in connection with various transactions.  As of and for the three month period ended March 31, 2010:

			Number of Warrants
			Activity For The Three Months Ended March 31, 2010
Original Number of Warrants Issued	Exercise Price per Common Share		Exercisable at December 31, 2009	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2010	Termination

266,667	$0.75		33,896	--	--	--	33,896	2012
300,000	$4.80		300,000	--	--	--	300,000	2012
1,235,000	$2.00		1,235,000	--	(1,233,741)	(1,259)	--	n/a
1,235,000	$3.00		1,235,000	--	(120,193)	--	1,114,807	July 2010 (1)
1,235,000	$4.00		1,235,000	--	(12,000)	--	1,223,000	July 2010 (1)
200,000	$1.80		220,000	--	(169,000)	--	51,000	January 2014
2,380,942	$3.93	(2)	--	2,380,942	(31,610)	--	2,349,332	March 2015
2,419,023	$0.01		--	--	--	--	--	(3)
2,380,942	$2.52		2,380,942	--	2,380,942	--	--	n/a

Total			6,639,838	2,380,942	(3,947,486)	(1,259)	5,072,035

(1)	Subject to earlier call by the Company under certain conditions.
(2)	Subject to adjustment.
(3)	These warrants were to become exercisable under certain conditions, if those conditions existed prior to January 14, 2010.
These conditions did not exist prior to that date and, as such, these warrants expired unexercisable.

During the three months ended March 31, 2010, we received aggregate proceeds from the exercise of warrants of approximately $8,579,000.

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

On July 30, 2009, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in the Microsoft litigation. On March 16, 2010, the jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents.  The jury also found that Microsoft’s patent infringement was willful. We have requested injunctive relief and the Court has scheduled a hearing on June 2, 2010 to hear evidence on that issue.  We expect Microsoft to appeal this decision and will vigorously defend our rights in any appeal.

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

We intend to license our patents and our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.  The leaders in these markets include Alcatel-Lucent, Avaya Inc., Cisco Systems, Inc., Juniper Networks, Inc., LM Ericsson Telephone Company, Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Electronics Co. Ltd. and Sony Ericsson Mobile Communications AB, among others.  On December 9, 2009, we announced the start of beta testing of our GABRIEL Connection Technology™. In this testing we intend to include invited beta users from outside the company. This phase of beta testing is expected to be completed in 2010.

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

Key Developments in the Three Months Ended March 31, 2010

On January 14, 2010, the Series II Warrants issued in our September 2009 private placement transaction expired unexercised and terminated without any additional shares of common stock being issued to private placement investors.

On February 24, 2010, we announced that all Series III Warrants issued in our September 2009 private placement transaction had been exercised in full and we issued 2,380,942 shares of our common stock. The aggregate cash exercise proceeds from the Series III Warrants totaled $6,000,000.  After payment of fees and commissions, we received net proceeds of approximately $5,400,000.

On February 24, 2010, we exercised in full our rights to call the $2.00 warrants issued by us in connection with our 2009 public offering. Those warrants expired in their entirety unless they were earlier exercised on March 11, 2010. The aggregate cash exercise proceeds from the $2.00 warrants if exercised in full would total $2,470,000. After payment of fees and commissions, we receive net proceeds of approximately $2,354,000.

On March 16, 2010, a jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents. The jury also found that Microsoft's patent infringement was willful.

On March 17, 2010, we filed a new complaint against Microsoft alleging infringement of our U.S. Patent Nos. 6,502,135 and 7,188,180 by Microsoft's Windows 7 and Windows Server 2008 R2 software products.

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

Recent Developments

       On April 27, 2010, we entered into an engagement letter with McKool Smith, a professional corporation, or McKool, confirming McKool as our lead counsel in our lawsuit filed in March 2010 against Microsoft, or the March 2010 Litigation. In the event of a judgment or settlement of the March 2010 Litigation, we have agreed to pay McKool a portion of the total proceeds of the March 2010 Litigation, and a portion of any judgment or settlement paid in our litigation against Microsoft filed in February 2007, or the February 2007 Litigation. Under the April 2010 engagement letter, McKool has agreed to represent us in the March 2010 Litigation at McKool’s standard hourly rates subject to a cap of $7.5 million, plus either (1) a contingency fee of 8% of the litigation proceeds from the March 2010 Litigation, if the March 2010 Litigation is settled independently of the February 2007 Litigation, or (2) if the March 2010 Litigation and February 2007 Litigation are settled together, a total of 10% of the settlement proceeds would be payable to McKool pursuant to the two outstanding engagement letters that we have entered into with McKool. McKool’s out-of-pocket expenses are not capped pursuant to the April 2010 engagement letter but are estimated to be approximately $1.5 million. A copy of the April 2010 engagement letter with McKool is attached to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. We have submitted a request for confidential treatment for certain portions of the engagement letter. Those portions have been redacted and have been provided separately to the SEC.

Critical Accounting Policies

There were no material changes in the application of the Company’s critical accounting policies since the end of the most recent fiscal year.  For further information, see the “Critical Accounting Policies” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

Recent Accounting Pronouncements

There were no material updates to recent accounting pronouncements since the end of the most recent fiscal year.  For further information, see the “Recent Accounting Pronouncements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

Results of Operations

Three Months Ended March 31, 2010
Compared with Three Months Ended March 31, 2009

Revenue — Royalties

Revenue generated increased to $20,769 for the three months ended March 31, 2010 from $3,154 for the three months ended March 31, 2009.  Our revenue in 2009 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license to decrease substantially in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Our research and development expenses increased by $300,536 to $522,235 for the three months ended March 31, 2010, from $221,699 for the three months ended March 31, 2009.  This increase is primarily due to increased engineering activities for product development, salary increase and bonuses paid in March 2010.  We expect research and development expenses to increase as employees are hired to provide in-house research and development.  While we expect to use outside contractors for additional product development on a limited basis, we expect those costs to remain level or decline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses increased by $769,195 to $3,955,885 for the three months ended March 31, 2010 from $3,186,690 for the three month period ended March 31, 2009. The increase was primarily due to salary increases,  bonuses paid in March 2010 and increased legal fees.

Within selling, general and administrative expenses, legal fees increased by $348,938 to $2,121,521 for the three months ended March 31, 2010 from $1,772,583 for the three months ended March 31, 2009.  The increase in fees incurred was due primarily to our patent infringement litigation against Microsoft and preparation for our annual meeting and 2010 proxy statement.

In addition, during the three months ended March 31, 2010, we made our third minimum annual royalty payment of $50,000 to SAIC pursuant to the patent license and assignment agreement, as amended, by and between VirnetX and SAIC.  As of March 31, 2010, we had not received any royalty revenue on the patents.

Also within selling, general and administrative expenses, expenses increased by $420,257 for the three months ended March 31, 2009.  The increase was primarily due to salary increases and bonuses paid in March 2010.

Once we begin to generate royalty revenues, we expect that our selling expenses will increase significantly as we must make payments to ipCapital Group and SAIC with respect to such revenues and as we begin to expand our sales force.

Liquidity and Capital Resources

We are in the development stage and have raised capital since our inception through the issuance of our equity securities. We have used the net proceeds to fund our operations and provide working capital for general corporate purposes, and as of March 31, 2010, we had approximately $4,550,000 in cash.

During 2009, cash used in operations was $6,944,000, or an average of approximately $579,000 per month. During the first quarter of 2010, our cash used in operations was $5,998,000, or an average of approximately $1,999,000 per month. The increase for the first quarter of 2010 over the 2009 monthly average was primarily due to our reduction of our working capital deficit, and the impacts of certain costs paid in the first quarter in connection with the Microsoft litigation. We expect this increase to carry over into the beginning of our 2010 second quarter, after which we expect our average monthly cash flow used in operations for the third and fourth quarters of 2010 will be modestly greater than in 2009.

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

On April 27, 2010, we entered into an engagement letter McKool Smith, confirming McKool as our lead counsel in our lawsuit filed in March 2010 against Microsoft, or the March 2010 Litigation. In the event of a judgment or settlement of the March 2010 Litigation, we have agreed to pay McKool a portion of the total proceeds of the March 2010 Litigation, and a portion of any judgment or settlement paid in the February 2007 Litigation. Under the April 2010 engagement letter, McKool has agreed to represent us in the March 2010 Litigation at McKool’s standard hourly rates subject to a cap of $7.5 million, plus either (1) a contingency fee of 8% of the litigation proceeds from the March 2010 Litigation, if the March 2010 Litigation is settled independently of the February 2007 Litigation, or (2) if the March 2010 Litigation and February 2007 Litigation are settled together, a total of 10% of the settlement proceeds would be payable to McKool. McKool’s out-of-pocket expenses are not capped pursuant to the April 2010 engagement letter but are estimated to be approximately $1.5 million. A copy of the April 2010 engagement letter with McKool is attached to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. We have submitted a request for confidential treatment for certain portions of the engagement letter. Those portions have been redacted and have been provided separately to the Securities and Exchange Commission.

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

(b)      Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.

We believe Microsoft Corporation is infringing certain of our patents.  Accordingly, we commenced a lawsuit against Microsoft on February 15, 2007, the February 2007 lawsuit, by filing a complaint in the United States District Court of the Eastern District of Texas, Tyler Division.  Pursuant to the complaint, we allege that Microsoft infringes two of our U.S. patents:  U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.”  On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent:  U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.”  We are seeking both damages and injunctive relief.  Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007.  Microsoft counterclaimed for declarations that our patents are not infringed, are invalid and are unenforceable.  Microsoft seeks an award of its attorneys’ fees and costs.  We filed a reply to Microsoft’s counterclaims on May 24, 2007. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications.  On March 31, 2008, Microsoft filed a motion to dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008.  Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff.  On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator.  A Markman hearing on claim construction was conducted on February 17, 2009.  We then removed one of our patents from the case. On March 16, 2010, the jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents.  The jury also found that Microsoft’s patent infringement was willful. We have requested injunctive relief and the Court has scheduled a hearing on June 2, 2010 to hear evidence on that issue.  We expect Microsoft to appeal this decision and will vigorously defend our rights in any appeal.

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

We have initiated two lawsuits against Microsoft: one in February 2007 and one in March 2010. On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks, or VPNs.  We seek damages and injunctive relief.  On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent. We subsequently removed one of our patents from the case. On March 16, 2010, the jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents.  The jury also found that Microsoft’s patent infringement was willful.  We have requested injunctive relief and the Court has scheduled a hearing on June 2, 1010 to hear evidence on that issue. We expect Microsoft to appeal this decision and we will vigorously defend our rights in any appeal, but we cannot assure you that the litigation will result in a final outcome that is favorable to our company or our stockholders.

On March 17, 2010, we filed a new complaint against Microsoft alleging that Microsoft's Windows 7 and Windows Server 2008 R2 software products infringe two of our patents. We refer to the February 2007 and March 2010 lawsuits collectively in this Quarterly Report on Form 10-Q as the Microsoft litigation. Similar to the lawsuit we filed against Microsoft in February 2007, we cannot assure you that the March 2010 lawsuit will result in a final outcome that is favorable to our company or our stockholders.

In addition to pursuing the commercialization of our GABRIEL Connection Technology™ and our portfolio of intellectual property, given the scope and importance of the Microsoft litigation to us, we expect to allocate a majority of our existing cash and any proceeds we may receive from the cash exercise of warrants issued in our January 2009 public offering and our September 2009 private placement transaction towards the fees and expenses associated with the Microsoft litigation.  Although we have entered into a fixed fee engagement with McKool Smith on June 9, 2009 to act as our lead counsel in connection with the Microsoft lawsuit filed in February 2007, and a capped fee engagement with McKool Smith on April 27, 2010 to act as our lead counsel in connection with the Microsoft lawsuit filed March 2010, we anticipate that the legal proceedings against Microsoft may continue for several years and may require significant expenditures for legal fees and other expenses. Although we view the McKool Smith arrangements as positive and ones that will help us manage our expenses in connection with the litigation, we anticipate that our legal fees and other expenses associated with this litigation will be material and will negatively impact our financial condition and results of operations.  Such impact may result in our inability to continue our business or to pursue other business initiatives not associated with the Microsoft litigation.

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

While we believe Microsoft infringes our patents, we can provide no assurance that we will be successful in our lawsuits through appeal.

We believe that Microsoft infringes on certain of our patents, but obtaining and collecting a judgment against Microsoft may be difficult or impossible.  Patent litigation is inherently risky and the outcome is uncertain.  Microsoft is a large, well-financed company with substantially greater resources than us.  We believe that Microsoft will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid and are unenforceable.  At this time, we cannot predict the final outcome of the Microsoft litigation.

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

We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until our patent portfolio, or part of it, is commercialized. We may need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.  Our inability to generate sufficient cash flow or raise other funds to meet our expenses, obligations and sustain our operations raises substantial doubt about our ability to continue as a going concern. As reported in this Quarterly Report on Form 10-Q, our management believes that the cash balance at March 31, 2010 will be insufficient to fund operations for longer than the third quarter 2010.

We anticipate incurring operating losses and negative cash flows for the foreseeable future resulting in uncertainty of future profitability and limitations on our operations.

We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we increase our expenditures for:

●	the Microsoft litigation;

●	infrastructure;

●	sales and marketing;

●	research and development;

●	personnel; and

●	general business enhancements.

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

Regardless of whether these or any future claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs, could jeopardize or substantially delay a successful outcome in our Microsoft litigation or any future litigation, and could divert resources away from our other activities.  In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products.  In addition to challenges against our existing patents, any of the following could also reduce the value of our intellectual property now, or in the future:

●	our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

●	issued trademarks, copyrights, or patents may not provide us with any competitive advantages;

●	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

●	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.

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

Our business strategy calls for us to enter into licensing relationships with the leading companies in our target market in order to reach a larger end-user base than we could reach through direct sales and marketing efforts.  We have engaged ipCapital Group to help develop our licensing strategy and to introduce us to five potential strategic licensees of our technology.  In connection with this engagement, we agreed to pay ipCapital Group 10% of the royalties of each resulting licensing arrangement, up to an aggregate maximum of $2 million per licensee, or $10 million in the aggregate.  There can be no assurance that we will be able to capitalize on the potential market opportunity.  Our inability to generate licensing revenues associated with the potential market opportunity could result from a number of factors, including, but not limited to:

●	our capital resources may be insufficient;

●	our management team may not have sufficient bandwidth to successfully capitalize on all of the opportunities identified by ipCapital Group;

●	we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms; and

●
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

We cannot assure you that next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer and remote desktop will continue to gain widespread market acceptance.  The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:

●	unwillingness of consumers to shift to VoIP and use other such next-generation Internet-based applications;

●	refusal to purchase security products to secure information transmitted through such applications;

●	perception by the licensees of unsecure communication and data transfer;

●	lack of concern for privacy by licensees and users;

●	limitations on access and ease of use;

●	congestion leading to delayed or extended response times;

●	inadequate development of Internet infrastructure to keep pace with increased levels of use; and

●	increased government regulations.

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

We expect that we will experience long and unpredictable sales cycles, which may impact our quarterly operating results.

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

●	the need to educate potential customers about our patent rights and our product and service capabilities;

●	customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

●	customers’ budgetary constraints;

●	the timing of customers’ budget cycles; and

●	delays caused by customers’ internal review processes.

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

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share.  Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete.  The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services.  Our success will depend, in part, on our ability to:

●	design, develop, launch and/or license our planned products, services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of our planned products and services and other patented technology involves significant technological and business risks and requires substantial expenditures and lead time.  We may be unable to use new technologies effectively.  Updating our technology internally and licensing new technology from third-parties may also require us to incur significant additional expenditures.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our planned products or any other products we develop or acquire, including, among others:

●	the price of our products relative to other products that seek to secure real-time communication;

●	the perception by users of the effectiveness of our products;

●	our ability to fund our sales and marketing efforts; and

●	the effectiveness of our sales and marketing efforts.

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

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish.  To the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures.  Our systems and operations will also be vulnerable to damage or interruption from:

●	power loss, transmission cable cuts and other telecommunications failures;

●	damage or interruption caused by fire, earthquake, and other natural disasters;

●	computer viruses or software defects; and

●	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

We expect competition for our products and services to be intense.  We expect to compete directly against other companies offering similar security products and services that will compete directly with our proposed products and services.  We also expect that we will compete against established vendors within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.  These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties.  For the foreseeable future, substantially all of our competitors are likely to be larger, better-financed companies that may develop products superior to our proposed products, which could create significant competitive advantages for those companies.  Our future success depends on our ability to compete effectively with our competitors.  As a result, we may have difficulty competing with larger, established competitor companies.  Generally, these competitors have:

●	substantially greater financial, technical and marketing resources;

●	a larger customer base;

●	better name recognition; and

●	more expansive product offerings.

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

We intend to significantly expand the scope of our operating and financial systems in order to build our business.  Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

●	the need for continued development of the financial and information management systems;

●	the need to manage relationships with future licensees, resellers, distributors and strategic partners;

●	the need to hire and retain skilled management, technical and other personnel necessary to support and manage our business; and

●	the need to train and manage our employee base.

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

We may explore expanding our business to outside the United States.  Expansion into international markets requires significant management attention and financial resources.  In addition, we may face the following risks associated with any expansion outside the United States:

●	challenges caused by distance, language and cultural differences;

●	legal, legislative and regulatory restrictions;

●	currency exchange rate fluctuations;

●	economic instability;

●	longer payment cycles in some countries;

●	credit risk and higher levels of payment fraud;

●	potentially adverse tax consequences; and

●	other higher costs associated with doing business internationally.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 31, 2010, we had outstanding warrants to purchase an aggregate of 13,723,661 shares of common stock, including (i) the warrant to purchase 300,000 shares of common stock issued to the underwriter of our December 2007 sale of common shares and warrants, (ii) the warrants to purchase 1,114,807 shares of common stock at an exercise price of $3.00 per share issued pursuant to our January 2009 sale of common shares and warrants, (iii) the warrants to purchase 1,223,000 shares of common stock at an exercise price of $4.00 per share issued pursuant to our January 2009 sale of common shares and warrants, (iv) the warrant to purchase 51,000 shares of common stock at an exercise price of $1.80 per share issued to the underwriter of our January 2009 sale of common shares and warrants, (v) the warrants to purchase 3,215,349 shares of common stock underlying the Series I Warrants issued pursuant to our September 2009 private placement transaction.  To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.  Additionally, the issuance of up to 3,366,999 shares of common stock issuable upon exercise of vested stock options and other awards outstanding as of March 31, 2010 pursuant to our incentive plan will further dilute our existing stockholders’ voting interest.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile. Over the past year the market price of our common stock has experienced significant fluctuations.  Between December 31, 2008 and March 31, 2010, the reported last sale price for our common stock has ranged from $7.00 to $1.06 per share.  With such volatility, there can be no assurance that we will remain qualified to be listed on NYSE Amex.

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

If our securities were delisted from trading on NYSE Amex and we are unable to list our securities on another securities exchange, our securities may be able to be listed on the OTC Bulletin Board or the “Pink Sheets,” which may adversely affect the liquidity and price of our common stock.  In addition, we expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:

●	developments in our litigation against Microsoft;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	economic and financial conditions.

Because ownership of our common shares is concentrated, you and other investors will have minimal influence on stockholder decisions.

As of April 15, 2010, our executive officers and directors beneficially owned an aggregate of 10,616,811 shares, or approximately 24% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Our protective provisions could make it difficult for a third party to successfully acquire us even if you would like to sell your shares to them.

We have a number of protective provisions that could delay, discourage or prevent a third party from acquiring control of us without the approval of our Board of Directors.  Our protective provisions include:

●
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

●
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

●
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

●
No stockholder actions by written consent:  No stockholder or group of stockholders may take actions rapidly and without prior notice to our Board of Directors and management or to the minority stockholders.  Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.

●
Super majority requirement for stockholder amendments to the By-laws:  Stockholder proposals to alter or amend our By-laws or to adopt new By-laws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares.

●
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no issuance of unregistered securities during the three months ended March 31, 2010.

ITEM 6 — EXHIBITS.

Exhibit Number	Description

10.1	Engagement Letter effective as of April 27, 2010, by and between McKool Smith, a professional corporation and the Company* (1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
_____________________________
(1)	Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

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
William E. Sliney
Chief Financial Officer (Principal Accounting and
Financial Officer)

Date: May 7, 2010

EXHIBIT INDEX

Exhibit Number	Description

10.1	Engagement Letter effective as of April 27, 2010, by and between McKool Smith, a professional corporation and the Company* (1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
_____________________________
(1)	Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.