Form 10-Q
period 2010-06-30
VirnetX Holding Corp
filed 2010-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33852
VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0390628 (I.R.S. Employer Identification No.)

5615 Scotts Valley Drive, Suite 110
Scotts Valley, California (Address of Principal Executive Offices)	95066 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2010 was 47,446,023.

VIRNETX HOLDING CORPORATION

INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,179,912	$2,011,470
Accounts receivable, net	7,717	6,842
Prepaid expense and other current assets	61,601	43,863

Total current assets	127,249,230	2,062,175

Property and equipment, net	19,240	23,430
Intangible and other assets	132,000	156,000

Total assets	$127,400,470	$2,241,605

Current liabilities:
Accounts payable and accrued liabilities	$572,115	$4,478,325
Income tax liability	34,000,000	—
Accrued dividend	23,598,000	—
Current portion of long-term obligation	—	40,000

Total current liabilities	58,170,115	4,518,325

Long-term obligation, net of current portion	—	120,000
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized 10,000,000 shares issued and outstanding: 0 shares at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.0001 per share
Authorized 100,000,000 shares, issued and outstanding: 47,195,477 shares at June 30, 2010 and 39,750,927 at December 31, 2009, respectively	4,720	3,975
Additional paid in capital	52,297,611	33,730,217
Retained earnings (Deficit accumulated during the development stage)	16,928,024	(36,130,912)

Total stockholders’ equity (deficit)	69,230,355	(2,396,720)

Total liabilities and stockholders’ equity (deficit)	$127,400,470	$2,241,605

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Revenue — royalties	$200,023,392	$7,207
Operating expense:
Royalty expense	59,239,274	—
Research and development	1,227,688	220,558
General, selling and administrative	24,455,057	3,714,995

Total operating expense	(84,922,019)	(3,935,553)

Income (loss) from operations	115,101,373	(3,928,346)
Interest and other income, net	11,601	1,244

Income (loss) before taxes	115,112,974	(3,927,102)

Income taxes	34,000,000	—

Net Income (loss)	$81,112,974	$(3,927,102)

Basic earnings (loss) per share:	$1.83	$(0.11)

Diluted earnings (loss) per share:	$1.72	$(0.11)

Weighted average shares outstanding basic	44,277,422	37,369,985

Weighted average shares outstanding dilutive	47,266,249	37,369,985

Dividends declared per common share	$0.50	$0.00

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Revenue — royalties	$200,044,161	$10,361
Operating expense:
Royalty expense	59,239,274	—
Research and development	1,749,923	442,257
General, selling and administrative	28,410,942	6,901,684

Total operating expense	(89,400,139)	(7,343,941)

Income (loss) from operations	110,644,022	(7,333,580)
Interest and other income, net	12,914	3,471

Income (loss) before taxes	110,656,936	(7,330,109)

Income taxes	34,000,000	—

Net Income (loss)	$76,656,936	$(7,330,109)

Basic earnings (loss) per share:	$1.79	$(0.20)

Diluted earnings (loss) per share:	$1.69	$(0.20)

Weighted average shares outstanding basic	42,720,896	36,974,239

Weighted average shares outstanding dilutive	45,248,343	36,974,239

Dividends declared per common share	$0.50	$0.00
See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net (loss)	$76,656,936	$(7,330,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,565,822	1,434,036
Depreciation and amortization	29,794	19,738
Changes in assets and liabilities:
Receivables and other current assets	(18,612)	(24,574)
Accounts payable and accrued liabilities	30,093,790	2,537,993

Net cash provided (used) by operating activities	108,327,730	(3,362,916)

Cash flows from investing activities:
Purchase of property and equipment	(1,603)	(3,429)

Net cash used in investing activities	(1,603)	(3,429)

Cash flows from financing activities:
Payment of royalty obligation less imputed interest	(160,000)	(44,000)
Proceeds from exercise of options	272,208	—
Proceeds from exercise of warrants	16,730,107	—
Proceeds from sale of common stock	—	3,367,925

Net cash provided by financing activities	16,842,315	3,323,925

Net increase (decrease) in cash and cash equivalents	125,168,442	(42,420)
Cash and cash equivalents, beginning of period	2,011,470	457,155

Cash and cash equivalents, end of period	$127,179,912	$414,735

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$2,173

Cash paid during the period for interest	$10,000	$6,000

Supplemental disclosure of noncash investing and financing activities:
See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009 which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 31, 2010.
Note 2 — Formation and Business of the Company
VirnetX Holding Corporation (“we,” “us,” “our” or the “Company”) is a company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging, or “IM,” and voice over internet protocol, or “VoIP.”
In July 2007 we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX, Inc., which became our principal operating subsidiary. As a result of this merger, the former security holders of VirnetX, Inc. came to own a majority of our outstanding common stock.
Our principal business activities to date are our efforts to commercialize our patent portfolio, and our primary source of significant revenue has been from the Settlement and License Agreement we entered into with Microsoft Corporation on May 14, 2010. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain internet-based communications by a wholly owned Japanese subsidiary of PASW pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.
The company is no longer considered to be in the development stage as principal operations have commenced and significant revenues have been recognized. As such, the cumulative amounts and other additional disclosure required for development stage companies are omitted in the June 30, 2010 quarterly statements.
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
Note 4 — Summary of Significant Accounting Policies
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

Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin 104. We are a licensor of software and generate revenue primarily from the one-time sale of licensed software. Generally, revenue is recognized upon shipment of licensed software. For multiple element arrangements, the license fee is allocated to the various elements based on fair value. This quarter, Microsoft settlement includes a perpetual, fully-paid up license, so the revenue is recognized currently.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.
Concentration of Credit Risk and Other Risks and Uncertainties
Our cash and cash equivalents are primarily maintained at two financial institutions in the United States. Deposits held with this financial institution may exceed the amount of insurance provided on such deposits. The balances are insured by the Federal Deposit Insurance Corporation (FDIC). During the period ended June 30, 2010 we had, at times, funds that were uninsured. The uninsured balance at June 30, 2010 was in excess of approximately $5,500,000. We have not experienced any losses on our deposits of cash and cash equivalents.
Intangible Assets
We record intangible assets at cost, less accumulated amortization. Amortization of intangible assets is provided over the estimated useful lives, which can range from 3 to 15 years, on either a straight-line basis or as revenue is generated by the asset. This quarter, costs incurred to defend the patent were expensed due to the uncertainty of additional revenue being generated by those efforts.
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
Note 5 — Patent Portfolio
As of June 30, 2010, we had 12 issued U.S. and eight issued foreign technology related patents, in addition to pending U.S. and foreign patent applications. The terms of our issued U.S. and foreign patents run through the period 2019 to 2024. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. With respect to revenue-generating activities within our field of use, minimum annual royalty payments of $50,000 were due beginning in 2008 but as of June 30, 2010 we have met our maximum royalty payment. SAIC is also entitled under certain circumstances to receive a portion of the proceeds from revenues, monies or any form of consideration paid to VirnetX for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.
Note 6 — Income Taxes
The Company had pre-tax income during the six months ended June 30, 2010 for the first time since inception. The components of income tax expense are as follows:

	June 30, 2010	June 30, 2009

Current	$34,000,000	$0
Deferred	0	0

Total	$34,000,000	$0

A reconciliation of the federal statutory rate to the Company’s effective rate was as follows:

	June 30, 2010	June 30, 2009

Tax provision (benefit at statutory rate	$37,500,000	$(2,500,000)
State taxes, net of federal benefit	6,000,000	0
Non deductible expenses	500,000	400,000
Change in deferred tax allowance	(10,000,000)	2,100,000

Total	$34,000,000	$0

Prior to the six months ended June 30, 2010, the tax benefit of the Company’s net operating loss carryforwards were fully reserved as utilization was uncertain.

Deferred tax benefit of net operating loss carryforwards	$1,000,000	$10,500,000
Research and development credits	—	500,000

Subtotal	1,000,000	11,000,000
Less utilitzation allowance	(1,000,000)	(11,000,000)

Total	$0	$0

Note 7 — Commitments
We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012. We recognize rent expense on a straight-line basis over the term of the lease.

Minimum Required
Lease Payments in
For the Year	Period

July 1 through December 31, 2010	$29,040
2011	59,242
2012	30,202

$118,484

Note 8 — Stock Plan
In 2005, VirnetX, Inc. adopted the 2005 Stock Plan, which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007. Our Board of Directors renamed this plan the “VirnetX Holding Corporation 2007 Stock Plan, or the Plan, and our stockholders approved the Plan at our 2008 annual stockholders’ meeting. The Plan provides for the issuance of up to 11,624,469 shares of our common stock. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan. The Plan provides for the granting of stock options and stock purchase rights to our employees and consultants. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options, or ISOs, may only be granted to our employees (including officers and directors). Nonqualified stock options, or NSOs, and stock purchase rights may be granted to our employees and consultants.
The Plan will expire 10 years after it was approved by our Board of Directors. Options may be granted under the Plan with an exercise price determined by our Board of Directors, provided, however, that the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair market value of the shares on the date of grant.
There were 5,117,637 options outstanding at June 30, 2010 and 5,785,790 at December 31, 2009 with an average exercise price of $3.21 at June 30, 2010 and $2.57 at December 31, 2009. As of June 30, 2010, there were 1,071,979 shares available to be granted under the Plan.
During the period January 1, 2010 through June 30, 2010, 1,013,403 options were exercised.
Note 9 — Stock-Based Compensation
We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date. The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.
Stock-based compensation expense is included in general and administrative expense for the period ended June 30, 2010. Total stock-based compensation expense was $1,565,822 and $1,434,036 for the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, the unrecorded deferred stock-based compensation balance related to stock options was $5,841,561, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1.6 years.
The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Period Ended	Year Ended
	June 30,	December 31,
	2010	2009
Volatility	110%	120%
Risk-free interest rate	3.20%	2.93%
Expected life	7.0 years	6.6 years
Expected dividends	0%	0%
The expected life was determined using the simplified method outlined in Staff Accounting Bulletin 111, taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at June 30, 2010 will vest. In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 10 — Warrants
In 2007 and 2009 we issued warrants to purchase shares of our common stock in public and private securities offerings.
Warrant Activity As Of The Six Months Ended June 30, 2010

					Warrant
				Shares of	Shares
				Common Stock	Terminated/
				Issued Upon	Cancelled/
Original		Exercise Price		Exercise	Expired
Number of		per Share of		During the 6	During the 6	Exercisable
Warrant		Common		Months Ended	Months Ended	at June 30,		Termination
Issued		Stock		June 30, 2010	June 30, 2010	2010		Date

300,000		$4.80		(120,000)	—	180,000		December 2012
1,235,000		$2.00		(1,233,741)	(1,259)	0		—
1,235,000		$3.00		(1,157,027)	—	77,973		July 2010(1)
1,235,000		$4.00		(1,106,511)	—	128,489		July 2010(1)
220,000		$1.80		(220,000)	—	0		—
2,619,036	(2)	$3.93	(2)	(212,926)	—	2,406,110		March 2015
2,419,023		$0.01		—	(2,419,023)	0	(3)	—
2,380,942		$2.52		(2,380,942)	—	0		—

Total				(6,431,147)	(2,420,282)	2,792,572

(1)	Subject to call by us under certain conditions.

(2)
The exercise price and number of shares of common stock issuable pursuant to these warrants do not reflect the impact of the Company’s declaration of a special cash dividend to stockholders of record on July 1, 2010. In certain situations, the exercise price and number of shares issuable pursuant to each outstanding Series I Warrant will be adjusted based on certain price-based formulas. The foregoing description is subject to, and qualified in its entirety by, the form of warrant filed with the SEC as an exhibit to our Current Report on Form 8-K on September 3, 2009.

(3)	These warrants were to become exercisable under certain conditions. Those conditions were not met, and accordingly, these warrants terminated on January 14, 2010.
During the six months ended June 30, 2010, we received aggregate proceeds from the exercise of warrants of approximately $16,730,000.

Note 11 — Litigation
We commenced a patent infringement lawsuit against Microsoft Corporation in February 2007 and a second patent infringement lawsuit in March 2010.
On May 14, 2010, we entered into a Settlement and License Agreement with Microsoft to settle all claims asserted by us against Microsoft. Pursuant to the Microsoft Settlement, Microsoft paid us $200,000,000 in June 2010 and we dismissed both lawsuits and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents. The license will not impact our plans to operate a Secure Domain Name Service. The foregoing description of the Microsoft settlement is not complete and is qualified in its entirety by reference to the complete terms of the Settlement and License Agreement, by and between VirnetX, Inc. and the Microsoft Corporation, dated as of May 14, 2010, a copy of which is attached to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as Exhibit 10.01. We have requested confidential treatment for certain portions of this agreement which have been redacted and provided separately to the U.S. Securities and Exchange Commission. On May 25, 2010 and June 1, 2010 all claims asserted by us against Microsoft with respect to the Microsoft litigation were dismissed with prejudice by the U.S. District Court for the Eastern District of Texas, Tyler Division.
On May 18, 2010, Microsoft filed notices with the U.S. Patent and Trademark office, or USPTO, to end its challenges, commenced in December 2009, of the validity of certain of our patents.
On June 16, 2010, the USPTO confirmed all our claims in our U.S. Patent No. 6,502,135 and U.S. Patent No. 7,188,180 as patentable and valid and closed all reexamination proceedings for these patents.
Note 12 — Cash Dividend
On June 15, 2010, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of the Company’s common stock to holders of record on July 1, 2010. A total amount of $23.6 million was paid to stockholders on July 15, 2010 in connection with this special cash dividend.

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
Company Overview
We are developing and commercializing software and technology solutions for securing real-time communications over the Internet. Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, enabling users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks. We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world. Our software and technology solutions provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer and remote desktop. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end users to enter any encryption information.
Our portfolio of intellectual property is the foundation of our business model. We currently have twelve patents in the United States and eight international patents, as well as several pending U.S. and foreign patent applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in operating systems and network security. On December 2, 2009, we declared to the 3GPP (3rd Generation Partnership Project) that our U.S. and international patents are or may be essential to Long Term Evolution (LTE) and 4G wireless specifications. We believe that we will hold the majority of 4G essential patents related to Series 33 specifications that define security standards for LTE/4G and are prepared to license the use of our patents for incorporation into 4G related products such as chips, servers, smartphones, tablets, netbooks, laptop computers, etc. Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC. SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. We acquired this patent portfolio in 2006, and it now serves as the foundation of our licensing business and planned service offerings. We expect to continue to derive the majority of our revenue from license fees and royalties associated with these patents. We also intend to continue our research and development efforts to further strengthen and expand our patent portfolio, and over time, we plan to leverage this portfolio to develop a product suite that can be sold to original equipment manufacturers, or OEMs, enterprise customers and developers.

Microsoft Corporation is our first licensee and has been granted a worldwide, irrevocable, nonexclusive, non-sublicenseable fully paid up license of our patents for Microsoft products. The license will not impact our plans to operate a Secure Domain Name Service. We also intend to license our patents and our GABRIEL Connection Technology™ to manufacturers of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. The leaders in these markets include Alcatel-Lucent, Apple Inc., Avaya Inc., Cisco Systems, Inc., Juniper Networks, Inc., LM Ericsson Telephone Company, Motorola, Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Electronics Co. Ltd. and Sony Ericsson Mobile Communications AB, among others.
The beta testing of our GABRIEL Connection Technology™ has been progressing well and has now become part of our Secure Domain Name Initiative (SDNI) that was announced on April 13, 2010. We have been in active discussions with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) to participate in a design pilot for delivering to end-users and consumers of the Internet and mobile devices the needed and necessary security requirements for the next generation 4G/LTE wireless networks. The pilot will implement our patented Secure Domain Name and our GABRIEL Connection Technology™.
We also intend to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE wireless networks. All 4G mobile devices will require their own individual and unique secure domain name and become part of a secure domain name registry. As part of our licensing strategy, ipCapital Group, a leading advisor on licensing technology and intellectual property, continues to assist us in building relationships with several major potential licensees. Since its founding in 1998, ipCapital Group has supported the licensing efforts of clients across a variety of technologies and markets, resulting in transactions representing several hundred million dollars of value.
We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.
Recent Developments in the Three Months Ended June 30, 2010
On April 27, 2010, we entered into an engagement letter with McKool Smith, a professional corporation, confirming McKool as our lead counsel in our lawsuit filed in March 2010 against Microsoft, as the March 2010 Litigation. In the event of a judgment or settlement of the March 2010 Litigation, we agreed to pay McKool a portion of the total proceeds of the March 2010 Litigation, and a portion of any judgment or settlement paid in our litigation against Microsoft filed in February 2007, as the February 2007 Litigation. Under the April 2010 engagement letter, McKool agreed to represent us at McKool’s standard hourly rates subject to a cap of $7.5 million, plus a contingency fee. As a result of the March 2010 Litigation and February 2007 Litigation being settled together in connection with the Settlement and License Agreement with Microsoft, as further described below, the contingency fee payable to McKool was 10% of the settlement proceeds, plus expenses.
On May 14, 2010, we entered into a Settlement and License Agreement with Microsoft to settle all claims asserted by us against Microsoft in the Microsoft litigation, or the Microsoft Settlement. Pursuant to the Microsoft Settlement, Microsoft agreed to make a one-time cash payment of $200,000,000 to us in exchange for dismissing both lawsuits and a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents. The foregoing description of the Microsoft Settlement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Settlement and License Agreement, by and between VirnetX, Inc. and the Microsoft Corporation, dated as of May 14, 2010, a copy of which is attached to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as Exhibit 10.1. We have submitted a request for confidential treatment for certain portions of the Microsoft Settlement Agreement. Those portions have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.

In connection with the Microsoft Settlement, on May 25, 2010 and June 1, 2010, the District Court entered two Orders of Dismissal whereby all claims asserted by us against Microsoft with respect to the Microsoft litigation were dismissed with prejudice. In addition, on May 18, 2010, Microsoft filed Notices of Non-Participation with the United States Patent and Trademark Office, or USPTO, whereby Microsoft stated that it will not participate further in the Inter Partes Reexamination of certain of our patents.
On June 16, 2010, the USPTO confirmed all our claims in our U.S. Patent No. 6,502,135 and U.S. Patent No. 7,188,180 as patentable and valid and stated that it has closed all Reexamination proceedings for these patents.
Subsequent Events
In June the Board of Directors declared a special cash dividend of $.50 per share to our shareholders of record on July 1, 2010. In connection with the cash dividend, the Board of Directors also approved a cash distribution to holders of stock options under our 2007 Stock Plan. In connection with the July 15, 2010 payments, we paid out approximately $26,157,000 to our stockholders and holders of our stock options.
On July 30, 2010, warrants issued in our January 2009 public offering representing 3,705,000 shares of our common stock expired. All warrants issued to public investors in connection with the January 2009 offering have expired and are no longer outstanding.
Critical Accounting Policies
There were no material changes in the application of the Company’s critical accounting policies since the end of the most recent fiscal year. For further information, see the “Critical Accounting Policies” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board required new disclosures about fair value of financial instruments for interim and annual reporting periods. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchase, sales, issuances and settlements of so-called Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.
For further information, see the “Recent Accounting Pronouncements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

Results of Operations
Three and Six Months Ended June 30, 2010
Compared with Three and Six Months Ended June 30, 2009
Revenue — Royalties
Revenue generated increased to $200,023,392 for the three months ended June 30, 2010, from $7,207 for the three months ended June 30, 2009, and to $200,044,161 for the six months ended June 30, 2010, from $10,361 for the six months ended June 30, 2009. Our revenue in 2009 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.
Our revenue in 2010 was largely attributable to the revenue generated from the Settlement and License Agreement entered into with Microsoft Corporation on May 14, 2010. See Part II, Item 1 “Legal Proceedings” for additional information regarding the Microsoft Settlement.
Royalty Expense
Under our agreements with SAIC, we were obligated to pay SAIC 35% of the proceeds from the settlement of litigation with Microsoft after reduction for costs, including legal fees and expenses, incurred by us and SAIC in connection with the Microsoft litigation. In June we paid SAIC $59,239,274 in connection with our obligations under the SAIC agreements. We remain obligated to make future payments to SAIC equal to a portion of certain revenues we may generate in the future, as described in our Report on Form 10-K dated December 31, 2009.
Research and Development Expenses
Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff. Research and development costs are expensed as incurred.
Our research and development expenses increased by $1,007,130 to $1,227,688 for the three months ended June 30, 2010, from $220,558 for the three months ended June 30, 2009, and to $1,749,923 for the six months ended June 30, 2010, from $442,257 for the six months ended June 30, 2009. This increase is primarily due to increased engineering activities for product development, salary increase and bonuses paid in March 2010 as well as compensation paid to options holders as of June 15, 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.
Our selling, general and administrative expenses increased by $20,740,062 to $24,455,057 for the three months ended June 30, 2010 from $3,714,995 for the three month period ended June 30, 2009, and to $28,410,942 for the six months ended June 30, 2010, from $6,901,684 for the six months ended June 30, 2009. The increase was primarily due to increased legal fees and expenses associated with our Microsoft litigation and the settlement license agreement.
Within selling, general and administrative expenses, legal fees increased by $19,183,919 to $21,548,727 for the three months ended June 30, 2010 from $2,364,808 for the three months ended June 30, 2009, and to $23,665,206 for the six months ended June 30, 2010, from $4,221,197 for the six months ended June 30, 2009. The increase in fees incurred was due primarily to fees and expenses associated with our Microsoft litigation and the settlement license agreement.

Liquidity and Capital Resources
As of June 30, 2010, our cash, cash equivalents and short-term investments totaled $127,179,912.
In the quarter ended June 30, 2010, we received $200,000,000 in cash from Microsoft Corporation in connection with our May 2010 settlement. We have paid $59,239,274 to SAIC, and $20,000,000 to McKool Smith. In July 2010, we paid a special dividend to our common shareholders aggregating $23,598,589. We expect to pay taxes on our taxable income for 2010 and have estimated and accrued a $34,000,000 tax provision. As such, the proceeds of the Microsoft settlement expected to be retained by us are approximately $63,000,000.
Before entering into the Microsoft Settlement, we allocated a large part of our cash and cash equivalents to the fees and expenses associated with the Microsoft litigation. We expect to use the net proceeds expected to be retained by us from the Microsoft settlement to be sufficient to fund our operations and provide working capital for general corporate purposes for at least the next 12 months. We expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology and software.
Off-Balance Sheet Arrangements
None.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we intend to invest in short-term, high-quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our short-term investment would not be a material amount to our financial statements.
ITEM 4 — CONTROLS AND PROCEDURES.
(a) Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS.
We commenced a patent infringement lawsuit against Microsoft Corporation on February 15, 2007, the February 2007 lawsuit, by filing a complaint in the United States District Court for the Eastern District of Texas, Tyler Division, or the District Court. Pursuant to the complaint, we alleged that Microsoft infringes two of our U.S. patents: U.S. Patent No. 6,502,135 B1, entitled “Agile Network Protocol for Secure Communications with Assured System Availability,” and U.S. Patent No. 6,839,759 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network Without User Entering Any Cryptographic Information.” On April 5, 2007, we filed an amended complaint specifying certain accused products at issue and alleging infringement of a third, recently issued U.S. patent: U.S. Patent No. 7,188,180 B2, entitled “Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.” Microsoft answered the amended complaint and asserted counterclaims against us on May 4, 2007. Microsoft counterclaimed for declarations that our patents are not infringed, are invalid and are unenforceable. We filed a reply to Microsoft’s counterclaims on May 24, 2007. We have served our infringement contentions directed to certain of Microsoft’s operating system and unified messaging and collaboration applications. On March 31, 2008, Microsoft filed a motion to dismiss for lack of standing, which was denied by the court pursuant to an order dated June 3, 2008. Also pursuant to that court decision, on June 10, 2008, SAIC joined us in our lawsuit as a plaintiff. On November 19, 2008, the court granted our motion to amend our infringement contentions, permitting us to provide increased specificity and citations to Microsoft’s proprietary documents and source code to support our infringement case against Microsoft’s accused products, including, among other things, Windows XP, Vista, Server 2003, Server 2008, Live Communication Server, Office Communication Server and Office Communicator.
On July 30, 2009, the District Court issued its Markman Order in the Microsoft litigation. On March 16, 2010, the jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents. The jury also found that Microsoft’s patent infringement was willful.
On March 17, 2010, we filed a new complaint against Microsoft, or the March 2010 lawsuit, alleging infringement of U.S. Patent Nos. 6,502,135 and 7,188,180 by Microsoft’s Windows 7 and Windows Server 2008 R2 software products. We refer to the February 2007 lawsuit and the March 2010 lawsuit, collectively, as the Microsoft litigation.
In addition to the legal proceedings discussed above, in December 2009, Microsoft submitted a reexamination request to the United States Patent and Trademark Office, or USPTO, to challenge the validity of certain claims on certain of our patents at issue in connection with the Microsoft litigation. In January 2010, the USPTO confirmed the validity of certain claims, while taking “non-final action” on other of Microsoft’s claims.
On May 14, 2010, we entered into a Settlement and License Agreement with Microsoft to settle all claims asserted by us against Microsoft in the Microsoft litigation, or the Microsoft Settlement. Pursuant to the Microsoft Settlement, Microsoft agreed to make a one-time cash payment of $200,000,000 to us in exchange for dismissing both lawsuits and a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents. The license will not impact our plans to operate a Secure Domain Name Service. The foregoing description of the Microsoft Settlement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Settlement and License Agreement, by and between VirnetX, Inc. and the Microsoft Corporation, dated as of May 14, 2010, a copy of which is attached to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as Exhibit 10.1. We have submitted a request for confidential treatment for certain portions of the Microsoft Settlement Agreement. Those portions have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.
On May 25, 2010 and June 1, 2010, the District Court entered two Orders of Dismissal whereby all claims asserted by us against Microsoft with respect to the Microsoft litigation were dismissed with prejudice.
On May 18, 2010, Microsoft filed Notices of Non-Participation with the USPTO, whereby Microsoft stated that it will not participate further in the Inter Partes Reexamination of certain of our patents.
On June 16, 2010, the USPTO confirmed all our claims in our U.S. Patent No. 6,502,135 and U.S. Patent No. 7,188,180 as patentable and valid and stated that it has closed all Reexamination proceedings for these patents.
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
Risks Related to Our Business and Our Industry
We may or may not be able to capitalize on potential market opportunities related to our licensing strategy or our patent portfolio.
Our business strategy calls for us to enter into licensing relationships with the leading companies in our target market in order to reach a larger end-user base than we could reach through direct sales and marketing efforts. Although we entered into a Settlement and License Agreement with Microsoft Corporation, there can be no assurance that we will be able to continue to capitalize on our patent portfolio or any potential market opportunity in the foreseeable future. We have engaged ipCapital Group to help develop our licensing strategy and to introduce us to five potential strategic licensees of our technology. In connection with this engagement, we agreed to pay ipCapital Group 10% of the royalties of each resulting licensing arrangement, up to an aggregate maximum of $2 million per licensee, or $10 million in the aggregate. There can be no assurance that we or ipCapital Group will be successful in these efforts. Our inability to generate licensing revenues associated with the potential market opportunity could result from a number of factors, including, but not limited to:
•	our management team may not have sufficient bandwidth to successfully capitalize on all of the opportunities identified by ipCapital Group;
•	we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms;
•	the validity of certain claims of certain of our patents underlying our licensing opportunity; and
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
We may commence additional legal proceedings against third parties who we believe are infringing on our intellectual property rights, and if we are forced to litigate to defend our intellectual property rights, or to defend claims by third parties against us relating to intellectual property rights, legal fees and court injunctions could adversely affect our financial condition.
Disputes regarding the ownership of technologies and intellectual property rights are common and we may have intellectual property infringement claims against parties similar to those that we pursued against Microsoft Corporation. If we decide to commence actions against any additional parties, doing so may be expensive and time-consuming, which may adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we would be successful in these additional legal proceedings and the existence and outcome of any such litigation could harm our business. In addition, commencing lawsuits may lead to potential counterclaims which may preclude our ability to develop and commercialize our initial products.
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
Regardless of whether these or any future claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs, could jeopardize or substantially delay a successful outcome in any future litigation, and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. In addition to challenges against our existing patents, any of the following could also reduce the value of our intellectual property now, or in the future:
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
The burdens of being a public company may adversely affect our ability to pursue litigation.
As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws. This may have a material adverse affect on management’s ability to effectively and efficiently pursue litigation as well as our other business initiatives. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to future litigation opponents. We may, from time to time, be required to disclose information that will have a material adverse affect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.
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
Next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer and remote desktop may not continue to gain widespread market acceptance. The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:
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

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.
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
Use of the Internet has over-burdened existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service. As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over the traditional telephone networks. If any of these petitions or the relief that they seek is granted, the costs of communicating via online could increase substantially, potentially adversely affecting the growth in the use of online secure communications. Any of these developments could have an adverse effect on our business.
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
The addition of new infrastructure services, networks, vertical categories and affinity websites and the attention they demand, may also strain our management resources. We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Failing to maintain the effectiveness of our internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline.
In the future, our management may identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, as part of our periodic reporting obligations. Such deficiencies could include those arising from turnover of qualified personnel or arising as a result of acquisitions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that our management can conclude on an ongoing basis that we have effective internal controls. We also may not be able to retain an independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner. Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls ineffective if we are unable to remediate on a timely basis. If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports which could cause our stock price to decline.
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

Risks Related to Our Stock
We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.
Although we paid a special cash dividend to holders of our common stock with a record date of July 1, 2010, we do not have any plans to continue paying dividends in the foreseeable future. Instead, we currently intend to retain any future earnings for funding growth. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.
The exercise of our outstanding warrants may result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.
The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of July 30, 2010, we had outstanding warrants to purchase an aggregate of 2,814,002 shares of common stock, including (i) the warrant to purchase 180,000 shares of common stock issued to the underwriter of our December 2007 sale of common shares and warrants, (ii) the warrants to purchase 2,634,002 shares of common stock (as adjusted as a result of the declaration of a special cash dividend on July 1, 2010) underlying the Series I Warrants issued pursuant to our September 2009 private placement transaction. See Note 10 “Warrants” to the financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the adjustment feature of the Series I Warrants. To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Additionally, the issuance of up to 3,090,254 shares of common stock issuable upon exercise of vested stock options and other stock awards outstanding as of July 30, 2010 pursuant to our stock incentive plan may further dilute our existing stockholders’ voting interest.
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
Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile. Over the past year the market price of our common stock has experienced significant fluctuations. Between December 31, 2008 and June 30, 2010, the reported last sale price for our common stock has ranged from $7.00 to $1.06 per share. We expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:
•	developments in any then-outstanding litigation;
•	quarterly variations in our operating results;
•	large purchases or sales of common stock;
•	actual or anticipated announcements of new products or services by us or competitors;
•	general conditions in the markets in which we compete; and
•	economic and financial conditions.

Because ownership of our common shares is concentrated, investors may have minimal influence on stockholder decisions.
As of June 30, 2010, our executive officers and directors beneficially owned an aggregate of 9,426,120 shares, or approximately 20% of our then outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. As a result, our existing officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.
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

In addition, the provisions of Section 203 of the Delaware General Corporate Law govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
These and other provisions in our amended and restated certificate of incorporation, our By-laws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.
Our business and ability to grow are subject to risks associated with the ongoing financial crisis and weak global economy.
The continuing turmoil in the financial markets and weak global economy impacts our ability to enter into licensing and other customer agreements. Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition, and results of operations may be significantly negatively affected.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We had no issuance of unregistered securities during the three months ended June 30, 2010.

ITEM 6 — EXHIBITS.

Exhibit
Number	Description

10.1	Settlement and License Agreement, by and between Microsoft Corporation, a Washington corporation, and VirnetX, Inc., a Delaware corporation.(1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Pursuant to a request for confidential treatment, portions of Exhibit 10.1 have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.

*	Furnished herewith.

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
William E. Sliney
Chief Financial Officer (Principal Accounting and Financial Officer)
Date: August 9, 2010

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Settlement and License Agreement, by and between Microsoft Corporation, a Washington corporation, and VirnetX, Inc., a Delaware corporation.(1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.

*	Furnished herewith.