Form 10-Q
period 2010-09-30
VirnetX Holding Corp
filed 2010-11-08
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5615 Scotts Valley Drive, Suite 110 Scotts Valley, California	95066
(Address of Principal Executive Offices)	(Zip Code)

(831) 438-8200
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2010 was 48,840,172.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,548,759	$2,011,470
Accounts receivable, net	---	6,842
Prepaid expense and other current assets	129,658	43,863
Total current assets	74,678,417	2,062,175
Property and equipment, net	21,156	23,430
Intangible and other assets	120,000	156,000
Deferred tax benefit	2,600,000	---
Total assets	$77,419,573	$2,241,605
Current liabilities:
Accounts payable and accrued liabilities	$404,359	$4,478,325
Income tax liability	7,200,000	—
Current portion of long-term obligation	—	40,000
Total current liabilities	7,604,359	4,518,325
Long-term obligation, net of current portion	—	120,000
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized 10,000,000 shares issued and outstanding: 0 shares at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.0001 per share
Authorized 100,000,000 shares, issued and outstanding: 47,682,130 shares at September 30, 2010 and 39,750,927 at December 31, 2009, respectively	4,768	3,975
Additional paid in capital	55,037,594	33,730,217
Retained earnings (Deficit accumulated during the development stage)	14,772,852	(36,130,912)
Total stockholders’ equity (deficit)	69,815,214	(2,396,720)
Total liabilities and stockholders’ equity	$77,419,573	$2,241,605

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Revenue — royalties	$15,538	$3,233
Operating expense:
Research and development	192,587	215,243
General, selling and administrative	2,256,515	2,412,101
Total operating expense	(2,449,102)	(2,627,344)
Loss from operations	(2,433,564)	(2,624,111)
Interest and other income, net	79,830	1,360
Loss before taxes	(2,353,734)	(2,622,751)
Income tax benefit	(200,000)	—
Net Loss	$(2,153,734)	$(2,622,751)
Basic loss per share:	$(0.05)	$(0.07)
Diluted loss per share:	$(0.05)	$(0.07)
Weighted average shares outstanding basic	47,427,288	37,264,263
Weighted average shares outstanding dilutive	51,771,964	37,264,263
Dividends declared per common share	$0.00	$0.00

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue — royalties	$200,059,699	$13,594
Operating expense:
Royalty expense	59,239,274	—
Research and development	1,942,510	657,499
General, selling and administrative	30,667,457	9,313,786
Total operating expense	(91,849,241)	(9,971,285)
Income (loss) from operations	108,210,458	(9,957,691)
Interest and other income, net	92,744	4,832
Income (loss) before taxes	108,303,202	(9,952,859)
Income taxes	33,800,000	—
Net Income (loss)	$74,503,202	$(9,952,859)
Basic earnings (loss) per share:	$1.68	$(0.27)
Diluted earnings (loss) per share:	$1.56	$(0.27)
Weighted average shares outstanding basic	44,306,040	37,264,263
Weighted average shares outstanding dilutive	47,668,761	37,264,263
Dividends declared per common share	$0.50	$0.00

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net Income (loss)	$74,503,202	$(9,952,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,473,349	2,232,876
Depreciation and amortization	44,218	47,999
Deferred tax benefit	(2,600,000)	---
Changes in assets and liabilities:
Receivables and other current assets	(78,951)	100,993
Accounts payable and accrued liabilities	3,126,034	2,534,586
Net cash provided (used) by operating activities	77,467,852	(5,036,405)
Cash flows from investing activities:
Purchase of property and equipment	(5,943)	(3,430)
Net cash used in investing activities	(5,943)	(3,430)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	(160,000)	(44,000)
Payment of dividend	(23,599,439)	---
Proceeds from exercise of options	282,625	—
Proceeds from exercise of warrants	18,552,194	—
Proceeds from sale of common stock	—	8,642,928
Net cash (used) provided by financing activities	(4,924,620)	8,598,928
Net increase in cash and cash equivalents	72,537,289	3,559,093
Cash and cash equivalents, beginning of period	2,011,470	457,155
Cash and cash equivalents, end of period	$74,548,759	$4,016,248
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$29,200,000	$5,373
Cash paid during the period for interest	$10,000	$6,000
Supplemental disclosure of noncash investing and financing activities:

See accompanying notes to condensed consolidated financial statements

Index

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

Our principal business activities to date are our efforts to commercialize our patent portfolio, and our primary source of significant revenue has been from the Settlement and License Agreement we entered into with Microsoft Corporation on May 14, 2010, or the Settlement. We also conduct the remaining activities of PASW, Inc., which are generally limited to the collection of royalties on certain internet-based communications by a wholly owned Japanese subsidiary of PASW pursuant to the terms of a single license agreement. The revenue generated by this agreement is not significant.

The company is no longer considered to be in the development stage as principal operations have commenced and significant revenues have been recognized. As such, the cumulative amounts and other disclosure required for development stage companies are omitted in the September 30, 2010 quarterly statements.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the VirnetX Holding Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding for a period. Diluted earnings per share is based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, warrants, restricted stock and other equity awards under our VirnetX Holding Corporation 2007 Stock Plan, or the plan.

Index

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin 104. We are a licensor of software and generate revenue primarily from the one-time sale of licensed software. Generally, revenue is recognized upon shipment of licensed software. For multiple element arrangements, the license fee is allocated to the various elements based on fair value.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of six months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. The balances are insured by the Federal Deposit Insurance Corporation (FDIC). During the period ended September 30, 2010 we had, at times, funds that were uninsured. The uninsured balance at September 30, 2010 was in excess of approximately $5,700,000. We have not experienced any losses on our deposits of cash and cash equivalents.

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

We adopted Accounting for Uncertainty in Income Taxes using the prospective method allowed by Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The adoption of ASC Topic 740, Income Taxes, did not have a material impact on our financial statements.

Fair Value of Financial Instruments

Carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, notes payable and accrued liabilities approximate their fair values due to their short maturities.

Index

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

Note 4 — Patent Portfolio

As of September 30, 2010, we had 12 issued U.S. and eight issued foreign technology related patents, in addition to pending U.S. and foreign patent applications. The terms of our issued U.S. and foreign patents expire during the period from 2019 to 2024. Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC. Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations. With respect to revenue-generating activities within our field of use, minimum annual royalty payments of $50,000 were due beginning in 2008 but as of June 30, 2010 we have met our maximum royalty payment. SAIC is also entitled under certain circumstances to receive a portion of the proceeds from revenues, monies or any form of consideration paid to VirnetX for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

Note 5 — Income Taxes

The Company had pre-tax income during the nine months ended September 30, 2010 for the first time since inception. The components of income tax expense are as follows:

	September 30, 2010	September 30, 2009
Current	$36,400,000	$	---
Deferred	(2,600,000)		---
Total	$33,800,000	$	---

A reconciliation of the federal statutory rate to the Company’s effective rate was as follows:

	September 30, 2010	September 30, 2009
Tax provision (benefit at statutory rate)	$37,900,000	$	---
State taxes, net of federal benefit	5,000,000		---
Change in deferred tax allowance	(9,500,000)		---
Other	400,000		---
Total	$33,800,000	$	---

Prior to the nine months ended September 30, 2010, the tax benefit of the Company’s net operating loss carryforwards were fully reserved as utilization was uncertain.

	September 30, 2010	September 30, 2009
Deferred tax benefit of net operating loss carryforwards	$1,500,000		$10,500,000
California franchise tax deduction	2,700,000		---
Other	3,800,000		500,000
Subtotal	8,000,000		11,000,000
Less utilization allowance	(5,400,000)		(11,000,000)
Total	$2,600,000	$	---

Index

Note 6 — Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012. We recognize rent expense on a straight-line basis over the term of the lease.

For the Year	Minimum Required Lease Payments in Period
October 1 through December 31, 2010	$14,520
2011	59,242
2012	30,202
$103,964

Note 7 — Stock Plan

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

There were 5,042,892 options outstanding at September 30, 2010 and 5,785,790 at December 31, 2009 with an average exercise price of $3.24 and $2.57 respectively. As of September 30, 2010, there were 1,103,479 shares available to be granted under the Plan.

During the period from January 1, 2010 through September 30, 2010, 1,056,649 options were exercised.

Note 8 — Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date. The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expense for the period ended September 30, 2010. Total stock-based compensation expense was $2,473,349 and $2,232,876 for the nine months September 30, 2010 and 2009, respectively.

As of September 30, 2010, the unrecorded deferred stock-based compensation balance related to stock options was $4,934,034, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1.4 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Period Ended September 30, 2010	Year Ended December 31, 2009
Volatility	110%	120%
Risk-free interest rate	3.66%	2.93%
Expected life	7.0 years	6.6 years
Expected dividends	0%	0%

Index

The expected life was determined using the simplified method outlined in Staff Accounting Bulletin 111, taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of the life cycle. We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at September 30, 2010 will vest. In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 9 — Warrants

In 2007 and 2009 we issued warrants to purchase shares of our common stock in public and private securities offerings.

Warrant Activity as of the Nine Months Ended September 30, 2010

Original Number of Warrants Issued	Exercise Price per Common Share		Exercisable at December 31, 2009	Became Exercisable		Exercised	Terminated / Cancelled / Expired	Adjustment	Exercisable at September 30, 2010	Termination

300,000	$4.80		300,000	-		(192,000)	-	-	108,000	December 2012
1,235,000	$2.00	(1)	1,235,000	-		(1,233,741)	(1,259)	-	-	n/a
1,235,000	$3.00	(1)	1,235,000	-		(1,235,000)	-	-	-	n/a
1,235,000	$4.00	(1)	1,235,000	-		(1,235,000)	-	-	-	n/a
220,000	$1.80		220,000	-		(220,000)	-	-	-	n/a
2,619,036	$3.93	(2)	-	2,619,036	(2)	(212,926)	-	(2,406,110)	-	n/a
	$3.59	(2)	-	2,406,110		(195,307)	-	241,029	2,451,832	March 2015
2,419,023	$0.01	(3)	-	-		-	(2,419,023)	-	-	n/a
2,380,942	$2.52		2,380,942	-		(2,380,942)	-	-	-	n/a

Total						(6,904,916)	(2,420,282)		2,559,832

(1)	Subject to call by us under certain conditions.
(2)
Represents the exercise price and number of shares of common stock issuable as adjusted to reflect the impact of the Company’s payment of a special cash dividend to stockholders of record on July 1, 2010.

(3)	These warrants were exercisable under certain conditions. Those conditions were not met, and accordingly, these warrants terminated.

Index

Note 10 — Litigation

We commenced two patent infringement lawsuits against Microsoft Corporation in February 2007 and March 2010.

On May 14, 2010, we entered into a Settlement and License Agreement with Microsoft to settle all claims asserted by us against Microsoft. Pursuant to the Settlement, Microsoft paid us $200,000,000 in June 2010 and we dismissed both lawsuits and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents. The license will not impact our plans to operate a secure domain name service. The foregoing description of the Settlement is not complete and is qualified in its entirety by reference to the complete Settlement and License Agreement, by and between VirnetX, Inc. and the Microsoft Corporation, dated as of May 14, 2010, a copy of which was filed with the SEC on Form 10-Q for the quarter ended June 30, 2010. On May 25, 2010 and June 1, 2010 all claims asserted by us against Microsoft with respect to the Microsoft litigation were dismissed with prejudice by the U.S. District Court for the Eastern District of Texas, Tyler Division, respectively.

On May 18, 2010, Microsoft filed notices with the U.S. Patent and Trademark office, or USPTO, to end its challenges, commenced in December 2009, of the validity of certain of our patents.

On June 16, 2010, the USPTO confirmed all of our claims in our U.S. Patent No. 6,502,135 and U.S. Patent No. 7,188,180 as patentable and valid and closed all reexamination proceedings for these patents.

On August 11, 2010, we filed a complaint against Aastra USA, Inc., Aastra Technologies Ltd., Apple Inc., Cisco Systems, Inc., NEC Corporation, and NEC Corporation of America in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint includes allegations of patent infringement regarding five patents owned by VirnetX. In its complaint, VirnetX seeks both damages and injunctive relief.

Note 11 — Special Cash Dividend

On June 15, 2010, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of the Company’s common stock to holders of record on July 1, 2010.

Index

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management. Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties. See “Risk Factors” for a discussion of these risks and uncertainties. The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this report. Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to, among other things, the factors listed under “Risk Factors,” and other factors included from time to time in our filings with the Securities and Exchange Commission, or SEC. For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “indicate,” “emerge” and “possible” or similar statements or variations of such terms, including the negative form of such terms, are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

Our portfolio of intellectual property is the foundation of our business model. We currently have twelve patents in the United States and eight international patents, as well as several pending U.S. and foreign patent applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in operating systems and network security. On December 2, 2009, we declared to the (3rd Generation Partnership Project) or 3GPP that our U.S. and international patents are or may be essential to Long Term Evolution or (LTE) and 4G wireless specifications. We believe that we will hold the majority of 4G essential patents related to Series 33 specifications that define security standards for LTE/4G and are prepared to license the use of our patents for incorporation into 4G related products such as chips, servers, smartphones, tablets, netbooks, laptop computers, etc. Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC. SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. We acquired this patent portfolio in 2006, and it now serves as the foundation of our licensing business and planned service offerings. We expect to continue to derive the majority of our revenue from license fees and royalties associated with these patents. We also intend to continue our research and development efforts to further strengthen and expand our patent portfolio, and over time, we plan to leverage this portfolio to develop a product suite that can be sold to original equipment manufacturers, or OEMs, enterprise customers and developers.

Index

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

The beta testing of our GABRIEL Connection Technology™ has been progressing well and has now become part of our Secure Domain Name Initiative, or (SDNI), that was announced on April 13, 2010. We have been in active discussions with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) to participate in a design pilot for delivering to end-users and consumers of the Internet and mobile devices the needed and necessary security requirements for the next generation 4G/LTE wireless networks. The pilot will implement our patented Secure Domain Name and our GABRIEL Connection Technology™.

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

Recent Developments in the Three Months Ended September 30, 2010

In June 2010, the Board of Directors declared a special cash dividend of $.50 per share ($24,600,000 in the aggregate) to our shareholders of record on July 1, 2010. This amount was paid in July 2010.

        On August 11, 2010, we filed a complaint against Aastra USA, Inc., Aastra Technologies Ltd., Apple Inc., Cisco Systems, Inc., NEC Corporation and NEC Corporation of America in the United States District Court of the Eastern District of Texas, Tyler Division, seeking both damages and injunctive relief. The complaint includes allegations of patent infringement regarding five patents owned by us.  (See Legal Proceedings)

Critical Accounting Policies

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

Index

Results of Operations

Three and Nine Months Ended September 30, 2010
Compared with Three and Nine Months Ended September 30, 2009

Revenue — Royalties

Revenue generated increased to $15,538 for the three months ended September 30, 2010, from $3,233 for the three months ended September 30, 2009, and to $200,059,699 for the nine months ended September 30, 2010, from $13,594 for the nine months ended September 30, 2009. Our revenue in 2009 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary. We expect the revenue from this license to decrease substantially in the future. We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Our revenue in 2010 was largely attributable to the revenue generated from the Settlement and License Agreement entered into with Microsoft Corporation on May 14, 2010. See Part II, Item 1 “Legal Proceedings” for additional information regarding the Microsoft Settlement.

Royalty Expense

There was no royalty expense for the three months ended September 30, 2010 and September 30, 2009. Royalty expense  increased to $59,239,274 for the nine months ended September 30, 2010 from $0.00 for the nine months ended September 30, 2009.

 Under our agreements with SAIC, we were obligated to pay SAIC 35% of the proceeds from the settlement of litigation with Microsoft after reduction for costs, including legal fees and expenses, incurred by us and SAIC in connection with the Microsoft litigation. In June 2010 we paid SAIC $59,239,274 in connection with our obligations under the SAIC agreements. We remain obligated to make future payments to SAIC equal to a portion of certain revenues we may generate in the future, as described in our Annual Report on Form 10-K dated December 31, 2009.

Index

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses decreased by $22,656 to $192,587 for the three months ended September 30, 2010, from $215,243 for the three months ended September 30, 2009, and increased to $1,942,510 for the nine months ended September 30, 2010, from $657,499 for the nine months ended September 30, 2009. This increase is primarily due to increased engineering activities for product development, salary increase and bonuses paid in March 2010 as well as compensation paid to options holders as of June 15, 2010, in connection with the special cash dividend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses decreased by $155,586 to $2,256,515 for the three months ended September 30, 2010 from $2,412,101 for the three month period ended September 30, 2009, and increased to $30,667,457 for the nine months ended September 30, 2010, from $9,313,786 for the nine months ended September 30, 2009. The increase was primarily due to increased legal fees and expenses associated with our Microsoft litigation and the settlement license agreement, as well as bonuses paid in March 2010 and compensation paid to options holders as of June 15, 2010, in connection with the special cash dividend

Within selling, general and administrative expenses, legal fees decreased by $396,147 to $727,799 for the three months ended September 30, 2010 from $1,123,946 for the three months ended September 30, 2009, and increased to $24,401,902 for the nine months ended September 30, 2010, from $5,346,143 for the nine months ended September 30, 2009. The increase in fees incurred was due primarily to fees and expenses associated with our Microsoft litigation and the settlement license agreement.

Liquidity and Capital Resources

As of September 30, 2010, our cash, cash equivalents and short-term investments totaled $74,548,759.

Before entering into the Microsoft Settlement, we allocated a large part of our cash and cash equivalents to the fees and expenses associated with the Microsoft litigation. We expect that our cash and cash equivalents as of September 30, 2010 to be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses including the expenses for the new complaint against Aastra USA, Inc., Aastra Technologies Ltd., Apple Inc., Cisco Systems, Inc., NEC Corporation, and NEC Corporation of America filed on Form 8-K on August 12, 2010, for at least the next 36 months. While we do not expect a significant increase in revenue in the near term similar to that associated with the increase in revenue during the three months ended June 30, 2010 as a result of the Settlement, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and Secure domain name registry in the United States and other markets around the world over the long term. Investors should not expect the Company to receive revenues for the new complaint unless and until the new complaint is resolved in the Company’s favor.

Off-Balance Sheet Arrangements

None.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we intend to invest in short-term, high-quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to increase or decrease by 100 basis points, the change in the fair market value of our short-term investments would not be material.

Index

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.

On August 11, 2010, we filed a complaint against Aastra USA, Inc., Aastra Technologies Ltd., Apple Inc., Cisco Systems, Inc., NEC Corporation, and NEC Corporation of America in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint includes allegations of patent infringement regarding five patents owned by VirnetX. In its complaint, VirnetX seeks both damages and injunctive relief.

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

ITEM 1A — RISK FACTORS.

You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q before making any investment in the offered securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occurs, you could lose substantial value or your entire investment in the Company.

Risks Related to Our Business and Our Industry

We may or may not be able to capitalize on potential market opportunities related to our licensing strategy or our patent portfolio.

In order to capitalize on our patent portfolio, our business strategy calls for us to enter into licensing relationships with the leading companies in our target market in order to reach a larger end-user base than we could reach through direct sales and marketing efforts. Although we entered into a Settlement and License Agreement with Microsoft Corporation, there can be no assurance that we will be able to continue to capitalize on our patent portfolio or any potential market opportunity in the foreseeable future. We have engaged ipCapital Group to help develop our licensing strategy and to introduce us to five potential strategic licensees of our technology. In connection with this engagement, we agreed to pay ipCapital Group 10% of the royalties of each resulting licensing arrangement, up to an aggregate of $2 million per licensee, or $10 million in the aggregate. There can be no assurance that we or ipCapital Group will be successful in these efforts. Our inability to generate licensing revenues associated with the potential market opportunity could result from a number of factors, including, but not limited to:

•	our management team may not have sufficient bandwidth to successfully capitalize on all of the opportunities identified by ipCapital Group;

Index

•	we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms; and

•	Challenges to the validity of certain of our patents underlying our licensing opportunities.

We can provide no assurance that we will be successful in pursuing our business plan of commercializing our patents and technology.

We expect to depend on our intellectual property licensing fees for the majority of our revenues. Our ability to generate licensing fees is dependent on mainstream market adoption of real-time communications based on Session Initiation Protocol or using DNS lookup protocols as well as customer adoption of our GABRIEL Communication Technology™ and our secure domain name registry. We cannot assure you that we will succeed in building a profitable business based on our business plan.

There has been increased competition for security solutions in the real-time communications industry, as more companies seek to provide products and services similar to our proposed products and services, and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.

We expect competition for our products and services to be intense. We expect to compete directly against other companies offering similar security products and services that will compete directly with our proposed products and services. We also expect that we will compete against established vendors within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties. For the foreseeable future, substantially all of our competitors are likely to be larger, better-financed companies that may develop products superior to our proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitors. Generally, these competitors have:

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

Index

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

The burdens of being a public company may adversely effect our ability to pursue litigation.

As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws. This may have a material adverse effect on management’s ability to effectively and efficiently pursue litigation as well as our other business initiatives. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to future litigation opponents. We may, from time to time, be required to disclose information that will have a material adverse affect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

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

Index

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

Index

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

Index

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

We expect that in the future, a significant portion of our revenues will be generated from a limited number of customers. There can be no guarantee that we will be able to obtain such customers, or if we do so, to sustain our revenue levels from these prospective customers. If we are not able to establish, maintain or replace the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

Index

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

Index

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

Index

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

Index

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

The exercise of our outstanding warrants or stock options may result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of September 30, 2010, we had outstanding warrants to purchase an aggregate of 2,559,832 shares of common stock. To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Additionally, the issuance of up to 4,317,199 shares of common stock issuable upon exercise of vested stock options and other stock awards outstanding as of September 30, 2010 pursuant to our stock incentive plan may further dilute our existing stockholders’ voting interest.

In addition to the dilutive effects described above, the exercise of those securities would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Index

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile. Over the past years the market price of our common stock has experienced significant fluctuations. Between December 31, 2008 and September 30, 2010, the reported last sale price for our common stock has ranged from $14.68 to $1.06 per share. We expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:

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

As of September 30, 2010, our executive officers and directors beneficially owned an aggregate of 8,386,533 shares, or approximately 17.6% of our then outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index

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

Index

ITEM 6 — EXHIBITS.

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Index

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
William E. Sliney
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 8, 2010

Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*