Form 10-Q/A
period 2009-09-30
VirnetX Holding Corp
filed 2011-01-31
CIK 1082324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5615 Scotts Valley Drive, Suite 110 Scotts Valley, California	95066
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (831) 438-8200

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 6, 2009 was 39,750,927.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended September 30, 2009 originally filed by VirnetX Holding Corporation (the “Company”) with the Securities and Exchange Commission (“SEC”) on November 9, 2009.  The following items have been amended:

•	Part I — Item 1.	Financial Statements;

•	Part I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4.	Controls and Procedures

•	Part II — Item 1A.	Risk Factors; and

•	Part II — Item 6.	Exhibits

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on January 31, 2011, the Company’s Audit Committee determined on January 25, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments.  Please refer to Note 2, “Restatements” to the Notes to Condensed Consolidated Financial Statements.

The Company has performed a re-assessment of the Series I Warrants to purchase 2,619,036 shares of common stock that were issued in connection with its September 2009 private placement and has concluded that the Series I Warrants are liabilities within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), because the Series I Warrants contain a provision requiring a weighted average adjustment to the exercise price of the Series I Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

The following tables (in thousands, except per share amounts) show the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2009 and condensed consolidated statements of operations for the nine month period ended September 30, 2009:

	9/30/2009
	As Previously Reported	As Restated
Liabilities and stockholders’ deficit
Current Liabilities
Warrant liability	$—	$6,869
Total current liabilities	$4,244	$11,113

Stockholders’ Deficit
Additional paid-in capital	$32,931	$26,062
Accumulated deficit	$(33,001)	$(33,001)
Total stockholders’ deficit	$(66)	$(6,935)
Total liabilities and stockholders’ deficit	$4,298	$4,298

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q.  This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on November 9, 2009.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Restatement of 2009 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ended September 30, 2009.  On January 25, 2011, the Company determined that certain provision in ASC 815-40, which was effective January 1, 2009, were not, but should have been applied to the Series I Warrants issued in a private placement transaction in September 2009.  The application of these certain provisions resulted in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$4,016,248	$457,155
Accounts receivable, net	—	1,154
Prepaid expense and other current assets	90,008	189,847
Total current assets	4,106,256	648,156

Property and equipment, net	23,994	32,565
Intangibles	168,000	204,000
Deferred offering costs	—	94,261
Total assets	$4,298,250	$978,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,203,919	$1,669,333
Current portion of long-term obligation	40,000	44,000
Derivative liability	6,869,470	—
Total current liabilities	11,113,389	1,713,333

Long-term obligation, net of current portion	120,000	160,000

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares; issued and outstanding: 0 shares at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.0001 per share, authorized 100,000,000 shares, issued and outstanding:39,750,927 shares at September 30, 2009 and 34,899,985 at December 31, 2008, respectively	3,975	3,489
Additional paid-in capital	26,061,906	22,150,321
Deficit accumulated during the development stage	(33,001,020)	(23,048,161)
Total stockholders’ deficit	(6,935,139)	(894,351)
Total liabilities and stockholders’ deficit	$4,298,250	$978,982

See accompanying notes to condensed consolidated financial statements

Index

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

Index

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

Index

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.  The accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.  The information contained in this quarterly report on Form 10-Q/A should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 31, 2009.

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At September 30, 2009, we had a deficit accumulated in the development stage of $33,001,020.  Management believes that the second half 2009 average monthly cash requirement to fund our business is unlikely to change materially from our 2009 first half cash flow rate.  Although our average monthly cash requirement has been consistent for the past nine months, we anticipate that our lawsuit against Microsoft, with its related trial, will increase our monthly cash out flow.  As a result, we anticipate that our existing cash and cash equivalents will be insufficient to fund our operations through April 2010.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Restatement

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on January 31, 2011, the Company’s Audit Committee determined on January 25, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments.

Index

The Company has performed a re-assessment of the Series I Warrants to purchase 2,619,036 shares of common stock that were issued in connection with its September 2009 private placement and has concluded that the Series I Warrants are liabilities within the scope of ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), because the Series I Warrants contain a provision requiring a weighted average adjustment to the exercise price of the Series I Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

The following table (in thousands, except per share amounts) shows the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2009.

	9/30/2009
	As Previously Reported	As Restated
Liabilities and stockholders’ deficit
Current Liabilities
Warrant liability	$—	$6,869
Total current liabilities	$4,244	$11,113

Stockholders’ Deficit
Additional paid-in capital	$32,931	$26,062
Accumulated deficit	$(33,001)	$(33,001)
Total stockholders’ deficit	$(66)	$(6,935)
Total liabilities and stockholders’ deficit	$4,298	$4,298

Note 3 — Formation and Business of the Company

VirnetX Holding Corporation, a Delaware corporation (“we,” “us,” “our” or the “Company”) is a development stage company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging (“IM”) and voice over internet protocol (“VoIP”).

In July 2007, we effected a merger between PASW, Inc., a company which had at the time of the merger, publicly traded common stock with limited operations, and VirnetX Inc., which became our principal operating subsidiary.  As a result of this merger, the former security holders of VirnetX Inc. came to own a majority of our outstanding common stock.

Under generally accepted accounting principles in the United States, the accompanying financial statements have been prepared as if VirnetX Inc., a company whose inception date was August 2, 2005 and who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007.  Accordingly, the accompanying statements of operations include the operations of VirnetX Inc. from August 2, 2005 to September 30, 2009 and the operations of PASW, Inc. from July 5, 2007 to September 30, 2009.  The historical share activity of VirnetX Inc. has been retroactively restated to account for the 12.454788-to-one exchange rate which was applicable to certain convertible instruments as explained in Note 11 and Note 12 to our Annual Report on Form 10-K/A for the year ended December 31, 2008 and for our one-for-three reverse stock split which was implemented on October 29, 2007.

Index

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

Note 4 - Fair Value of Financial Instruments

Carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, notes payable and accrued liabilities approximate their fair values due to their short maturities.

The Company’s liabilities measured at fair value on a recurring basis were determined using the following inputs:

		Fair Value Measurements at September 30, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants	$6,869,470	$-	$-	$6,869,470
Total	$6,869,470	$-	$-	$6,869,470

Beginning September, 2009, the Company carried its embedded Series I Warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Binomial valuation model.  As of September 30, 2009, the assumptions used in the valuation of the embedded derivative of the Series I Warrants with an exercise price of $3.93, as well as the Company’s stock price of $2.89, discount rate of 2.29%, and volatility of 147%.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance December 31, 2008	$0
Net effect of implementing liability accounting for warrants	6,869,470
Total unrealized loss
Included in earnings	0
Settlements	0
Balance September 30, 2009	$6,869,470

Note 5 — Earnings Per Share

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

Note 6 — Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605 Revenue Recognition (formerly Staff Accounting Bulletin 104).  We are a licensor of software and generate revenue primarily from the one-time sales of licensed software.  Generally, revenue is recognized when persuasive evidence of an arrangement exists, upon shipment of the licensed software, the price is fixed or determinable and collectability is reasonably assured.  For multiple element license arrangements, the license fee is allocated to the various elements based on fair value.

Note 7 — Patent Portfolio

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

Index

Note 8 — Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease.

For the Period	Minimum Required Lease Payments in Period
October 1 through December 31, 2009	$12,778
2010	54,595
2011	59,242
2012	30,202
$156,817

Note 9 — Stock Plan

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

Note 10 — Stock-Based Compensation

We account for equity instruments issued to employees at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instruments vest.

Index

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

Note 11 — Warrants

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

Index

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

The Series I Warrants issued in connection with the September 2009 issuance are rights to purchase an aggregate of approximately 3,246,959 shares of the Company’s common stock over a 5-year term at an exercise price equal to 125% of the price per share paid in the private placement (i.e., $3.93 per share), subject to anti-dilution protection that could reduce the exercise price to 100% of the closing price of our common stock on September 2, 2009 (i.e., $3.17 per share) if the Company completes other financings while the Series I Warrants are outstanding at a price per share less than the exercise price per share of the Series I Warrants.  The Series I Warrants are not exercisable until six months following the closing of the private placement and expire on fifth anniversary of the closing of the private placement.  Aside from the anti-dilution adjustment associated with the exercise price premium, the Series I Warrants are not subject to any further adjustments with respect to the exercise price or number of shares covered.  In connection with the September 2009 private placement, we issued one of the Series I Warrants to purchase 238,094 shares of our common stock with an exercise price of $3.93 per share to the placement agent in the private placement.  The warrant issued to the placement agent in September 2009 will expire 5 years after issuance.  The Series I Warrants are deemed to be a derivative liability due to certain of the anti dilution features.  As such, the warrants are recorded at fair value, using the Binomial valuation model, and a liability of $6,869,470 was recorded, and paid in capital was reduced by the same amount.  This liability will be revalued each reporting period and gains and losses will be recognized in the statement of operations.  The liability will be reduced, and paid in capital increased as the shares are exercised.  Any remaining liability will be recognized as a gain when the warrants expire.

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

Index

At the Warrant Exercise Date, the Series III Warrants provide the investors a 60-day right to purchase an additional $6.0 million of common stock from the Company at $2.52 per share.  The Series III Warrants are not subject to any adjustments with respect to the exercise price or number of shares covered.

The descriptions of the Series I Warrant, the Series II Warrant, the Series III Warrant, and the placement agent warrant in this Quarterly Report on Form 10-Q/A are summaries only and are qualified in their entirety by reference to Exhibits 4.1, 4.2, and 4.3 filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Note 12 — Litigation

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

Index

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

Index

Note 13 — Subsequent Event

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

This Quarterly Report on Form 10-Q/A, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management.  Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  See “Risk Factors” for a discussion of these risks and uncertainties.  The following discussion should be read in conjunction with and is qualified in its entirety by reference to our condensed consolidated financial statements included elsewhere in this report.  Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).  For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should” “could,” “estimate,” “appear,” “based on,” “may,” “intend,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

As used herein, “we,” “us,” “our,” or the “Company” means VirnetX Holding Corporation, together with its consolidated subsidiaries where applicable.

Company Overview

We are a development stage company focused on commercializing a patent portfolio for securing real-time communications over the Internet.  These patents were acquired by our principal operating subsidiary, VirnetX Inc., from Science Applications International Corporation (“SAIC”), SAIC is a FORTUNE 500(R) scientific, engineering, and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health.

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

Index

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

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 per share (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment, on an automatic cashless exercise basis with an exercise price of $0.01 per share and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share.  See Note 9 to the financial statements included in this Quarterly Report on Form 10-Q/A for further discussion of the terms of the warrants issued in the private placement.

Index

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

Index

Results of Operations

Three and Nine months ended September 30, 2009
Compared with Three and Nine months ended September 30, 2008

Restatement of 2009 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ending September 30, 2009.  On January 25, 2011, the Company determined that ASC 815-40, which was effective January 1, 2009, should have been applied to the Series I Warrants issued in a private placement transaction in September 2009, resulting in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

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

Index

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

Index

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

Index

During fiscal year 2008, the cash flow for our operations was approximately $8,064,000 (an average of approximately $672,000 per month).  During the first three quarters of 2009, our cash used in operating activities averaged $559,601 per month.  We anticipate that our average monthly cash requirement to fund our operations in the fourth quarter of 2009 is unlikely to change materially from the cash flow rate of our first three quarters of 2009.  As a result, we anticipate that our cash balance at September 30, 2009 of $4,016,248 will be insufficient to fund our operations through April 2010.  We anticipate that our monthly cash requirements for the fourth quarter of 2009 will include our expenditures for:

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

Index

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 — CONTROLS AND PROCEDURES

(a)           Disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

However, in connection with the filing of this amended quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that a material weakness existed with respect to the Company’s reporting of complex, non-routine transactions (the Series I Warrants) as of the end of the period covered by this quarterly report on Form 10-Q/A.  This weakness was a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series I Warrants, which required the restatement of our condensed consolidated financial statements as of and for the nine months ended September 30, 2009 covered by this quarterly report on Form 10-Q/A.

(b)           Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Index

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

In the near term, we will dedicate significant time and resources to the Microsoft litigation.  The risks associated with such dedication of time and resources are set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q/A.

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

ITEM 1A — RISK FACTORS

You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q/A before making any investment in the offered securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in the offered securities.

Risks Related to the Restatements

We have identified a material weakness in our internal control over financial reporting and our failure to maintain the effectiveness of our internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline.

When we determined that we were required to restate our financial statements for the fiscal quarter ended September 30, 2009, along with the fiscal year ended December 31, 2009 and the fiscal quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, our management identified material deficiencies regarding the design and effectiveness of our system of internal control over financial reporting with respect to the Company’s method of accounting for the Series I Warrants. Although the effects of the restatement did not effect our statement of cash flows, if we fail to successfully remediate this weakness, it could diminish our ability to accurately report our results of operations or financial position and to meet our financial reporting obligations in a timely manner and could cause our stock price to decline.

Index

Risks Related To Existing and Future Litigation

We have commenced legal proceedings against Microsoft, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

On February 15, 2007, we initiated a lawsuit by filing a complaint against Microsoft in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft infringes two of our patents regarding the creation of virtual private networks (“VPNs”).  We seek damages and injunctive relief.  On April 5, 2007, we filed an amended complaint, pursuant to which we allege that Microsoft infringes a third patent.  On February 17, 2009, a Markman hearing on claim construction was conducted and on July 30, 2009, the court issued its Markman Order.  Although we believe that the court adopted certain interpretations in the Markman Order that are favorable to us, we cannot assure you that the litigation will result in an outcome that is favorable to our company or our stockholders.

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

Index

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

We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until our patent portfolio, or part of it, is commercialized.  We may need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.  Our inability to generate sufficient cash flow or raise other funds to meet our expenses, obligations and sustain our operations raises substantial doubt about our ability to continue as a going concern.  See the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q/A for additional information.

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

Index

•	sales and marketing;

•	research and development;

•	personnel; and

•	general business enhancements.

We need to significantly increase our revenue if we are to attain profitability and there is no assurance that we will be able to do so.  As discussed in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, in the event that we are unable to achieve profitability or raise sufficient funding to cover our losses in the near term, we will be unable to meet our expenses and obligations as they come due, and this raises substantial doubts as to our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our business plan for commercializing our patents and technology is new and unproven, and therefore we can provide no assurance that we will be successful in pursuing it.

We intend to develop products to provide a security platform for real-time communications; however, this is not a defined market.  We expect to depend on our intellectual property licensing fees for the majority of our revenues.  Our ability to generate licensing fees is highly dependent on mainstream market adoption of real-time communications based on SIP or using DNS lookup protocols as well as customer adoption of our GABRIEL Communication Technology(TM) and our secure domain name registry.  We cannot assure you that customers will adopt our products and services, or that we will succeed in building a profitable business based on our business plan.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

The fair value of accounting for our Series I Warrants as derivative liabilities may materially impact our results of our operations in future periods.

In connection with the restatement of our financial results to correct the accounting for the Series I Warrants, we recorded the Series I Warrants as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”  These derivative liabilities are reported at fair value each reporting period with changes in the fair value recognized as gain or loss for each reporting period thereafter. An increase in our stock price or changes in the stock price volatility or other assumptions could result in change to our warrant liability and a non-cash gain or loss and could materially impact our results of operations in future periods.

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

Index

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

Index

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 per share (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction)(the “Series I Warrants”), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment as described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”) and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).  The common stock issued and the shares of common stock issuable upon exercise of the Warrants will be registered pursuant to a registration statement filed with the SEC (the “Registration Statement”).  We filed a Registration Statement on Form S-3 (File No. 333-162145) with the SEC on September 25, 2009 to cover the common stock issued and the shares of common stock issuable upon exercise of the warrants, but the SEC has not declared such Registration Statement effective.

Index

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

The descriptions of the Series I Warrant, the Series II Warrant, the Series III Warrant, and the placement agent warrant in this Quarterly Report on Form 10-Q/A are summaries only and are qualified in their entirety by reference to Exhibits 4.1, 4.2, and 4.3 filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Index

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
______________________
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

Date: January 31, 2011