Form 10-Q/A
period 2010-03-31
VirnetX Holding Corp
filed 2011-01-31
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5615 Scotts Valley Drive, Suite 110 Scotts Valley, California (Address of principal executive offices)	95066 (Zip Code))

Registrant’s telephone number, including area code: (831) 438-8200

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

EXPLANATORY NOTE

          This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended March 31, 2010, originally filed by VirnetX Holding Corporation (the “Company”) with the Securities and Exchange Commission (“SEC”) on May 7, 2010. The following items have been amended:

●	Part I — Item 1.	Financial Statements;

●	Part I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part I — Item 4.	Controls and Procedures

●	Part II — Item 1A.	Risk Factors; and

●	Part II — Item 6.	Exhibits

          As disclosed in a Current Report on Form 8-K the Company filed with the SEC on January 31, 2011, the Company’s Audit Committee determined on January 25, 2011, that the Company’s previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments. Please refer to Note 2, “Restatements” to the Notes to Condensed Consolidated Financial Statements.

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

          The following tables (in thousands, except per share amounts) show the effects of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2010 and condensed consolidated statements of operations for the three month period ended March 31, 2010:

	3/31/2010			3/31/2010
	As previously reported	As Restated		As previously reported	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)			INCOME FROM OPERATIONS	$21	$21
CURRENT LIABILITIES			Losses from derivative liability	$-	$(4,444)
Warrant liability	$-	$10,626	Total other income	$1	$1
TOTAL CURRENT LIABILITIES	$2,201	$12,827	NET LOSS	$(4,456)	$(8,900)
STOCKHOLDERS’ DEFICIT			BASIC LOSS PER SHARE	$(0.11)	(0.23)
Additional paid in capital	$43,099	$36,359	DILUTED LOSS PER SHARE	$(0.11)	(0.23)
Accumulated deficit	$(40,587)	$(44,473)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$2,516	$(8,110)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,802	$4,802

          Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q. This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on May 7, 2010.

VIRNETX HOLDING CORPORATION

-ii-

Index

PART I — FINANCIAL INFORMATION

ITEM 1.  — FINANCIAL STATEMENTS

Restatement of 2010 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ended March 31, 2010.  On January 25, 2011, the Company determined that certain provisions in ASC 815-40, which was effective January 1, 2009, were not, but should have been applied to the Series I Warrants issued in a private placement transaction in September 2009.  The application of these certain provisions resulted in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2009
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,551,737	$2,011,470
Accounts receivable, net	12,593	6,842
Prepaid expense and other current assets	71,043	43,863
	4,635,373	2,062,175
Property and equipment, net	22,166	23,430
Intangible and other assets	144,000	156,000
	$4,801,539	$2,241,605
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,165,184	$4,478,325
Current portion of long-term obligation	36,000	40,000
Derivative liability	10,625,524	6,311,091
Total current liabilities	12,826,708	10,829,416
Long-term obligation, net of current portion	84,000	120,000
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares; issued and outstanding: 0 shares at March 31, 2010 and December 31, 2009, respectively
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares; issued and outstanding:
43,698,414 shares at March 31, 2010 and 39,750,927 at December 31, 2009, respectively	4,370	3,975
Additional paid-in capital	36,359,275	26,860,747
Deficit accumulated during the development stage	(44,472,814)	(35,572,534)
Total stockholders’ deficit	(8,109,169)	(8,707,812)
Total liabilities and stockholders’ deficit	$4,801,539	$2,241,605

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2010 (Restated)	Three Months Ended March 31, 2009	For the period August 2, 2005 (Date of Inception) to March 31, 2010 (Restated)
Revenue — royalties	$20,769	$3,154	$814,063
Operating expense:
Research and development	522,235	221,699	3,526,120
General and administrative	3,955,885	3,186,690	37,436,826
Total operating expense	(4,478,120)	(3,408,389)	(40,962,946)
Loss from operations	(4,457,351)	(3,405,235)	(40,148,883)
Loss on change in value of embedded derivative and warrants	(4,444,242)		(4,444,242)
Interest and other income, net	1,313	2,227	120,311
Net loss	$(8,900,280)	$(3,403,008)	$(44,472,814)
Basic and diluted loss per share	$(0.23)	$(0.09)
Weighted average shares outstanding	40,095,183	37,016,763

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2010 (Restated)	Three Months Ended March 31, 2009	Cumulative Period from August 2, 2005 (Date of Inception) to March 31, 2010 (Restated)
Cash flows from operating activities:
Net loss	$(8,900,280)	$(3,403,008)	(45,031,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	789,401	683,784	8,334,167
Depreciation and amortization	14,868	15,670	172,902
Changes in assets and liabilities:
Receivables and other current assets	(32,931)	(5,502)	(193,131)
Other assets	—	—	94,263
Accounts payable and accrued liabilities	(2,313,141)	454,018	2,165,392
Derivative loss	4,444,242	—	4,444,242
Net cash used in operating activities	(5,997,841)	(2,255,038)	(30,013,357)
Cash flows from investing activities:
Purchase of property and equipment	(1,603)	—	(86,030)
Cash acquired in acquisition	—	—	14,009
Net cash used in investing activities	(1,603)	—	(72,021)
Cash flows from financing activities:
Issuance of notes payable	—	—	250,000
Repayment of notes payable	—	—	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,147,625
Proceeds from issuance of restricted stock	—	—	2,180
Proceeds from advance from preferred stockholders	—	—	230,000
Proceeds from exercise of options	—	—	30,000
Proceeds from convertible debt	—	—	1,500,000
Payment of royalty obligation less imputed interest	(40,000)	(44,000)	(132,000)
Proceeds from sale of common stock	8,579,711	3,367,925	31,859,310
Net cash provided by financing activities	8,539,711	3,323,925	34,637,115
Net increase in cash and cash equivalents	2,540,267	1,068,887	4,551,737
Cash and cash equivalents, beginning of period	2,011,470	457,155	—
Cash and cash equivalents, end of period	$4,551,737	$1,526,042	$4,551,737
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$2,173	$12,174
Cash paid during the period for interest	$10,000	$6,000	$63,252
Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$—	$—	$230,000
Royalty obligation assumed to obtain intangible assets	$—	$—	$252,000

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

These financial statements are prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At March 31, 2010, we had a deficit accumulated in the development stage of $44,472,814.  Management believes that the cash balance at March 31, 2010 will be insufficient to fund our operations for longer than through the end of our third quarter of 2010.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Restatement

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on January 31, 2011, the Company’s Audit Committee determined on January 25, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements which were previously recorded as equity instruments.

The Company has performed a re-assessment of the Series I Warrants to purchase 2,619,036 shares of common stock that were issued in connection with its September 2009 private placement and has concluded that the Series I Warrants are liabilities within the scope of ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), because the Series I Warrants contain a provision requiring a weighted average adjustment to the exercise price of the Series I Warrants if the Company were to issue common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

Index

The following table (in thousands, except per share amounts) show the effects of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2010 and condensed consolidated statements of operation for the three month period ended March 31, 2010:

	3/31/2010			3/31/2010
	As Previously Reported	As Restated		As Previously Reported	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)			INCOME FROM OPERATIONS	$21	$21
CURRENT LIABILITIES			Losses from derivative liability	$-	$(4,444)
Warrant liability	$-	$10,626	Total other income	$1	$1
TOTAL CURRENT LIABILITIES	$2,201	$12,827	NET LOSS	$(4,456)	$(8,900)
STOCKHOLDERS’ DEFICIT			BASIC LOSS PER SHARE	$(0.11)	(0.23)
Additional paid in capital	$43,099	$36,359	DILUTED LOSS PER SHARE	$(0.11)	(0.23)
Accumulated deficit	$(40,587)	$(44,473)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$2,516	$(8,110)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,802	$4,802

Note 3 — Formation and Business of the Company

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

Under GAAP, the accompanying financial statements  have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007.  Accordingly, the accompanying statement of operations includes the operations of VirnetX, Inc. from August 2, 2005 to December 31, 2009 and the operations of PASW, Inc. from July 5, 2007 to December 31, 2009.  The historical share activity of VirnetX, Inc. has been retroactively restated to account for the 12.454788 to one exchange rate which was applicable to certain convertible instruments in Note 11 and Note 12 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 and for our one for three reverse stock split which was implemented on October 29, 2007.

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

Index

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

These financial statements have been prepared on the basis that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At March 31, 2010, we had a deficit accumulated in the development stage of approximately $44,472,814. Management is anticipates incurring net losses, continued negative cash flows from operations and a continued working capital deficit during 2010.  These conditions and the uncertainty of the Microsoft litigation raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Note 4 — Earnings Per Share

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

Note 5 — Revenue Recognition

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

Note 6 — Patent Portfolio

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

Note 7 - Fair Value of Financial Instruments

Carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, notes payable, and accrued liabilities approximate their fair values due to their short maturities.  The carrying amount of our minimum royalty payment obligation approximates fair value because it is recorded at a discounted calculation.

Index

The Company’s liabilities measured at fair value on a recurring basis were determined using the following inputs:

		Fair Value Measurements at March 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants	$10,625,524	$—	$—	$10,625,524
Total	$10,625,524	$—	$—	$10,625,524

Beginning September 2009, the Company carried its embedded Series I Warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Binomial valuation model.  As of June 30, 2010, the assumptions used in the valuation of the embedded derivative of the Series I Warrants with an exercise price of $3.93, as well as the Company’s stock price of $4.80, discount rate of 2.55%, and volatility of 123%.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance December 31, 2009	$6,311,092
Total unrealized loss
included in earnings	4,444,242
Settlements	(129,810)
Balance March 31, 2010	$10,625,524

Note 8 — Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease.

For the Year	Minimum Required Lease Payments in Period
April 1 through December 31, 2010	$41,817
2011	59,242
2012	30,202
$131,261

Note 9 — Stock Plan

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

Index

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

Index

Note 11 — Warrants

In 2007 and 2009, we issued warrants to purchase our common stock in connection with various transactions.  As of and for the three month period ended March 31, 2010:

	Number of Warrants
	Activity For The Three Months Ended March 31, 2010
Original Number of Warrants Issued	Exercise Price per Common Share		Exercisable at December 31, 2009	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2010	Termination
266,667	$0.75		33,896	—	—	—	33,896	2012
300,000	$4.80		300,000	—	—	—	300,000	2012
1,235,000	$2.00		1,235,000	—	(1,233,741)	(1,259)	—	n/a
1,235,000	$3.00		1,235,000	—	(120,193)	—	1,114,807	July 2010 (1)
1,235,000	$4.00		1,235,000	—	(12,000)	—	1,223,000	July 2010 (1)
200,000	$1.80		220,000	—	(169,000)	—	51,000	January 2014
2,380,942	$3.93	(2)	—	2,380,942	(31,610)	—	2,349,332	March 2015
2,419,023	$0.01		—	—	—	—	—	(3)
2,380,942	$2.52		2,380,942	—	2,380,942	—	—	n/a
Total			6,639, 838	2,380 ,942	(3,947,486)	(1,259)	5,072,035

(1)	Subject to earlier call by the Company under certain conditions.
(2)	Subject to adjustment.
(3)	These warrants were to become exercisable under certain conditions, if those conditions existed prior to January 14, 2010.
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

Index

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

Index

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

Index

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

Recent Developments

On April 27, 2010, we entered into an engagement letter with McKool Smith, a professional corporation, or McKool, confirming McKool as our lead counsel in our lawsuit filed in March 2010 against Microsoft, or the March 2010 Litigation. In the event of a judgment or settlement of the March 2010 Litigation, we have agreed to pay McKool a portion of the total proceeds of the March 2010 Litigation, and a portion of any judgment or settlement paid in our litigation against Microsoft filed in February 2007, or the February 2007 Litigation. Under the April 2010 engagement letter, McKool has agreed to represent us in the March 2010 Litigation at McKool’s standard hourly rates subject to a cap of $7.5 million, plus either (1) a contingency fee of 8% of the litigation proceeds from the March 2010 Litigation, if the March 2010 Litigation is settled independently of the February 2007 Litigation, or (2) if the March 2010 Litigation and February 2007 Litigation are settled together, a total of 10% of the settlement proceeds would be payable to McKool pursuant to the two outstanding engagement letters that we have entered into with McKool. McKool’s out-of-pocket expenses are not capped pursuant to the April 2010 engagement letter but are estimated to be approximately $1.5 million. A copy of the April 2010 engagement letter with McKool is attached to this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010. We have submitted a request for confidential treatment for certain portions of the engagement letter. Those portions have been redacted and have been provided separately to the SEC.

Index

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

Results of Operations

Three Months Ended March 31, 2010
Compared with Three Months Ended March 31, 2009

Restatement of 2010 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ending March 31, 2010.  On January 25, 2011, the Company determined that certain provisions in ASC 815-40, which was effective January 1, 2009, were not, but should have been applied to the Series I Warrants issued in a private placement transaction in September 2009.  The application of these certain provisions resulted in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

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

Other Income/Expense

The Company recognized approximately $4,444,000 in non-cash loss related to the periodic revaluation of its Series I Warrants.  This non operating expense is a result of the Company’s stock price increasing making the outstanding warrants more valuable.  There were no derivative instruments in the same period for the prior year.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Index

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

Index

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

On April 27, 2010, we entered into an engagement letter McKool Smith, confirming McKool as our lead counsel in our lawsuit filed in March 2010 against Microsoft, or the March 2010 Litigation. In the event of a judgment or settlement of the March 2010 Litigation, we have agreed to pay McKool a portion of the total proceeds of the March 2010 Litigation, and a portion of any judgment or settlement paid in the February 2007 Litigation. Under the April 2010 engagement letter, McKool has agreed to represent us in the March 2010 Litigation at McKool’s standard hourly rates subject to a cap of $7.5 million, plus either (1) a contingency fee of 8% of the litigation proceeds from the March 2010 Litigation, if the March 2010 Litigation is settled independently of the February 2007 Litigation, or (2) if the March 2010 Litigation and February 2007 Litigation are settled together, a total of 10% of the settlement proceeds would be payable to McKool. McKool’s out-of-pocket expenses are not capped pursuant to the April 2010 engagement letter but are estimated to be approximately $1.5 million. A copy of the April 2010 engagement letter with McKool is attached to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 7, 2010. We have submitted a request for confidential treatment for certain portions of the engagement letter. Those portions have been redacted and have been provided separately to the Securities and Exchange Commission.

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

However, in connection with the filing of this amended quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that a material weakness existed with respect to the Company’s reporting of complex, non-routine transactions (the Series I Warrants) during and as of the end of the period covered by this quarterly report on Form 10-Q/A.  This weakness was a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series I Warrants, which required the restatement of our consolidated balance sheet as of December 31, 2010 and statements of operations and cash flows for the three months ended March 31, 2010 covered by this amended quarterly report on Form 10-Q/A.

Index

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

Index

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

When we determined that we were required to restate our financial statements for the fiscal quarter ended March 31, 2010, along with the fiscal year ended December 31, 2009 and the fiscal quarters ended September 30, 2009, June 30, 2010 and September 30, 2010, our management identified material deficiencies regarding the design and effectiveness of our system of internal control over financial reporting with respect to the Company’s method of accounting for the Series I Warrants.  Although the effects of the restatement did not effect our cash flows, if we fail to successfully remediate this weakness, it could diminish our ability to accurately report our results of operations or financial position and to meet our financial reporting obligations in a timely manner and could cause our stock price to decline.

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

On March 17, 2010, we filed a new complaint against Microsoft alleging that Microsoft’s Windows 7 and Windows Server 2008 R2 software products infringe two of our patents. We refer to the February 2007 and March 2010 lawsuits collectively in this Quarterly Report on Form 10-Q/A as the Microsoft litigation. Similar to the lawsuit we filed against Microsoft in February 2007, we cannot assure you that the March 2010 lawsuit will result in a final outcome that is favorable to our company or our stockholders.

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

Index

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

We are a development stage company with a very small amount of revenue and do not expect to generate additional revenues unless and until our patent portfolio, or part of it, is commercialized. We may need to raise additional capital to fund our operations and our litigation against Microsoft and there can be no assurance that we will be successful in doing so on acceptable terms or at all.  Our inability to generate sufficient cash flow or raise other funds to meet our expenses, obligations and sustain our operations raises substantial doubt about our ability to continue as a going concern. As reported in this Quarterly Report on Form 10-Q/A, our management believes that the cash balance at March 31, 2010 will be insufficient to fund operations for longer than the third quarter 2010.

We anticipate incurring operating losses and negative cash flows for the foreseeable future resulting in uncertainty of future profitability and limitations on our operations.

We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we increase our expenditures for:

●	the Microsoft litigation;

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

In connection with the restatement of our financial results to correct the accounting for the Series I Warrants, we recorded the Series I Warrants as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”  These derivative liabilities are reported at fair value each reporting period with changes in the fair value recognized as gain or loss for each reporting period thereafter. An increase in our stock price or changes in the stock price volatility or other assumptions could result in changes to our warrant liability and a non-cash gain or loss and could materially impact our results of operations in future periods.

Index

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

Index

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

Index

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no issuance of unregistered securities during the three months ended March 31, 2010.

Index

ITEM 6 — EXHIBITS.

Exhibit Number	Description
10.1	Engagement Letter effective as of April 27, 2010, by and between McKool Smith, a professional corporation and the Company (1)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)
Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.  Incorporated by reference from Registrant’s Quarterly report on Form 10-Q for the fiscal year ended March 31, 2010 as filed with the SEC on May 7, 2010.

*	Filed herewith.
**	Furnished herewith.

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
William E. Sliney
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: January 31, 2011

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1	Engagement Letter effective as of April 27, 2010, by and between McKool Smith, a professional corporation and the Company (1)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)
Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.  Incorporated by reference from Registrant’s Quarterly report on Form 10-Q for the fiscal year ended March 31, 2010 as filed with the SEC on May 7, 2010.

*	Filed herewith.
**	Furnished herewith.