Form 10-Q/A
period 2010-06-30
VirnetX Holding Corp
filed 2011-01-31
CIK 1082324

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

Commission file number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	Identification Number)

5615 Scotts Valley Drive, Suite 110
Scotts Valley, California	95066
(Address of principal executive offices)	(Zip Code))

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended June 30, 2010 originally filed by VirnetX Holding Corporation (the “Company”) with the Securities and Exchange Commission (“SEC”) on August 9, 2010.  The following items have been amended:

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

The Company has performed a re-assessment of the Series I Warrants to purchase 2,619,036 shares of common stock that were issued in connection with its September 2009 private placement and has concluded that the Series I Warrants are liabilities within the scope of Accounting Standards Codification 815 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815 40”), formerly Emerging Issues Task Force Issue No. 07 05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07 05”), because the Series I Warrants contain a provision requiring a weighted average adjustment to the exercise price of the Series I Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

The following tables (in thousands, except per share amounts) show the effects of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2010 and condensed consolidated statements of operations for the six month period ended June 30, 2010:

	6/30/2010			6/30/2010
	As previously reported	As Restated		As previously reported	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY			INCOME FROM OPERATIONS	$200,044	$200,044
CURRENT LIABILITIES			Losses from derivative liability	$-	$(6,981)
Warrant liability	$-	$12,302	Total other income	$13	$13
TOTAL CURRENT LIABILITIES STOCKHOLDERS’ EQUITY	$58,170	$70,472	NET INCOME	$76,657	$69,676
			BASIC EARNINGS PER SHARE	$1.79	1.63
Additional paid in capital	$52,298	$46,420	DILUTED EARNINGS PER SHARE	$1.69	1.54
Accumulated deficit	$16,928	$10,505
TOTAL STOCKHOLDERS’ EQUITY	$69,230	$56,928
TOTAL LIABILITIES AND STOCHOLDERS’ EQUITY	$127,400	$127,400

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q.  This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on August 9, 2010.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Restatement of 2010 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ended June 30, 2010.  On January 25, 2011, the Company determined that certain provisions in ASC 815-40, which was effective January 1, 2009, were not, but should have been applied to the Series I Warrants issued in a private placement transaction in September 2009.  The application of these provisions resulted in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

VIRNETX HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$127,179,912	$2,011,470
Accounts receivable, net	7,717	6,842
Prepaid expense and other current assets	61,601	43,863
Total current assets	127,249,230	2,062,175
Property and equipment, net	19,240	23,430
Intangible and other assets	132,000	156,000
Total assets	$127,400,470	$2,241,605
LIABILITIES AND STOCKHOLDERS’ (EQUITY)
Current liabilities:
Accounts payable and accrued liabilities	$572,115	$4,478,325
Income tax liability	34,000,000	—
Accrued dividend	23,599,000	—
Current portion of long-term obligation	—	40,000
Derivative liability	12,301,651	6,311,091
Total current liabilities	70,472,766	10,829,416
Long-term obligation, net of current portion	—	120,000
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share Authorized 10,000,000 shares issued and outstanding: 0 shares at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.0001 per share Authorized 100,000,000 shares, issued and outstanding: 47,195,477 shares at June 30, 2010 and 39,750,927 at December 31, 2009, respectively	4,720	3,975
Additional paid in capital	46,419,312	26,860,747
Retained earnings (Deficit accumulated during the development stage)	10,503,672	(35,572,534)
Total stockholders’ equity	56,927,704	(8,707,812)
Total liabilities and stockholders’ equity	$127,400,470	$2,241,605

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(Restated)
Revenue — royalties	$200,023,392	$7,207
Operating expense:
Royalty expense	59,239,274	—
Research and development	1,227,688	220,558
General, selling and administrative	24,455,057	3,714,995
Total operating expense	(84,922,019)	(3,935,553)
Income (loss) from operations	115,101,373	(3,928,346)
Loss on derivatives	(2,537,488)	—
Interest and other income, net	11,601	1,244
Income (loss) before taxes	112,575,486	(3,927,102)
Income taxes	34,000,000	—
Net Income (loss)	$78,575,486	$(3,927,102)
Basic earnings (loss) per share:	$1.78	$(0.11)
Diluted earnings (loss) per share:	$1.67	$(0.11)
Weighted average shares outstanding basic	44,277,422	37,369,985
Weighted average shares outstanding dilutive	47,266,249	37,369,985

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(Restated)
Revenue — royalties	$200,044,161	$10,361
Operating expense:
Royalty expense	59,239,274	—
Research and development	1,749,923	442,257
General, selling and administrative	28,410,942	6,901,684
Total operating expense	(89,400,139)	(7,343,941)
Income (loss) from operations	110,644,022	(7,333,580)
Loss from derivatives	(6,981,731)	—
Interest and other income, net	12,914	3,471
Income (loss) before taxes	103,675,205	(7,330,109)
Income taxes	34,000,000	—
Net Income (loss)	$69,675,205	$(7,330,109)
Basic earnings (loss) per share:	$1.63	$(0.20)
Diluted earnings (loss) per share:	$1.54	$(0.20)
Weighted average shares outstanding basic	42,720,896	36,974,239
Weighted average shares outstanding dilutive	45,248,343	36,974,239

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(Restated)
Cash flows from operating activities:
Net Income (loss)	$69,675,205	$(7,330,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,565,822	1,434,036
Change in value of derivative liability	6,981,731	---
Depreciation and amortization	29,794	19,738
Changes in assets and liabilities:
Receivables and other current assets	(18,612)	(24,574)
Accounts payable and accrued liabilities	30,093,790	2,537,993
Net cash provided (used) by operating activities	108,327,730	(3,362,916)
Cash flows from investing activities:
Purchase of property and equipment	(1,603)	(3,429)
Net cash used in investing activities	(1,603)	(3,429)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	(160,000)	(44,000)
Proceeds from exercise of options	272,208	—
Proceeds from exercise of warrants	16,730,107	—
Proceeds from sale of common stock	—	3,367,925
Net cash provided by financing activities	16,842,315	3,323,925
Net increase (decrease) in cash and cash equivalents	125,168,442	(42,420)
Cash and cash equivalents, beginning of period	2,011,470	457,155
Cash and cash equivalents, end of period	$127,179,912	$414,735
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$2,173
Cash paid during the period for interest	$10,000	$6,000
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

Index

The following table (in thousands, except per share amounts) show the effects of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2010 and condensed consolidated statement of operations for the six month period ended June 30, 2010:

	6/30/2010			6/30/2010
	As Previously Reported	As Restated		As Previously Reported	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY			INCOME FROM OPERATIONS	$200,044	$200,044
CURRENT LIABILITIES			Losses from derivative liability	$-	$(6,981)
Warrant liability	$-	$12,302	Total other income	$13	$13
TOTAL CURRENT LIABILITIES	$58,170	$70,472	NET INCOME (LOSS)	$76,657	$69,676
STOCKHOLDERS’ EQUITY			BASIC EARNINGS PER SHARE	$1.79	1.63
Additional paid in capital	$52,298	$46,420	DILUTED EARNINGS PER SHARE	$1.69	1.54
Accumulated deficit	$16,928	$10,505
TOTAL STOCKHOLDERS’ EQUITY	$69,230	$56,928
TOTAL LIABILITIES AND STOCHOLDERS’ EQUITY	$127,400	$127,400

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

Note 5 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the VirnetX Holding Company, a development stage enterprise, and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Index

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

Derivative Loss

In accordance with FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (see Note 2), the Company is required to account for the Series I Warrants as derivative liabilities.  The Company is required to mark to market in each reporting quarter the value of the embedded derivative and Series I Warrants. The Company revalues these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and Series I Warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and Series I Warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values will be the value of the Company’s Common Stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

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

Note 6 — Fair Value of Financial Instruments

Carrying amounts of our financial instruments, including cash and cash equivalents, accounts payable, notes payable, and accrued liabilities approximate their fair values due to their short maturities.  The carrying amount of our minimum royalty payment obligation approximates fair value because it is recorded at a discounted calculation.

The Company’s liabilities measured at fair value on a recurring basis were determined using the following inputs:

		Fair Value Measurements at June 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants	$12,301,651	$-	$-	$12,301,651
Total	$12,301,651	$-	$-	$12,301,651

Beginning September 1, 2009, the Company carried its embedded Series I Warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Binomial valuation model.  As of June 30, 2010, the assumptions used in the valuation of the embedded derivative of the Series I Warrants with an exercise price of $3.93, as well as the Company’s stock price of $5.92, discount rate of 1.79%, and volatility of 123%.

Index

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance December 31, 2009	$6,311,091
Total unrealized loss
included in earnings	6,981,731
Settlements	(991,171)
Balance June 30, 2010	$12,301,651

Note 7 — Patent Portfolio

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

Note 8 — Income Taxes

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

Index

Prior to the six months ended June 30, 2010, the tax benefit of the Company’s net operating loss carryforwards were fully reserved as utilization was uncertain.

Deferred tax benefit of net operating loss carryforwards	$1,000,000	$10,500,000
Research and development credits	—	500,000
Subtotal	1,000,000	11,000,000
Less utilization allowance	(1,000,000)	(11,000,000)
Total	$0	$0

Note 9 — Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012. We recognize rent expense on a straight-line basis over the term of the lease.

For the Year	Minimum Required Lease Payments in Period
July 1 through December 31, 2010	$29,040
2011	59,242
2012	30,202
$118,484

Note 10 — Stock Plan

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

Note 11 — Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date. The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Index

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

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Period Ended June 30, 2010	Year Ended December 31, 2009
Volatility	110%	120%
Risk-free interest rate	3.20%	2.93%
Expected life	7.0 years	6.6 years
Expected dividends	0%	0%

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

Note 12 — Warrants

In 2007 and 2009 we issued warrants to purchase shares of our common stock in public and private securities offerings.

Warrant Activity As Of The Six Months Ended June 30, 2010

Original Number of Warrant Issued		Exercise Price per Share of Common Stock		Shares of Common Stock Issued Upon Exercise During the 6 Months Ended June 30, 2010	Warrant Shares Terminated/ Cancelled/ Expired During the 6 Months Ended June 30, 2010	Exercisable at June 30, 2010		Termination Date
300,000		$4.80		(120,000)	—	180,000		December 2012
1,235,000		$2.00		(1,233,741)	(1,259)	0		—
1,235,000		$3.00		(1,157,027)	—	77,973		July 2010(1)
1,235,000		$4.00		(1,106,511)	—	128,489		July 2010(1)
220,000		$1.80		(220,000)	—	0		—
2,619,036	(2)	$3.93	(2)	(212,926)	—	2,406,110		March 2015
2,419,023		$0.01		—	(2,419,023)	0	(3)	—
2,380,942		$2.52		(2,380,942)	—	0		—
Total				(6,431,147)	(2,420,282)	2,792,572
___________________
(1)	Subject to call by us under certain conditions.
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

Index

During the six months ended June 30, 2010, we received aggregate proceeds from the exercise of warrants of approximately $16,730,000.

Note 13 — Litigation

We commenced a patent infringement lawsuit against Microsoft Corporation in February 2007 and a second patent infringement lawsuit in March 2010.

On May 14, 2010, we entered into a Settlement and License Agreement with Microsoft to settle all claims asserted by us against Microsoft. Pursuant to the Microsoft Settlement, Microsoft paid us $200,000,000 in June 2010 and we dismissed both lawsuits and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents. The license will not impact our plans to operate a Secure Domain Name Service. The foregoing description of the Microsoft settlement is not complete and is qualified in its entirety by reference to the complete terms of the Settlement and License Agreement, by and between VirnetX, Inc. and the Microsoft Corporation, dated as of May 14, 2010, a copy of which is attached to this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 as Exhibit 10.01. We have requested confidential treatment for certain portions of this agreement which have been redacted and provided separately to the U.S. Securities and Exchange Commission. On May 25, 2010 and June 1, 2010 all claims asserted by us against Microsoft with respect to the Microsoft litigation were dismissed with prejudice by the U.S. District Court for the Eastern District of Texas, Tyler Division.

On May 18, 2010, Microsoft filed notices with the U.S. Patent and Trademark office, or USPTO, to end its challenges, commenced in December 2009, of the validity of certain of our patents.

On June 16, 2010, the USPTO confirmed all our claims in our U.S. Patent No. 6,502,135 and U.S. Patent No. 7,188,180 as patentable and valid and closed all reexamination proceedings for these patents.

Note 14 — Cash Dividend

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

On May 14, 2010, we entered into a Settlement and License Agreement with Microsoft to settle all claims asserted by us against Microsoft in the Microsoft litigation, or the Microsoft Settlement. Pursuant to the Microsoft Settlement, Microsoft agreed to make a one-time cash payment of $200,000,000 to us in exchange for dismissing both lawsuits and a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents. The foregoing description of the Microsoft Settlement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Settlement and License Agreement, by and between VirnetX, Inc. and the Microsoft Corporation, dated as of May 14, 2010, a copy of which is attached to this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 as Exhibit 10.1. We have submitted a request for confidential treatment for certain portions of the Microsoft Settlement Agreement. Those portions have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.

Index

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

Results of Operations

Three and Six Months Ended June 30, 2010
Compared with Three and Six Months Ended June 30, 2009

Restatement of 2010 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ending June 30, 2010.  On January 25, 2011, the Company determined that certain provisions in ASC 815-40, which was effective January 1, 2009, were not, but should have been applied to the Series I Warrants issued in a private placement transaction in September 2009. The application of these certain provisions resulted in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

Index

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

The Company recognized $6,981,731 in non-cash loss related to the periodic revaluation of its Series I Warrants.  This non operating expense is a result of the Company’s stock price increasing making the outstanding warrants more valuable.  There were no derivative instruments in the same period for the  prior year.

Index

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

However, in connection with the filing of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that a material weakness existed with respect to the Company’s reporting of complex, non-routine tranactions (the Series I Warrants) during and as of the end of the period covered by this quarterly report on Form 10-Q/A.  This weakness was a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series I Warrants, which required the restatement of our consolidated balance sheet as of December 31, 2010 and statements of operations and cash flows for the six months ended June 30, 2010 covered by this quarterly report on Form 10-Q/A.

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

On May 14, 2010, we entered into a Settlement and License Agreement with Microsoft to settle all claims asserted by us against Microsoft in the Microsoft litigation, or the Microsoft Settlement. Pursuant to the Microsoft Settlement, Microsoft agreed to make a one-time cash payment of $200,000,000 to us in exchange for dismissing both lawsuits and a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents. The license will not impact our plans to operate a Secure Domain Name Service. The foregoing description of the Microsoft Settlement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Settlement and License Agreement, by and between VirnetX, Inc. and the Microsoft Corporation, dated as of May 14, 2010, a copy of which is attached to this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 as Exhibit 10.1. We have submitted a request for confidential treatment for certain portions of the Microsoft Settlement Agreement. Those portions have been redacted and have been provided separately to the U.S. Securities and Exchange Commission.

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

Index

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

When we determined that we were required to restate our financial statements for the fiscal quarter ended June 30, 2010, along with the fiscal year ended December 31, 2009 and the fiscal quarters ended September 30, 2009, March 31, 2010 and September 30, 2010, our management identified material deficiencies regarding the design and effectiveness of our system of internal control over financial reporting with respect to the Company’s method of accounting for the Series I Warrants.  Although the effects of the restatement did not effect our cash flows, if we fail to successfully remediate this weakness, it could diminish our ability to accurately report our results of operations or financial position and to meet our financial reporting obligations in a timely manner and could cause our stock price to decline.

Risks Related to Our Business and Our Industry

We may or may not be able to capitalize on potential market opportunities related to our licensing strategy or our patent portfolio.

Index

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

Index

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

Index

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

Index

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

Index

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of July 30, 2010, we had outstanding warrants to purchase an aggregate of 2,814,002 shares of common stock, including (i) the warrant to purchase 180,000 shares of common stock issued to the underwriter of our December 2007 sale of common shares and warrants, (ii) the warrants to purchase 2,634,002 shares of common stock (as adjusted as a result of the declaration of a special cash dividend on July 1, 2010) underlying the Series I Warrants issued pursuant to our September 2009 private placement transaction. See Note 12 “Warrants” to the financial statements included in this Quarterly Report on Form 10-Q/A for additional information regarding the adjustment feature of the Series I Warrants. To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Additionally, the issuance of up to 3,090,254 shares of common stock issuable upon exercise of vested stock options and other stock awards outstanding as of July 30, 2010 pursuant to our stock incentive plan may further dilute our existing stockholders’ voting interest.

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

Index

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

Index

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
_______________
(1)
Pursuant to a request for confidential treatment,  portions of Exhibit 10.1  have been redacted and  have been provided  separately to the U.S.  Securities and Exchange  Commission. A revised redacted copy is re-filed herewith.

*	Furnished herewith.
**	Filed herewith

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
_______________
(1)
Pursuant to a request for confidential treatment,  portions of Exhibit 10.1  have been redacted and  have been provided  separately to the U.S.  Securities and Exchange  Commission. A revised redacted copy is re-filed herewith.

*	Filed herewith.
**	Furnished herewith