Form 10-Q/A
period 2010-09-30
VirnetX Holding Corp
filed 2011-01-31
CIK 1082324

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

Registrant’s telephone number, including area code: (831) 438-8200
(831) 438-8200

 (Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2010 was 48,840,172

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended September 30, 2010, originally filed by VirnetX Holding Corporation (the “Company”) with the Securities and Exchange Commission (“SEC”) on November 8, 2010.  The following items have been amended:

•	Part I — Item 1.	Financial Statements;

•	Part I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4.	Controls and Procedures

•	Part II — Item 1A.	Risk Factors; and

•	Part II — Item 6.	Exhibits

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on January 31, 2011, the Company’s Audit Committee determined on January 25, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included in the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments.  Please refer to Note 2, “Restatements” to the Notes to Condensed Consolidated Financial Statements.

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

The following tables (in thousands, except per share amounts) show the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2010 and condensed consolidated statements of operations for the nine month period ended September 30, 2010:

	9/30/2010			9/30/2010
	As previously recorded	As Restated		As previously recorded	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY			INCOME FROM OPERATIONS	$200,060	$200,060
CURRENT LIABILITIES			Losses from derivative liability	$-	$(30,247)
Warrant liability	$-	$32,943	Total other income (expense)	$93	$93
TOTAL CURRENT LIABILITIES	$7,604	$40,547	NET INCOME	$74,503	$44,256
STOCKHOLDERS’ EQUITY			BASIC EARNINGS PER SHARE	$1.68	1.00
Additional paid in capital	$55,038	$51,784	DILUTED EARNINGS PER SHARE	$1.56	0.93
Accumulated deficit	$14,773	$(14,916)
TOTAL STOCKHOLDERS’ EQUITY	$69,815	$36,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,420	$77,420

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q.  This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on November 8, 2010.

VIRNETX HOLDING CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS.

Restatement of 2010 Financial Statements
As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ended September 30, 2010.  On January 25, 2011, the Company determined that certain provision in ASC 815-40, which was effective January 1, 2009, were not, but should have been applied to the Series I Warrants issued in a private placement transaction in September 2009. The application of these certain provisions resulted in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$74,548,759	$2,011,470
Accounts receivable, net	---	6,842
Prepaid expense and other current assets	129,658	43,863
Total current assets	74,678,417	2,062,175
Property and equipment, net	21,156	23,430
Intangible and other assets	120,000	156,000
Deferred tax benefit	2,600,000	---
Total assets	$77,419,573	$2,241,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$404,359	$4,478,325
Income tax liability	7,200,000	—
Current portion of long-term obligation	—	40,000
Derivative liability	32,943,305	6,311,091
Total current liabilities	40,547,664	10,829,416
Long-term obligation, net of current portion	—	120,000
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized 10,000,000 shares issued and outstanding: 0 shares at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.0001 per share
Authorized 100,000,000 shares, issued and outstanding: 47,682,130 shares at September 30, 2010 and 39,750,927 at December 31, 2009, respectively	4,768	3,975
Additional paid in capital	51,783,479	26,860,747
Accumulated deficit	(14,916,338)	(35,572,534)
Total stockholders’ equity	36,871,909	(8,707,812)
Total liabilities and stockholders’ equity	$77,419,573	$2,241,605

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(Restated)	(Restated)

Revenue — royalties	$15,538	$3,233
Operating expense:
Research and development	192,587	215,243
General, selling and administrative	2,256,515	2,412,101
Total operating expense	(2,499,102)	(2,627,344)
Loss from operations	(2,433,564)	(2,624,111)
Loss from derivative	(23,265,838)	---
Interest and other income, net	79,830	1,360
Loss before taxes	(25,619,572)	(2,622,751)
Income tax benefit	(200,000)	—
Net Loss	$(25,419,572)	$(2,622,751)
Basic loss per share:	$(0.54)	$(0.07)
Diluted loss per share:	$(0.54)	$(0.07)
Weighted average shares outstanding basic	47,427,288	37,264,263
Weighted average shares outstanding dilutive	51,771,964	37,264,263
Dividends declared per common share	$0.00	$0.00

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Restated)	(Restated)
Revenue — royalties	$200,059,699	$13,594
Operating expense:
Royalty expense	59,239,274	—
Research and development	1,942,510	657,499
General, selling and administrative	30,667,457	9,313,786
Total operating expense	(91,849,241)	(9,971,285)
Income (loss) from operations	108,210,458	(9,957,691)
Loss from derivative	(30,247,569)	---
Interest and other income, net	92,744	4,832
Income (loss) before taxes	78,055,633	(9,952,859)
Income taxes	33,800,000	—
Net Income (loss)	$44,255,633	$(9,952,859)
Basic earnings (loss) per share:	$1.00	$(0.27)
Diluted earnings (loss) per share:	$0.93	$(0.27)
Weighted average shares outstanding basic	44,306,040	37,264,263
Weighted average shares outstanding dilutive	47,668,761	37,264,263
Dividends declared per common share	$0.50	$0.00

See accompanying notes to condensed consolidated financial statements

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income (loss)	$44,255,633	$(9,952,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,473,349	2,232,876
Change in value of derivative liability	30,247,569
Depreciation and amortization	44,218	47,999
Deferred tax benefit	(2,600,000)	---
Changes in assets and liabilities:
Receivables and other current assets	(78,951)	100,993
Accounts payable and accrued liabilities	3,126,034	2,534,586
Net cash provided (used) by operating activities	77,467,852	(5,036,405)
Cash flows from investing activities:
Purchase of property and equipment	(5,943)	(3,430)
Net cash used in investing activities	(5,943)	(3,430)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	(160,000)	(44,000)
Payment of dividend	(23,599,439)	---
Proceeds from exercise of options	282,625	—
Proceeds from exercise of warrants	18,552,194	—
Proceeds from sale of common stock	—	8,642,928
Net cash used provided by financing activities	(4,924,620)	8,598,928
Net increase in cash and cash equivalents	72,537,289	3,559,093
Cash and cash equivalents, beginning of period	2,011,470	457,155
Cash and cash equivalents, end of period	$74,548,759	$4,016,248
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$29,200,000	$5,373
Cash paid during the period for interest	$10,000	$6,000
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

The following table (in thousands, except per share amounts) shows the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2010 and condensed consolidated statement of operations and statement of cash flows for the nine month period ended September 30, 2010:

	9/30/2010			9/30/2010
	As previously Reported	As Restated		As previously Reported	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY			INCOME FROM OPERATIONS	$200,060	$200,060
CURRENT LIABILITIES			Losses from derivative liability	$-	$(30,247)
Warrant liability	$-	$32,943	Total other income (expense)	$93	$93
TOTAL CURRENT LIABILITIES	$7,604	$40,547	NET INCOME	$74,503	$44,256
STOCKHOLDERS’ EQUITY			BASIC EARNINGS PER SHARE	$1.68	1.00
Additional paid in capital	$55,038	$51,784	DILUTED EARNINGS PER SHARE	$1.56	0.93
Accumulated deficit	$14,773	$(14,916)
TOTAL STOCKHOLDERS’ EQUITY	$69,815	$36,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,420	$77,420

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

Derivative Loss

In accordance with FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (see Note 2), the Company is required to account for the investor warrants as derivative liabilities.  The Company is required to mark to market in each reporting quarter the value of the embedded derivative and investor warrants. The Company revalues these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative gain (if the value of the embedded derivative and investor warrants decrease) or as non-cash derivative loss (if the value of the embedded derivative and investor warrants increase).  Although the values of the embedded derivative and warrants are affected by interest rates, the remaining contractual conversion period and the Company’s stock volatility, the primary cause of the change in the values will be the value of the Company’s Common Stock.  If the stock price goes up, the value of these derivatives will generally increase and if the stock price goes down the value of these derivatives will generally decrease.

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

The Company’s assets (liabilities) measured at fair value on a recurring basis were determined using the following inputs:

		Fair Value Measurements at September 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants	$32,943,305	$-	$-	$32,943,305
Total	$32,943,305		$-	$32,943,305

Beginning in September 2009, the Company carried its embedded Series I Warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Binomial valuation model.  As of September 30, 2010, the assumptions used in the valuation of the embedded derivative of the Series I Warrants with an exercise price of $3.59, as well as the Company’s stock price of $14.68, discount rate of 1.27%, and volatility of 123%.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance December 31, 2009	$6,311,091
Total unrealized loss
included in earnings	30,247,569
Settlements	(3,615,355)
Balance September 30, 2010	$32,943,305

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

Note 6 — Income Taxes

The Company had pre-tax income during the nine months ended September 30, 2010 for the first time since inception. The components of income tax expense are as follows:

	September 30, 2010	September 30, 2009
Current	$36,400,000	$	---
Deferred	(2,600,000)		---
Total	$33,800,000	$	---

A reconciliation of the federal statutory rate to the Company’s effective rate was as follows:

	September 30, 2010	September 30, 2009
	(Restated)
Tax provision (benefit at statutory rate)	$26,700,000	$	---
State taxes, net of federal benefit	5,000,000		---
Non deductible change in derivative liability	11,200,000		---
Change in deferred tax allowance	(9,500,000)		---
Other	400,000		---
Total	$33,800,000	$	---

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

Note 10 — Warrants

In 2007 and 2009 we issued warrants to purchase shares of our common stock in public and private securities offerings.

Warrant Activity as of the Nine Months Ended September 30, 2010

Original Number of Warrants	Exercise Price per Common		Exercisable at	Became			Terminated / Cancelled /		Exercisable at
Issued	Share		December 31, 2009	Exercisable		Exercised	Expired	Adjustment	September 30, 2010	Termination

300,000	$4.80		300,000	-		(192,000)	-	-	108,000	December 2012
1,235,000	$2.00	(1)	1,235,000	-		(1,233,741)	(1,259)	-	-	n/a
1,235,000	$3.00	(1)	1,235,000	-		(1,235,000)	-	-	-	n/a
1,235,000	$4.00	(1)	1,235,000	-		(1,235,000)	-	-	-	n/a
220,000	$1.80		220,000	-		(220,000)	-	-	-	n/a
2,619,036	$3.93	(2)	-	2,619,036	(2)	(212,926)	-	(2,406,110)	-	n/a
	$3.59	(2)	-	2,406,110		(195,307)	-	241,029	2,451,832	March 2015
2,419,023	$0.01	(3)	-	-		-	(2,419,023)	-	-	n/a
2,380,942	$2.52		2,380,942	-		(2,380,942)	-	-	-	n/a

Total						(6,904,916)	(2,420,282)		2,559,832

(1)	Subject to call by us under certain conditions.
(2)
Represents the exercise price and number of shares of common stock issuable as adjusted to reflect the impact of the Company’s payment of a special cash dividend to stockholders of record on July 1, 2010.

(3)	These warrants were exercisable under certain conditions. Those conditions were not met, and accordingly, these warrants terminated.

Note 11 — Litigation

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

Note 12 — Special Cash Dividend

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

Recent Developments in the Three Months Ended September 30, 2010

In June 2010, the Board of Directors declared a special cash dividend of $.50 per share ($24,600,000 in the aggregate) to our shareholders of record on July 1, 2010. This amount as paid in July 2010.

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

Results of Operations

Three and Nine Months Ended September 30, 2010
Compared with Three and Nine Months Ended September 30, 2009

Restatement of 2010 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the period ending September 30, 2010.  On January 25, 2011, the Company determined that ASC 815-40, which was effective January 1, 2009, should have been applied to the Series I Warrants issued in a private placement transaction in September 2009, resulting in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

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

The Company recognized $30,250,000 in non-cash loss related to the periodic revaluation of its Series I Warrants.  This non operating expense is a result of the Company’s stock price increasing significantly making the outstanding warrants more valuable.  There was no comparable adjustment in the prior year.

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

ITEM 4 — CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

However, in connection with the filing of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that a material weakness existed with respect to the Company’s reporting of complex, non-routine transactions (the Series I Warrants) as of the end of the period covered by this quarterly report on Form 10-Q/A.  This weakness was a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series I Warrants, which required the restatement of our consolidated financial statements as of and for the nine months ended September 30, 2010 covered by this quarterly report on Form 10-Q/A.

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

When we determined that we were required to restate our financial statements for the fiscal quarter ended September 30, 2010, along with the fiscal year ended December 31, 2009 and the fiscal quarters ended September 30, 2009, March 31, 2010 and June 30, 2010, our management identified material deficiencies regarding the design and effectiveness of our system of internal control over financial reporting with respect to the Company’s method of accounting for the Series I Warrants.  Although the effect of the restatement did not effect our cash flows, if we fail to successfully remediate this weakness, it could diminish our ability to accurately report our results of operations or financial positions and to meet our financial reporting obligations in a timely manner and could cause our stock price to decline.

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

In order to capitalize on our patent portfolio, our business strategy calls for us to enter into licensing relationships with the leading companies in our target market in order to reach a larger end-user base than we could reach through direct sales and marketing efforts. Although we entered into a Settlement and License Agreement with Microsoft Corporation, there can be no assurance that we will be able to continue to capitalize on our patent portfolio or any potential market opportunity in the foreseeable future. We have engaged ipCapital Group to help develop our licensing strategy and to introduce us to five potential strategic licensees of our technology. In connection with this engagement, we agreed to pay ipCapital Group 10% of the royalties of each resulting licensing arrangement, up to an aggregate of $2 million per licensee, or $10 million in the aggregate. There can be no assurance that we or ipCapital Group will be successful in these efforts. Our inability to generate licensing revenues associated with the potential market opportunity could result from a number of factors, including, but not limited to:

●	our management team may not have sufficient bandwidth to successfully capitalize on all of the opportunities identified by ipCapital Group;

●	we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms; and

●	Challenges to the validity of certain of our patents underlying our licensing opportunities.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile. Over the past years the market price of our common stock has experienced significant fluctuations. Between December 31, 2008 and September 30, 2010, the reported last sale price for our common stock has ranged from $14.68 to $1.06 per share. We expect the price of our common stock to continue to be volatile as a result of a number of factors, including, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	economic and financial conditions.

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
____________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION

By:	/s/ Kendall Larsen
Kendall Larsen
Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Sliney
William E. Sliney
Chief Financial Officer (Principal Accounting and Financial Officer

Date: January 31, 2011

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
____________
* Filed herewith
** Furnished herewith