Form 10-K/A
period 2009-12-31
VirnetX Holding Corp
filed 2011-02-01
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

          43,670,328 shares of Registrant’s Common Stock were outstanding as of March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of this Annual Report on Form 10-K were incorporated by reference from the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 29, 2010 in connection with the solicitation of proxies for the Registrant’s 2010 Annual Meeting of Stockholders for the year ended December 31, 2009.

EXPLANATORY NOTE

          This Annual Report on Form 10-K/A amends the annual report on Form 10-K for the fiscal year ended December 31, 2009, originally filed by VirnetX, Holding Corporation (the “Company”) with the Securities and Exchange Commission (“SEC”) on March 31, 2010. The following items have been amended:

●	PART I—Item 1A.	Risk Factors

●	PART II—Item 6.	Selected Financial Data

●	PART II—Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	PART II—Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

●	PART II—Item 8.	Financial Statements and Supplementary Data

●	PART II—Item 9A.	Controls and Procedures

●	PART IV—Item 15.	Exhibits and Financial Statement Schedules

          As disclosed in a Current Report on Form 8-K the Company filed with the SEC on January 31, 2011, the Company’s Audit Committee determined on January 25, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments. Please refer to Note 2, “Restatement” to the Notes to Condensed Consolidated Financial Statements.

          The Company has performed a re-assessment of the Series I Warrants to purchase 2,619,036 shares of common stock that were issued in connection with its September 2009 private placement and has concluded that the Series I Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), because the Series I Warrants contain a provision requiring a weighted average adjustment to the exercise price of the Series I Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price. Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

          The following tables (in thousands, except per share information) show the effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2009 and condensed consolidated statements of operations for the twelve month period ended December 31, 2009:

	12/31/2009			12/31/2009
	As Previously Reported	As Restated		As Previously Reported	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)			INCOME FROM OPERATIONS	$26	$26
CURRENT LIABILITIES			Gain from derivative liability	$—	$558
Warrant liability	$—	$6,311	Total other income	$5	$5
TOTAL CURRENT LIABILITIES	$4,518	$10,829	NET INCOME (LOSS)	$(13,083)	$(12,525)
STOCKHOLDERS’ EQUITY (DEFICIT)			BASIC LOSS PER SHARE	$(0.35)	$(0.33)
Additional paid in capital	$33,730	$26,861	DILUTED LOSS PER SHARE	$(0.35)	$(0.33)
Accumulated deficit	$(36,131)	$(35,573)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(2,397)	$(8,708)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,242	$2,242

          Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-K. This amended Form 10-K does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K with the SEC on March 31, 2010.

INDEX

VirnetX Holding Corporation

INDEX

Statement regarding forward-looking statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical facts contained in this Annual Report on Form 10-K/A, including statements regarding our current liquidity, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.  These risks are not exhaustive.  Other sections of the Annual Report on Form 10-K/A include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

Our Solutions

Our software and technology solutions, including our secure domain name registry, our patents and our GABRIEL Connection Technology™ are designed to secure all types of real-time communications over the Internet.  Our technology uses industry standard encryption methods with our patented DNS lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet.  Our technology can be built into network infrastructure, operating systems or silicon chips developed for a communication or computing device to secure real-time communications over the Internet between any number of devices.  Our technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users and transmit information between multiple devices, networks and operating systems.  These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support rich content applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment.  Our approach is a unique and patented solution that provides the robust security platform required by these rich content applications and real-time communications over the Internet.  The key benefits and features of our technology include the following:

●	Automatic and seamless to the user. After a one-time registration, users connect securely on a “zero-click” or “single-click” basis.

●	Secure data communications. Users create secure networks with people they trust and communicate over a secure channel.

●
Control of data at all times.  Users can secure and customize their unified communication and collaboration applications such as file sharing and remote desktop with policy-based access and secure presence information.

●	Authenticated users. Users know they are communicating with authenticated users with secure domain names.

●
Application-agnostic technology.  Our solution provides security at the IP layer of the network by using patented DNS lookup mechanisms to make connections between secure domain names, thereby obviating the need to provide application specific security.

INDEX

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

●
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

●
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

●
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

Our Strategy

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Communications Technology™ as the industry standard security platform.  Key elements of our strategy are to:

●	Implement a patent and technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™.

INDEX

●
Establish VirnetX as the exclusive universal registry of secure domain names and to enable our customers to act as registrars for their users and broker secure communication between users on different registries.

●	Leverage our existing patent portfolio and technology to develop a suite of products that can be sold directly to end-user enterprises.

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

●
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

●
GABRIEL Connection Technology™ Software Development Kit, or SDK:  OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products will purchase an SDK license.  The software development kit consists of object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology.  These tools are comprised of software for a secure domain name connection test server, a relay test server and a registration test server.  Customers will pay an up-front license fee to purchase an SDK license and a royalty fee for every product shipped with the embedded VirnetX code module.

INDEX

●
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

●
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

●
Connection server software:  Will allow customers to provide connection services to enrolled devices.  The connection services include registration of presence information for authenticated users and devices, presence information query request services, enforcement of policies and support for communication with peers behind firewalls.

●
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

●
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

●
Technical support services:  We intend to provide high-quality technical support services to licensees and customers for the rapid customization and deployment of GABRIEL Connection Technology™ in an individual customer’s products and services.

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

INDEX

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

INDEX

Competition

We believe our technology and solutions will compete primarily against various proprietary security solutions.  We group these solutions into three main categories:

●
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

●
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

●
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

INDEX

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

●
Patent assignment.  SAIC unconditionally and irrevocably conveyed, transferred, assigned and quitclaimed all its right, title and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent and Trademark Office, including, without limitation, the right to sue for past infringement.

INDEX

●
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

●
Compensation obligations.  As consideration for the assignment of the patents and for the rights we obtained from SAIC as a result of the March 12, 2008 amendment, we are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC.

●
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

●	Royalty payments are calculated based on each quarter and payment is due within 30 days following the end of each quarter.

●	Beginning 18 months after January 1, 2007, we must make a minimum guaranteed annual royalty payment of $50,000.

●	The maximum cumulative royalty paid in respect to our revenue-generating activities in our field of use shall be no more than $35 million.

INDEX

●
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

●
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

●
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

●
Reversion to SAIC upon breach or default.  We must convey, transfer, assign and quitclaim to SAIC all of our right, title and interest in and to the patents or patent applications we acquired from SAIC, upon the first occurrence of the following reversion events:

●	our failure to pay SAIC an aggregate cumulative amount of at least $7.5 million within seven years after January 1, 2007;

●	our failure to pay the $50,000 minimum annual royalty that has not been cured within 90 days after our receipt of written notice of such failure; or

●	for the period prior to the date of our full payment of the $35 million maximum cumulative royalty, any termination of the August 2005 agreement with SAIC, as amended.

If a reversion event occurs due to our failure to pay SAIC an aggregate cumulative amount of at least $7.5 million within seven years after January 1, 2007, then we will receive from SAIC a non-exclusive license to the reverting patents in our field of use.

INDEX

●
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

●
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

INDEX

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

VirnetX, Inc., which we refer to throughout this Annual Report on Form 10-K/A as VirnetX, was incorporated in the State of Delaware in August 2005.  In November 2006, VirnetX acquired certain patents from SAIC.  In July 2007, we effected a reverse merger between PASW, Inc. and VirnetX, which became our principal operating subsidiary.  As a result of this merger, the former security holders of VirnetX came to own a majority of our outstanding common stock.  On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.

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

Item 1A.   Risk Factors.

You should carefully consider the following material risks in addition to the other information set forth in the Annual Report on this Form 10-K/A before making any investment in the offered securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in the offered securities.

INDEX

Risks Related to the Restatements

We have identified a material weakness in our internal control over financial reporting and our failure to maintain the effectiveness of our internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline.

When we determined that we were required to restate our financial statements for the fiscal year ended December 31, 2009, along with the fiscal quarters ended September 30, 2009, March 31, 2010, June 30, 2010 and September 30, 2010, our management identified material deficiencies regarding the design and effectiveness of our system of internal control over financial reporting with respect to the Company’s method of accounting for the Series I Warrants.  Although the effects of the restatement did not effect our cash flows, if we fail to successfully remediate this weakness, it could diminish our ability to accurately report our results of operations of financial position and to meet our financial reporting obligations in a timely manner and could cause our stock price to decline.

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

On March 17, 2010, we filed a new complaint against Microsoft alleging that Microsoft’s Windows 7 and Windows Server 2008 R2 software products infringe two of our patents.  We refer to the February 2007 and March 2010 lawsuits collectively in this Annual Report on Form 10-K/A as the Microsoft litigation.  Similar to the lawsuit we filed against Microsoft in February 2007, we cannot assure you that the March 2010 lawsuit will result in a final outcome that is favorable to our company or our stockholders.

INDEX

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

We anticipate that we will incur operating losses and negative cash flows in the foreseeable future, and we will accumulate increasing deficits as we increase our expenditures for:

●	our Microsoft litigation;

●	infrastructure;

●	sales and marketing;

●	research and development;

INDEX

●	personnel; and

●	general business enhancements.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

In connection with the restatement of our financial results to correct the accounting for the Series I Warrants, we recorded the Series I Warrants as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”  These derivative liabilities are reported at fair value each reporting period with changes in the fair value recognized as gain or loss for each reporting period thereafter. An increase in our stock price or changes in the stock price volatility or other assumptions could result in changes to our warrant liability and non-cash gain or loss and could materially impact our results of operations in future periods.

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

INDEX

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

INDEX

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

In the near term, we will dedicate significant time and resources to the Microsoft litigation.  The risks associated with such dedication of time and resources are set forth in the “Risk Factors” section of this Annual Report on Form 10-K/A.

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

INDEX
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

INDEX

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	5,785,790	2.57	1,417,229
Equity compensation plans not approved by security holders	—		—
Total	5,785,790	2.57	1,417,229

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

Item 6.    Selected Financial Data.

Restatement of 2009 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the year ended December 31, 2009.  On January 25, 2011, the Company determined that certain provisions in ASC 815-40, which was effective January 1, 2009, were not, but should have been applied to the Series I Warrants issued in a private placement transaction in September 2009. The application of these certain provisions resulted in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

INDEX

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K/A.  Our historical results are not necessarily indicative of results to be expected for future periods.

	For the year ended December 31, 2009 (Restated)	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	Period From August 5, 2005 (Date of Inception) to December 31, 2005
Consolidated Statement of Operations Data:
Revenue	$26,306	$133,744	$74,866	$0	$0
Operating expenses	13,114,131	12,355,332	8,725,210	1,407,675	882,478
Net loss	(12,524,373)	(12,072,180)	(8,692,164)	(1,401,339)	(882,478)
Loss per share	$(0.33)	$(0.35)	$(0.36)	(0.08)	$(0.06)
Consolidated Balance Sheet Data
Cash and cash equivalents	$2,011,470	$457,155	$8,589,447	$139,997	$86,552
Total assets	2,241,605	978,982	9,279,166	195,123	147,722
Long-term obligation	120,000	160,000	204,000	0	0
Stockholders’ equity (deficit)	(8,707,812)	$(894,351)	$8,495,376	$107,737	$(82,278)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K/A, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management.  Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  See “Risk Factors” for a discussion of these risks and uncertainties.  The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K/A.  Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I “Risk Factors” and other factors from time to time described in our other filings with the Securities and Exchange Commission, or SEC.  For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

In June 2009, the FASB established the Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification was adopted as of August 31, 2009.  Adoption did not have a material effect on the Company’s consolidated financial statements.

Operations

Restatement of 2009 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the year ended December 31, 2009.  On January 25, 2011, the Company determined that ASC 815-40, which was effective January 1, 2009, should have been applied to the Series I Warrants issued in a private placement transaction in September 2009, resulting in a reclassification of the Series I Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

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

Other Income/Expenses

The company recognized $558,378 in non-cash gain related to the periodic revaluation of its Series I Warrants.  This gain is a result of the Company’s stock price decreasing making the outstanding warrants less valuable.  There were no derivative instruments in the prior year.

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

INDEX

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

Liquidity and Capital Resources

We are in the development stage and have raised capital since our inception through the issuance of our equity securities.  As of December 31, 2009, we had a working capital deficiency of approximately $8,767,000 and approximately $2,000,000 in cash.  Subsequent to year end through March 11, 2010, we have received approximately $7,400,000 from the exercise of warrants.  We have used the net proceeds to fund our operations and provide working capital for general corporate purposes.

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

INDEX

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8.    Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Page

Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets of VirnetX Holding Corporation for the years ended December 31, 2009 (Restated) and December 31, 2008	54
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2009 (Restated) and December 31, 2008 and for the period from August 2, 2005 (date of inception) to December 31, 2009 (Restated)	55
Consolidated Statements of Stockholders’ Equity (Deficit) of VirnetX Holding Corporation for the years ended December 31, 2009 (Restated) and December 31, 2008 and for the period from August 2, 2005 (date of inception) to December 31, 2009 (Restated)	56
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2009 (Restated) and December 31, 2008 and for the period from August 2, 2005 (date of inception) to December 31, 2009 (Restated)	57
Notes to Financial Statements of VirnetX Holding Corporation	58

INDEX

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2009 financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2010 (January 31, 2011 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)) expresses an adverse opinion on the Company’s internal control over financial reporting because of a material weakness in internal control over financial reporting related to derivatives.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate significant revenues and has a working capital deficiency of approximately $8,767,000 at December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern without raising additional equity, debt or other financing to fund operations.  Management’s plans in regard to these matters are described in the notes to the Consolidated Financial Statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Granada Hills, California
March 26, 2010 (January 31, 2011 as to the effects of the restatement discussed in Note 2)

INDEX

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2009 (Restated)	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,011,470	$457,155
Accounts receivable	6,842	1,154
Prepaid expenses and other current assets	43,863	189,847
Total current assets	2,062,175	648,156
Property and equipment, net	23,430	32,565
Intangible and other assets	156,000	204,000
Deferred offering costs	—	94,261
Total assets	$2,241,605	$978,982
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,478,325	$1,669,333
Current portion of long-term obligation	40,000	44,000
Derivative liability	6,311,091	—
Total current liabilities	10,829,416	1,713,333
Long-term obligation, net of current portion	120,000	160,000
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2009 and 2008, respectively
Issued and outstanding: 0 shares at December 31, 2009 and 2008, respectively
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2009 and 2008, respectively
Issued and outstanding: 39,750,927 shares and 34,899,985 shares, at December 31, 2009 and 2008, respectively	3,975	3,489
Additional paid-in capital	26,860,747	22,150,321
Deficit accumulated during the development stage	(35,572,534)	(23,048,161)
Total stockholders’ equity (deficit)	8,707,812	(894,351)
Total liabilities and stockholders’ equity (deficit)	$2,241,605	$978,982

The accompanying notes are an integral part of these consolidated financial statements

INDEX

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009 (Restated)	Year Ended December 31, 2008	Cumulative from August 2, 2005 (Date of Inception) to December 31, 2009 (Restated)
Revenue — Royalties	$26,306	$133,744	$234,916
Operating expenses:
Research and development	864,058	845,324	3,003,885
General and administrative	12,250,073	11,510,008	33,480,941
Total operating expenses	13,114,131	12,355,332	36,484,826
Loss from operations	(13,087,825)	(12,221,588)	(36,249,910)

Gain on change in value of embedded derivative and warrants	558,378		558,378
Interest and other income, net	5,074	149,408	118,998
Net loss	$(12,524,373)	$(12,072,180)	$(35,572,534)
Basic and diluted loss per share	$(0.33)	$(0.35)
Weighted average shares outstanding	37,911,340	34,875,471

The accompanying notes are an integral part of these consolidated financial statements

INDEX

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Restated)
							Deficit Accumulated During Development Stage
								Total Stockholders’ Equity (Deficit)
					Additional Paid-in Capital
	Series A Preferred Stock		Common Stock			Due from Stockholder
	Shares	Amount	Shares	Amount
Balance at inception (August 2, 2005)	—	—	—	—	—	—	—	—
Common stock issued to founders	—	—	13,285,107	1,329	(1,129)	—	—	200
Proceeds from issuance of restricted stock to employees at $0.0001 per share in October 2005	—	—	3,321,277	332	(252)	—	—	80
Stock-based compensation from restricted stock	—	—	—	—	799,920	—	—	799,920
Net loss	—	—	—	—	—	—	(882,478)	(882,478)
Balance at December 31, 2005	—	—	16,606,384	1,661	798,539	0	(882,478)	(82,278)
Proceeds from issuance of preferred stock at $1.00 per share in February 2006, net of issuance cost of $26,375	1,404,000	1,377,625	—	—	—	—	—	1,377,625
Proceeds from issuance of restricted stock to employees at $0.01 per share in March and October 2006	—	—	975,625	97	1,953	(150)	—	1,900
Stock-based compensation: restricted stock	—	—	—	—	130,210	—	—	130,210
Stock-based compensation: employee stock options	—	—	—	—	81,619	—	—	81,619
Net loss	—	—	—	—	—	—	(1,401,339)	(1,401,339)
Balance at December 31, 2006	1,404,000	1,377,625	17,582,009	1,758	1,012,321	(150)	(2,283,817)	107,737
Proceeds from exercise of options	—	—	124,548	12	29,988	—	—	30,000
Shares issued for merger	—	—	1,665,800	167	—	—	—	167
Debt converted to stock, net	—	—	2,016,016	202	1,499,648	150	—	1,500,000
Stock issued for cash at $.75 per share, net	—	—	4,000,000	400	2,953,249	—	—	2,953,649
Stock issued for cash at $4.00 per share, net	—	—	3,450,000	345	11,776,773	—	—	11,777,118
Stock-based compensation	—	—	—	—	818,869	—	—	818,869
Preferred stock converted to common stock	(1,404,000)	(1,377,625)	5,828,841	583	1,377,042	—	—	—
Net loss	—	—	—	—	—	—	(8,692,164)	(8,692,164)
Balance at December 31, 2007	—	—	34,667,214	3,467	19,467,890	—	(10,975,981)	8,495,376
Cashless exercise of warrants	—	—	232,771	22	—	—	—	22
Stock-based compensation	—	—	—	—	2,682,431	—	—	2,682,431
Net loss	—	—	—	—	—	—	(12,072,180)	(12,072,180)
Balance at December 31, 2008	—	—	34,899,985	$3,489	$22,150,321	—	$(23,048,161)	$(894,351)
Stock issued for cash at $1.50 per share, net		2,470,000	247		3,273,416			3,273,663
Stock issued for cash at $2.52 per share, net			2,380,942	239	5,400,001			5,400,240
Deferred offering costs					(125,238)			(125,238)
Stock-based compensation					3,031,717			3,031,717
Net effect of implementing liability accounting for warrants					(6,869,470)			(6,869,470)
Net loss (restated)							(12,524,373)	(12,524,373)
Balance at December 31, 2009	—	—	39,750,927	$3,975	$26,860,747	—	$(35,572,534)	$(8,707,812)

The accompanying notes are an integral part of these consolidated financial statements

INDEX

VirnetX Holding Corporation
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009 (Restated)	Year Ended December 31, 2008	Cumulative Period from August 2, 2005 (Date of Inception) to December 31, 2009 (Restated)
Cash flows from operating activities:
Net loss	$(12,524,373)	$(12,072,180)	$(35,572,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,031,717	2,682,431	7,544,766
Change in value of derivative liability	(558,378)		(558,378)
Depreciation and amortization	63,113	68,623	158,034
Changes in assets and liabilities:
Receivables and other current assets	140,296	119,799	(160,200)
Other assets	94,263		94,263
Accounts payable and accrued liabilities	2,808,992	1,137,751	4,478,533
Net cash used in operating activities	(6,944,370)	(8,063,576)	(24,015,516)
Cash flows from investing activities:
Purchase of property and equipment	(5,980)	(20,716)	(84,427)
Cash acquired in acquisition	—	—	14,009
Net cash used in investing activities	(5,980)	(20,716)	(70,418)
Cash flows from financing activities:
Issuance of notes payable	—	—	250,000
Repayment of notes payable	—	—	(250,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	1,147,625
Proceeds from issuance of restricted stock	—	—	2,180
Proceeds from advance from preferred stockholders	—	—	230,000
Proceeds from exercise of options	—	—	30,000
Proceeds from convertible debt	—	—	1,500,000
Payment of royalty obligation less imputed interest	(44,000)	(48,000)	(92,000)
Proceeds from sales of common stock	8,548,665	—	23,279,599
Net cash provided by (used in) financing activities	8,504,665	(48,000)	26,097,404
Net increase (decrease) in cash and cash equivalents	1,554,315	(8,132,292)	2,011,470
Cash and cash equivalents, beginning of period	457,155	8,589,447	—
Cash and cash equivalents, end of period	$2,011,470	$457,155	$2,011,470
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$2,173	$9,201	$12,174
Cash paid during the year for interest	$6,000	$5,622	$53,252
Supplemental disclosure of noncash investing and financing activities:
Conversion of advance into preferred stock	$—	$—	$230,000
Royalty obligation assumed to obtain intangible assets	$—	$—	$252,000

The accompanying notes are an integral part of these consolidated financial statements

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

Under generally accepted accounting principles in the United States, the accompanying financial statements have been prepared as if VirnetX, Inc., a company whose inception date was August 2, 2005, who is our predecessor for accounting purposes, had acquired PASW, Inc. on July 5, 2007.  Accordingly, the accompanying statement of operations include the operations of VirnetX, Inc. from August 2, 2005 to December 31, 2009 and the operations of PASW, Inc. from July 5, 2007 to December 31, 2009.  The historical share activity of VirnetX, Inc. has been retroactively restated to account for the 12.454788 to one exchange rate which was applicable to certain convertible instruments as explained in Note 11 and Note 12 and for our one for three reverse stock split which was implemented on October 29, 2007.

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

These financial statements have been prepared on the basis that the Company will continue as a going concern.  The going concern assumption contemplates the realization of assets and discharge of liabilities in the normal course of business.  We have incurred net operating losses and negative cash flows from operations.  At December 31, 2009, we had a deficit accumulated in the development stage of approximately $35,573,000 and a working capital deficit of approximately $8,767,000.  With our 2010 average monthly cash requirement including the impact of a reduction of our working capital deficit at December 31, 2009, we expect our cash used in operations in 2010 will be modestly greater than in 2009.  As a result, despite receiving approximately $7,400,000 from the exercise of warrants in February and March 2010, management is still anticipating incurring net losses, continued negative cash flows from operations and a persistence of a working capital deficit during 2010.  These conditions and the uncertainty of the Microsoft litigation raise substantial doubt as to our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

INDEX

Note 2    Restatement

As disclosed in a Current Report on Form 8-K the Company filed with the SEC January 31, 2011, the Company’s Audit Committee determined on January 25, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting in for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments.

The Company has performed a re-assessment of the Series I Warrants to purchase 2,619,036 shares of common that were issued in connection with its September 2009 private placement and has concluded that the Series I Warrants are within the scope of ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), because the Series I Warrants contain a provision requiring a weighted average adjustment to the exercise price of the Series I Warrants if the Company were to issue common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

The following table (in thousands, except per share amounts) show the effects of the restatement on the Company's condensed consolidated balance sheet as of December 31, 2009 and condensed consolidated statement of operations for the year ended December 31, 2009:

	12/31/2009			12/31/2009
	As Previously Reported	As Restated		As Previously Reported	As Restated
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)			INCOME FROM OPERATIONS	$26	$26
CURRENT LIABILITIES			Gain from derivative liability	$—	$558
Warrant liability	$—	$6,311	Total other income	$5	$5
TOTAL CURRENT LIABILITIES	$4,518	$10,829	NET (LOSS)	$(13,083)	$(12,525)
SHAREHOLDERS EQUITY (DEFICIT)			BASIC LOSS PER SHARE	$(0.35)	$(0.33)
Additional paid in capital	$33,730	$26,861	DILUTED LOSS PER SHARE	$(0.35)	$(0.33)
Accumulated deficit	$(36,131)	$(35,573)
TOTAL SHAREHOLDERS EQUITY (DEFICIT)	$(2,397)	$(8,708)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,242	$2,242

INDEX

Note 3    Summary of Significant Accounting Policies

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

Gain from Derivative Liability

In accordance with FASB ASC 815-40-15 “Derivatives and Hedging-Contracts in Entity’s Own Equity-Scope and Scope Exceptions” (see Note 2), the Company is required to account for the Series I Warrants as derivative liabilities.  The Company is required to mark to market in each reporting quarter the value of the embedded derivative and Series I Warrants.  The Company revalues these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative gain (if the value of the embedded derivative and Series I Warrants decrease) or as non-cash derivative loss (if the value of the embedded derivative and Series I Warrants increase).  Although the values of the embedded derivative and Series I warrants are affected by interest rates, the remaining contractual exercise period and the Company’s stock volatility, the primary cause of the change in the values will be the price of the Company’s Common Stock.  If the stock price goes up, derivative liability will generally increase and if the stock price goes down derivative liability will generally decrease.

INDEX

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

INDEX

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

The Company’s liabilities measured at fair value on a recurring basis were determined using the following inputs:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants	$6,311,091	$—	$—	$6,311,091
Total	$6,311,091	$—	$—	$6,311,091

Beginning September 2009, the Company carried its embedded Series I Warrants on its balance sheet as liabilities (see Note 2) carried at fair value determined by using the Binomial valuation model. As of December 31, 2009, the assumptions used in the valuation of the embedded derivation of the Series I Warrants with an exercise price of $3.93, as well as the Company’s stock price of $2.94, discount rate of 2.69%, and volatility of 121%.

A reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Balance September 30, 2009	$6,869,469
Total unrealized gains
included in earnings	558,378
Settlements	—
Balance December 31, 2009	$6,311,091

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

INDEX

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

Note 4    Property

Our major classes of property and equipment were as follows:

	December 31
	2009	2008
Office furniture	$21,810	$17,239
Computer Equipment	62,616	61,209
Total	84,426	78,448
Less accumulated depreciation	(60,996)	(45,883)
	$23,430	$32,565

INDEX

Depreciation expense for the years ended December 31, 2009 and 2008 was $15,113 and $20,623, respectively.

Note 5    Patent Portfolio

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

INDEX

Note 6    Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease.  Rent expense for the years ended December 31, 2009 and 2008 was $51,807 and $25,037 respectively.

For the Year	Minimum Required Lease Payments in Period
2010	$54,595
2011	59,242
2012	30,202
Total	$144,039

Note 7    Stock Plan

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

INDEX

Note 8    Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative Period from August 2, 2005 (Date of Inception) to December 31, 2009
Restricted stock	$—	$—	$930,310
Employee stock options	3,031,717	2,682,431	6,614,456
Total stock-based compensation	$3,031,717	$2,682,431	$7,544,766

As of December 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $5,740,988, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1.6 years.

INDEX

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—	—	—	—
Options granted	1,868,218	0.24	—	—
Options exercised	—	—	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2006	1,868,218	0.24	—	—
Options granted	2,324,925	4.96	—	—
Options exercised	(124,548)	0.24	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2007	4,068,595	2.94	—	—
Options granted	420,000	3.80	—	—
Options exercised	—	—	—	—
Options cancelled	(20,000)	4.20	—	—
Outstanding at December 31, 2008	4,468,595	2.98	—	—
Options granted	1,317,195	1.18	—	—
Options exercised	—	—	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2009	5,785,790	$2.57	7.74	$7,325,272

Intrinsic value is calculated at the difference between the market price of the Company’s stock on the last trading day of the year ($2.94) and the exercise price of the options.  For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

INDEX

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

Note 9    Warrants

The material terms and provisions of our warrants are summarized below.  This summary below is subject to, and qualified in its entirety by, the forms of warrants publicly filed with the Securities and Exchange Commission on EDGAR.

During 2007, we issued:

●
warrants to purchase 266,667 shares of our common stock at $0.75 per share.  The warrants expire in 2012.  In 2008, 232,771 of these warrants were exercised in cashless exercise transactions, as a result of which a total of 232,771 shares of our common stock were issued and 33,896 of these warrants were outstanding as of December 31,2009; and

●	warrants to purchase 300,000 shares of our common stock at $4.80 per share to the underwriter of our December 2007 stock issuance. Those warrants expire in 2012.

During 2009, in connection with our public offering, we issued:

●	warrants to purchase up to 1,235,000 shares of our common stock at an exercise price of $2.00 per share;
●	warrants to purchase up to 1,235,000 shares of our common stock at an exercise price of $3.00 per share;
●	warrants to purchase up to 1,235,000 shares of our common stock at an exercise price of $4.00 per share,
●	warrants to purchase 220,000 shares of common stock at an exercise price of $1.80 per share issued to the underwriter of our January 2009 offering.

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

INDEX

●
Series I Warrants to purchase up to 2,380,942 shares of our common stock at $3.93 per share subject to adjustment.  The Series I Warrants became exercisable on March 11, 2010, and expire on March 11, 2015;

●
Series II Warrants to purchase up to 2,419,023 shares of our common stock at $0.01 per share.  The Series II Warrants were to be exercisable on a cashless basis but terminated on their terms on January 14, 2010.  No shares of common stock were issued pursuant to these Series II Warrants; and

●
Series III Warrants to purchase up to 2,380,942 shares of or common stock at $2.52 per share.  The Series III Warrants expired on their terms on February 20, 2010 and were exercised in full by the holders of such warrants.  2,380,942 shares of our common stock were issued pursuant to such warrants and we received approximately $5,400,000 in net cash proceeds pursuant to such exercises.

Note 10    Earnings Per Share

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
	Period Ended December 31,
	2009 (Restated)	2008
Net loss	$(12,524)	$(12,072)
Weighted average number of shares outstanding	37,911	34,875
Basic (loss) per share	$(0.33)	$(0.35)

For the years ended December 31, 2009 and 2008, there were the following stock equivalents:

	2009	2008
Options	5,785,790	4,468,595
Warrants	12,271,946	300,000

Note 11    Preferred Stock

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

INDEX

At December 31, 2009, our Series A preferred stock was not mandatorily redeemable.

Note 12    Common Stock

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

Note 13    Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees.  The Company’s matching contribution to the plan in 2009 was approximately $36,000 and $34,000 in 2008.

Note 14    Income Taxes

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

INDEX

Note 15    Merger of VirnetX Inc. and VirnetX Holding Corporation

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

●
Our officers and directors, except for the chief financial officer, were replaced upon completion of the transaction so that the officers and directors of VirnetX Inc. became our officers and directors.

●	VirnetX Inc.’s convertible notes payable for $1,000,000 and $500,000 were converted into our common stock in July 2007.

●	An escrow account containing proceeds of $3,000,000 was released from escrow in exchange for our issuance of common stock in July 2007.

●
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

Note 16    Subsequent Event

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

INDEX

See additional disclosure in Note 17 below regarding certain recent developments related to the Microsoft litigation.

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

Note 18    Quarterly Financial Information (unaudited)

	First	Second	Third (Restated)	Fourth (Restated)
	(amounts in thousands except per share)
2009
Revenue	$3	$7	$3	$13
Loss from operations	(3,405)	(3,928)	(2,624)	(3,131)
Net loss	(3,403)	(3,927)	(2,623)	(2,572)
Net loss per common share	$(0.09)	$(0.11)	$(0.07)	$(0.07)

	First	Second	Third	Fourth
	(amounts in thousands except per share)
2008
Revenue	$33	$51	$24	$26
Loss from operations	(3,102)	(3,096)	(2,947)	(3,077)
Net loss	(3,032)	(3,049)	(2,923)	(3,068)
Net loss per common share	$(0.09)	$(0.9)	$(0.08)	$(0.08)

INDEX

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

In our report dated March 26, 2010, we expressed an unqualified opinion on internal control over financial reporting.  As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements.  Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

INDEX

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:

A material weakness existed with respect to the Company’s reporting of complex, non-routine transactions resulting from the Company’s incorrect interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity”, and incorrect conclusions regarding its application, which required the restatement of the Company’s financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010.

The Company has re-assessed the accounting for the Series I Warrants and has concluded that the Warrants are a liability within the scope of Accounting Standards Codification  815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2009, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 26, 2010 (January 31, 2011 as to the effects of the restatement discussed in Note 2 to the financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.

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

/s/ Farber Hass Hurley LLP

Granada Hills, California

March 26, 2010 (January 31, 2011 as to the effects of the material weakness)

INDEX

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Securities Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer previously concluded that, as of the end of the period covered by this report, our disclosure controls and procedures as defined in Rule 13a-15(e) were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

However, in connection with the filing of this amended annual report on Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that a material weakness existed with respect to the Company’s reporting of complex, non-routine transactions (the Series I Warrants) during and as of the end of the period covered by this annual report on Form 10-K/A.  This weakness was a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity”, with respect to its application to the Series I Warrants, which required the restatement of our consolidated balance sheet as of December 31, 2010 and statements of operations and stockholders' equity (deficit) for the year ended December 31, 2009 covered by this annual report on Form 10-K/A.

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

INDEX

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

Our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In performing this re-assessment, management used the criteria established by COSO. Based upon this re-assessment, our management has concluded that, as of December 31, 2009, the Company did not maintain effective controls over its accounting for certain derivative instruments (the Series I Warrants).  Specifically, the Company’s controls were not designed or operating effectively to ensure that Series I Warrants were completely and accurately recorded as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. This control deficiency resulted in the restatement of the financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010.

In the Company’s original filing of the 2009 Annual Report on Form 10-K, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.  However in connection with the restatement discussed in Note 2 to the consolidated financial statements, management has subsequently determined that the material weakness described above existed as of December 31, 2009.  As a result of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria set forth in COSO.  Accordingly, management has restated its report on internal control over financial reporting.

Our independent registered public accounting firm, Farber Hass Hurley LLP, which audited the consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

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

INDEX

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)           Financial Statements:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2009 (restated) and 2008

INDEX

●	Consolidated Statements of Operations for the years Ended December 31, 2009 (restated) and 2008 and for the period from August 2, 2005 (inception) to December 31, 2009 (restated)

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years Ended December 31, 2009 (restated) and 2008 and for the period from August 2, 2005 (inception) to December 31, 2009

●	Consolidated Statements of Cash Flows for years Ended December 31, 2009 (restated) and 2008 and for the period from August 2, 2005 (inception) to December 31, 2009 (restated)

●	Notes to Financial Statements

(2)           Financial Statement Schedule:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)           Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated. (1)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.3	Form of Underwriter’s Warrant.(2)
4.4	Form of Series I Warrant. (3)
4.5	Amended Form of Stock Option Agreement - 2007 Stock Plan. (10)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan and related agreements. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (9)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)

INDEX

Exhibit Number	Description
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.12	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.13	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.14	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.15	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.16	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008. (8)
10.17	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
21.1	Subsidiaries of VirnetX Holding Corporation. (11)
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009.
(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 17, 2007.
(6)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on November 1, 2007.
(7)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.
(8)	Incorporated by reference to the Company’s Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2009.
(9)
Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(10)	Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009.
(11)	Incorporated by reference to the Company’s Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2010.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated:  January 31, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kendall Larsen his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President (Principal Executive Officer)	January 31, 2011
Kendall Larsen

/s/ William E. Sliney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 31, 2011
William E. Sliney

*	Director	January 31, 2011
Edmund C. Munger

*	Director	January 31, 2011
Scott C. Taylor

*	Director	January 31, 2011
Michael F. Angelo

*	Director	January 31, 2011
Thomas M. O’Brien

* By:	/s/ Kendall Larsen
Kendall Larsen (Attorney in Fact)

INDEX

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated. (1)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.3	Form of Underwriter’s Warrant.(2)
4.4	Form of Series I Warrant. (3)
4.5	Amended Form of Stock Option Agreement - 2007 Stock Plan. (10)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Edmund C. Munger, Scott C. Taylor, Michael F. Angelo, Thomas M. O’Brien and William E. Sliney. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan and related agreements. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (9)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.12	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.13	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.14	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.15	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.16	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008. (8)
10.17	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
21.1	Subsidiaries of VirnetX Holding Corporation. (11)
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 26, 2009.
(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 17, 2007.
(6)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on November 1, 2007.
(7)	Incorporated by reference to the Company’s Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.
(8)	Incorporated by reference to the Company’s Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2009.
(9)
Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(10)	Incorporated by reference to the Company’s Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009.
(11)	Incorporated by reference to the Company’s Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2010.