Form 10-K
period 2010-12-31
VirnetX Holding Corp
filed 2011-03-16
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was $229,626,990 based upon the closing price of the common shares of the Registrant on June 30, 2010.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

49,547,952 shares of Registrant’s Common Stock were outstanding as of March 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Stockholders for the year ended December 31, 2010.

VirnetX Holding Corporation

-i-

Index

Statement regarding forward-looking statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our current liquidity, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  These risks are not exhaustive.  Other sections of the Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

We currently have twelve patents in the United States and sixteen foreign patents, as well as several pending U.S. and foreign patent applications.  Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our software and technology solutions also have additional applications in operating systems and network security.  On December 2, 2009, we declared to the 3GPP (3rd Generation Partnership Project) that our U.S. and foreign patents are or may be essential to Long Term Evolution (LTE) and 4G wireless specifications.  We believe that we hold patents relevant for compliance with the 3GPP Series 33 specifications that define security requirements for LTE/4G networks. Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health.  We acquired the majority of this patent portfolio in 2006, and it now serves as the foundation of our planned licensing and service offerings.  We expect to derive the majority of our revenue from license fees and royalties associated with this technology.  We also intend to continue our research and development efforts to further strengthen and expand our patent portfolio.  Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operations – Research and Development Expenses for a description of our research and development expenses for the past two fiscal years.  Over time, we plan to leverage our patent portfolio to develop a product suite that can be sold to enterprise customers and developers.

Index

Our primary source of income since our inception has been from the Settlement and License Agreement we entered into with Microsoft Corporation, our first licensee, on May 14, 2010, or the Settlement and License Agreement.  Pursuant to the Settlement and License Agreement, Microsoft paid us $200,000,000 in June 2010. As a result we dismissed the two patent infringement lawsuits we had initiated against Microsoft in February 2007 and March 2010 and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license for our patents.  The Settlement and License Agreement with Microsoft will not impact our plans to operate a secure domain name service.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  We seek damages and injunctive relief.

We intend to license our patents and our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.  The beta testing of our GABRIEL Connection Technology has now become part of our Secure Domain Name Initiative, or SDNI, that was announced on April 13, 2010.  We have been in active discussions with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) to participate in a design pilot program for delivering to end-users and consumers of the Internet and mobile devices the needed and necessary security requirements for the next generation 4G/LTE wireless networks.  We expect that the design pilot program will implement our patented Secure Domain Name and our GABRIEL Connection Technology™.

We also intend to license our technology and software, including our secure domain name registry service, to communication service providers as well as to system integrators.  We believe that the market opportunity for our software and technology solutions is large and expanding.

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

We believe that accessing a diversity of services from a single device, anytime and anywhere, and the ability to access these same services from a range of devices are emerging as key market requirements.  The portions of the IP-telephony, mobility, fixed-mobile convergence and unified communications markets that could benefit from our software and technology solutions are forecasted by Infonetics to grow from approximately $59 billion of worldwide revenues in 2006 to approximately $162 billion by 2011, representing a compound annual growth rate, or CAGR, of approximately 22%.  We believe that this growing trend represents a significant opportunity for VirnetX to license its technology and software, and establish its secure domain name registry.

Index

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

Fixed-Mobile Convergence

Fixed-mobile convergence is an environment where wired and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, WiMAX, WiFi, cellular and fixed.  We believe that worldwide revenue for fixed-mobile convergence infrastructure equipment will grow from approximately $9 million in 2006 to over $406 million in 2011, representing a CAGR of approximately 114%.  Additionally, according to a thought leadership paper entitled “Road to Full Convergence” published by Fixed-Mobile Convergence Alliance, or FMCA, an alliance of leading operators representing a customer base of over 850 million customers, consumers increasingly feel the need to be connected and have real-time access to media streams, blogs and breaking news.  During the past ten years, users have become increasingly technologically sophisticated and are now demanding greater functionality from the Internet.  Today, the Internet is used for commerce, accessing content, social networking, online dating and a number of other forms of media-rich, real-time communication and collaboration.  Mobile devices like dual mode (cellular/WiFi) phones lie at the center of this transition and have become the device with the closest proximity and relationship to the user.  We believe that accessing a diversity of services from a single device, anytime and anywhere, and the ability to access the same services from a range of devices, is emerging as a key market requirement.  Worldwide total dual mode cellular/WiFi phone revenue was approximately $17 billion in 2006 and is expected to grow to approximately $76 billion in 2011, representing a CAGR of approximately 35%.  The strong projected growth for converged cellular/WiFi phones and related services in enterprise and consumer market segments represents a significant opportunity for VirnetX’s technology, and software to become the industry standard for securing real-time communication.

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

Index

Unified Communications

The need to enhance productivity is putting increasing demand on instant access to, and the management of, rapidly expanding real-time information.  Mobile collaboration, and the ability to conduct business whether inside or outside of the office, are high priorities.  Business and consumer users are nomadic and expect instant access everywhere.  The ability to establish multiple secure simultaneous network connections and provide IP sessions with security and encryption will be critical to widespread deployment of next-generation networks.  A shortcoming of this new communications environment is that the various modes of communication operate independently from one another and do not integrate easily, if at all.  As the number of devices grows, individual points of contact multiply and communication becomes more sophisticated and increasingly vulnerable.

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

Our Solutions

Our software and technology solutions, including our secure domain name registry, our patents and our GABRIEL Connection Technology™ are designed to secure all types of real-time communications over the Internet.  Our technology uses industry standard encryption methods with our patented DNS lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet.  Our technology can be built into network infrastructure, operating systems or silicon chips developed for a communication or computing device to secure real-time communications over the Internet between numerous devices.  Our technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users and transmit information between multiple devices, networks and operating systems.  These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support rich content applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment.  Our approach is a unique and patented solution that provides the robust security platform required by these rich content applications and real-time communications over the Internet.  The key benefits and features of our technology include the following:

Index

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

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•
Unique patented technology.  We are focused on developing innovative technology for securing real-time communications over the Internet, and establishing the exclusive secure domain name registry in the United States and other key markets around the world.  Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms.  Our technology and patented approach enables users to create a secure communication link by generating secure domain names.  We have a portfolio comprised of twelve patents in the United States and sixteen foreign patents, as well as several pending U.S. and foreign patent applications.  Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

•
Scalable licensing business model.  We are actively engaged in pursuing licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, fixed-mobile convergence and unified communications end-markets.

•
Highly experienced research and development team.  Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years.  During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence and civilian agencies, many of which remain critical to our national security today.  Prior to joining VirnetX, our team worked for SAIC during which time they invented the technology that is the foundation of our technology, and software.  Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

Our Strategy

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Communications Technology™ as the industry standard security platform.  Key elements of our strategy are to:

Index

•	Implement a technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™.

•
Establish VirnetX as the exclusive universal registry of secure domain names and to enable our customers to act as registrars for their users and broker secure communication between users on different registries.

•	Leverage our existing technology to develop a suite of products that can be sold directly to end-user enterprises.

On December 2, 2009, we declared to the 3GPP (3rd Generation Partnership Project) that we believe our U.S. and foreign patents are or may be essential to Long Term Evolution (LTE) and 4G wireless specifications.  We believe that we hold the patents relevant to compliance with the 3GPP Series 33 specifications that define security requirements for LTE/4G networks.

License and Service Offerings

We plan to offer a diversified portfolio of license and service offerings focused on securing real-time communications over the Internet, including:

•
VirnetX technology licensing: Customers who want to develop their own implementation of the VirnetX code module for supporting secure domain names, or who want to use their own techniques that are covered by our patent portfolio for establishing secure communication links, will purchase a technology license.  We anticipate that these licenses would typically include an initial license fee, as well as an ongoing royalty.  We expect that these licenses will include a one-time delivery of Gabriel software development kit including object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement of the techniques we have developed.

•
GABRIEL Connection Technology™ Software Development Kit or SDK: OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products will purchase an SDK license.  The software development kit consists of object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology.  These tools are comprised of software for a secure domain name connection test server, a relay test server and a registration test server.  We expect that customers would pay an up-front license fee to purchase an SDK license and a royalty fee for every product shipped with the embedded VirnetX code module.

•
Secure domain name registrar service: Customers, including service providers, telecommunication companies, ISPs, system integrators and OEMs could purchase a license to our secure domain name registrar service.  We would provide the software suite and technology support to enable such customers to provision devices with secure domain names and facilitate secure connections between registered devices.  This suite includes the following server software modules:

o
Registrar server software: We anticipate that our registrar server software would enable customers to operate as a secure domain name registrar that provisions devices with secure domain names.  The registrar server software is designed to provide an interface for our customers to register new virtual private domains and sub-domain names.  This server module must be enrolled with the VirnetX secure domain name master registry to obtain its credentials before functioning as an authorized registrar.

o
Connection server software: We anticipate that our connection server software would allow customers to provide connection services to enrolled devices.  The connection services include registration of presence information for authenticated users and devices, presence information query request services, enforcement of policies and support for communication with peers behind firewalls.

Index

o
Relay server software: We anticipate that our relay server software would allow customers to dynamically maintain connections and relay data to private IP addresses for network devices that reside behind firewalls.  Secure domain name registrar service customers will enter into a technology licensing and revenue sharing agreement with VirnetX whereby we will typically receive an up-front licensing fee for the secure domain name registrar technology, as well as ongoing annual royalties for each secure domain name issued by the customer.

•
Secure domain name master registry and connection service: As part of enabling the secure domain name registrar service, we expect that we will maintain and manage the secure domain name master registry.  This service is expected to enroll all secure domain name registrar customers and generate the credentials required to function as an authorized registrar.  It also is expected to provide connection services and universal name resolution, presence information and secure connections between authorized devices with secure domain names.

•
Technical support services: We intend to provide high-quality technical support services to licensees and customers for the rapid customization and deployment of GABRIEL Connection Technology™ in an individual customer’s products and services.

Our research and development team was the team responsible for inventing the claimed subject matter of the patents that form the foundation of our technology.  This team has worked together for over ten years.  We intend to leverage this experience and continue investing in research and development and, over time, expect to strengthen and expand our patent portfolio, technology, and software.  While we are currently focused on securing real-time communications over the Internet and establishing the first and only secure domain name registry, we believe our existing and future intellectual property portfolio will extend to additional areas including, among others, network security and operating systems for fixed and mobile devices.

Customers

Our primary source of revenue since inception has been from the Settlement and License Agreement we entered into with Microsoft Corporation, our first licensee, on May 14, 2010, or the Settlement and License Agreement.  Pursuant to the Settlement and License Agreement, Microsoft paid us $200,000,000 in June 2010. As a consequence, we dismissed the two patent infringement lawsuits we initiated against Microsoft in February 2007 and March 2010 and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents.  The Settlement and License Agreement with Microsoft will not impact our plans to operate a secure domain name service.

We are currently focused on commercializing our technology and are actively offering our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.

We also intend to provide technology licenses and software offerings, including our secure domain name registry service, to communication service providers as well as to system integrators.

Marketing and Sales

We plan to employ a leveraged, partner-oriented, marketing strategy for our technology licenses and software offerings.  We expect the marketing strategy will primarily be focused on OEMs.

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

Index

We intend to build a sales force that will be responsible for managing accounts and pursuing technology licensing and sales opportunities with new customers.

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

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We have a portfolio comprised of twelve patents in the United States and sixteen foreign patents, as well as several pending U.S. and foreign patent applications.  Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our software and technology solutions also have additional applications relating to operating systems and network security.

Index

We have included a list of our U.S. patents below.  Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.  The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

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

Assignment of Patents

Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008.  We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents we acquired from SAIC.  Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations.  With respect to revenue-generating activities within our field of use, minimum annual royalty payments of $50,000 were due beginning in 2008 but as of June 30, 2010 we have met our maximum royalty payment.  Under certain circumstances, SAIC is entitled to receive a portion of the proceeds from revenues, monies or any form of consideration paid to VirnetX for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims we assert on others.

Government Regulation

The laws governing online secure communications remain largely unsettled, even in areas where there has been legislative action.  It may take years to determine whether and how existing laws governing intellectual property, privacy and libel apply to online communications and media.  Such legislation may interfere with the growth in use of online secure communications and decrease the acceptance of online secure communications as a viable solution, which could adversely affect our business.

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

Index

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

Employees

As of December 31, 2010, we had 11 full-time employees.

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

Index

Item 1A.  Risk Factors.

You should carefully consider the following material risks in addition to the other information set forth in the Annual Report on this Form 10-K before making any investment in the offered securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in the offered securities.

Risks Related To Existing and Future Litigation

Our litigation against Aastra, Apple, Cisco, NEC, Siemens and Mitel is ongoing, and we expect such litigation and the appeals process to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  We seek damages and injunctive relief.

We cannot assure you that any of these lawsuits will result in a final outcome that is favorable to our company or our stockholders.

We expect to allocate a significant amount of our existing cash on hand towards the fees and expenses associated these litigation matters.  We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations.  The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating our business.

While we believe Aastra, Apple, Cisco, NEC, Siemens and Mitel infringe our patents, we can provide no assurance that we will be successful in our lawsuit through appeal.

We believe that Aastra, Apple, Cisco, NEC, Siemens and Mitel infringe on certain of our patents, but obtaining and collecting a judgment against these parties may be difficult or impossible.  Patent litigation is inherently risky and the outcome is uncertain.  Aastra, Apple, Cisco, NEC, Siemens and Mitel are all large, well-financed companies with substantially greater resources than us.  We believe that these parties will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid and are unenforceable.  At this time, we cannot predict the final outcome of these litigation matters.

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

Disputes regarding the ownership of technologies and intellectual property rights are common and we may have intellectual property infringement claims against other parties in addition to our claims against Aastra, Apple Inc., Cisco, NEC, Siemens and Mitel. If we commence actions against additional parties, we may incur significant expense and commit significant management time, which may adversely affect our financial condition and results of operations.  Moreover, there can be no assurance that we would be successful in any additional legal proceedings and the existence and outcome of any such litigation could harm our business.  In addition, commencing lawsuits may lead to potential counterclaims which may preclude our ability to develop and commercialize products.

Index

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

We can provide no assurance that we will be successful in pursuing our business plan of commercializing our technology.

We expect to depend on our intellectual property licensing fees and royalties for the majority of our revenues.  Our ability to generate licensing fees and royalties is dependent on mainstream market adoption of real-time communications based on Session Initiation Protocol or using DNS lookup protocols as well as customer adoption of our GABRIEL Communication Technology™ and our secure domain name registry.  We cannot assure you that we will succeed in building a profitable business based on our business plan.

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

Index

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

In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate.  While we have numerous pending foreign patents, obtaining such patents will not necessarily protect our technology or prevent our international competitors from developing similar products or technologies.  Our inability to adequately protect our patented rights would have a negative impact on our operations and revenues.

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

We expect that in the future, a significant portion of our revenues will be generated from a limited number of customers.  Substantially all of our income during fiscal year 2010 was from the payments to us resulting from the Settlement and License Agreement we entered into with Microsoft. There can be no guarantee that we will be able to obtain additional customers, or if we do so, to sustain our revenue levels from these prospective customers.  If we are not able to establish, maintain or replace the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

Index

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

Index

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

Failing to maintain effective internal control over financial reporting could cause our costs to increase and could cause our stock price to decline.

On January 25, 2011 the Audit Committee of our Board of Directors determined that the previously filed financial statements for the fiscal quarter ended September 30, 2009, the fiscal year ended December 31, 2009, the fiscal quarter ended March 31, 2010, the fiscal quarter ended June 30, 2010 and the fiscal quarter ended September 30, 2010 should no longer be relied upon and needed to be restated to adjust the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009). We also determined that we did not maintain effective control over our accounting for the Series I Warrants and that a material weakness existed with respect to our reporting of complex, non-routine transactions (the Series I Warrants), as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above and as of the end of the period covered by this Form 10-K.  Although we subsequently restated all such financial statements, we do not believe that we are currently maintaining effective control over our disclosure controls and procedures and internal control over financial reporting as regards this issue, and we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, as part of our periodic reporting obligations.  Such deficiencies could include those arising from our lack of technical accounting expertise in the interpretation of complex, non-routine transactions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations.  In addition, if we continue to fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude in the future that we have effective internal controls.  We also may not be able to retain an independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner.  Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls ineffective if we are unable to remediate on a timely basis.  If in the future we continue to be unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports which could cause our stock price to decline.

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

The Company may not be able to successfully manage the rapid growth of the Company’s business.

The Company experienced significant growth during fiscal 2010 primarily as a result of the income it recognized pursuant to the Settlement and License Agreement with Microsoft.  This growth places additional demands on the Company’s managerial, administrative and operational resources. Failure to manage growth effectively could have a material adverse effect on the Company’s prospects and the Company’s business, results of operations and financial condition.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

Beginning with our annual report on this Form 10-K for the fiscal year ending December 31, 2010, we were required by SEC rules to include a report of management on the Company’s internal control over financial reporting in our annual reports. In addition, our independent registered public accounting firm auditing our financial statements was required to provide an attestation report on our internal control for fiscal 2010.

The Company was not an accelerated filer prior to fiscal 2011 and therefore was not required to have an attestation report from our independent registered public accounting firm on our internal controls. We expect that these reporting and other obligations will increase for the Company in fiscal 2011 and going forward as a result of our change in status from a smaller reporting company to an accelerated filer for the 2011 fiscal year. We expect that these expanded reporting and other obligations, specifically the requirements as an “accelerated filer,” will place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

Index

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders.  As of December 31, 2010, we had outstanding warrants to purchase an aggregate of 1,090,444 shares of common stock.  To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.  Additionally, the issuance of up to 3,326,897 shares of common stock issuable upon exercise of vested stock options and other stock awards outstanding as of December 31, 2010 pursuant to our stock incentive plan may further dilute our existing stockholders’ voting interest.

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

In connection with the restatement of our financial results to correct the accounting for the Series I Warrants, we recorded the Series I Warrants as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”  These derivative liabilities are reported at fair value each reporting period with changes in the fair value recognized as gain or loss during each reporting period.  An increase in our stock price or measure of our stock price volatility, for example, will generally result in an increase in the fair value of our warrant liability and a non-cash charge during the period of such increase, and could materially and negatively impact our results of operations in future periods.

Index

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between December 31, 2009 and December 31, 2010, the reported last sale price for our common stock has ranged between $2.94 and $18.65 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to, the following:

•	developments in any then-outstanding litigation;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

Because ownership of our common shares is concentrated, investors may have limited influence on stockholder decisions.

As of December 31, 2010, our executive officers and directors beneficially owned approximately 20% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at 5615 Scotts Valley Drive, Suite 110, Scotts Valley, California 95066.  We lease this property from a third party for a term that ends in 2012.  We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.

Item 3.  Legal Proceedings.

On August 11, 2010, we filed a complaint against Aastra USA, Inc., Aastra Technologies Ltd., Apple Inc., Cisco Systems, Inc., NEC Corporation, and NEC Corporation of America in the United States District Court for the Eastern District of Texas, Tyler Division.  The complaint includes allegations of patent infringement regarding five patents owned by VirnetX.  In this complaint we are seeking both damages and injunctive relief.

On January 12, 2011, we filed a complaint against Siemens AG, Siemens Corporation, Siemens Communications, Inc., Siemens Enterprise Communications, Inc., Mitel Networks Corporation and Mitel Networks, Inc., in the United States District Court for the Eastern District of Texas, Tyler Division.  The complaint includes allegations of patent infringement regarding two patents owned by VirnetX, U.S. Patent Nos. 6,502,135 and 7,418,504.  In this complaint we are seeking both damages and injunctive relief.

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

The following table shows the price range of our common stock, as reported on the NYSE Amex Stock Exchange, for each quarter ended during the last two fiscal years.

Quarter Ended	High	Low
3/31/09	$1.49	$1.06
6/30/09	$1.79	$1.10
9/30/09	$3.52	$1.22
12/31/09	$3.90	$1.95
3/31/10	$7.99	$2.94
6/30/10	$7.09	$4.03
9/30/10	$15.05	$5.42
12/31/10	$20.00	$11.61

The closing price of our common stock on the NYSE Amex Stock Exchange on March 10, 2011 was $12.46 per share.

Holders

As of March 10, 2011, we had 64 stockholders of record.

Dividends

On June 15, 2010, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of the Company’s common stock to holders of record on July 1, 2010.  We currently intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business.  We do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 17, 1998, when we operated under the name PASW, Inc., we adopted an equity incentive program.  Under this program, we may grant incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and rights to acquire restricted stock to employees, directors and consultants (except for incentive stock options which may only be granted to employees).  The number of shares of common stock initially reserved for issuance under this program was 150,580 shares post-split.  As of December 31, 2010, there were no outstanding options or rights under this program and we do not intend to grant any equity incentives in the future under this plan.

Index

In connection with the merger between VirnetX Holding Corporation and VirnetX, our Board of Directors approved our adoption of the VirnetX 2005 Stock Plan, as amended, to cover grants of stock options and stock purchase rights to our employees and consultants.  Our Board of Directors renamed this stock plan the VirnetX Holding Corporation 2007 Stock Plan.  The total number of shares of our common stock reserved for issuance under the VirnetX Holding Corporation 2007 Stock Plan is 11,624,469, of which as of December 31, 2010, there were 1,103,478 shares remaining available for future grants.  To the extent that any award granted under the 2007 Stock Plan should expire, become unexercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2007 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	5,920,835	3.23	1,103,478
Equity compensation plans not approved by security holders	—		—
Total	5,920,835	3.23	1,103,478

On February 24, 2010 the Compensation Committee granted an additional 345,250 options to the employees of VirnetX Inc.  In September 2009, we closed a private placement of 2,380,942 shares of our common stock at a purchase price of $3.17 per share.  In addition to shares of common stock, we also issued (i) Series I warrants to purchase an additional 3,246,959 shares of our common stock with an exercise price of $3.93 per share (subject to adjustment and including (x) 627,923 shares of our common stock issuable pursuant to the anti-dilution protections in the Series I Warrants, and (y) 238,094 shares of our common stock issuable to the placement agent of the September 2009 transaction) (the “Series I Warrants”), (ii) Series II warrants to purchase up to an additional 2,419,045 shares of our common stock, subject to adjustment as described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”) and (iii) Series III warrants to purchase approximately an additional 2,380,942 shares of common stock with an exercise price of $2.52 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).  We filed a registration statement on Form S-1 (File No. 333-162145) to cover the common stock issued and the shares of common stock issuable upon exercise of the Warrants.

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

Index

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

The foregoing descriptions of the Series I Warrant, the Series II Warrant, the Series III Warrant, and the placement agent warrant are summaries only and are qualified in their entirety by reference to Exhibits 4.1, 4.2, and 4.3 filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Index

Performance Graph

The stock price performance reflected on this graph is not necessarily indicative of future stock price performance.

	12/05	12/06	12/07	12/08	12/09	12/10
VirnetX Holding Corp	$100.00	$241.67	$1,633.33	$411.11	$816.67	$4471.64
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
RDG Technology Composite	$100.00	$109.07	$125.31	$71.12	$114.36	$129.26

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

Index

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Consolidated Statement of Operations Data:
Revenue	$68,185	$26,306	$133,744	$74,866	$—
Gain on settlement	(200,000,000)	—	—	—	—
Other operating expenses	95,383,105	13,114,131	12,355,332	8,725,210	1,407,675
Net operating expenses	(104,616,895)	13,114,131	12,355,332	8,725,210	1,407,675
Income tax expense	34,062,436	—	—	—	—
Net (loss) income	41,416,893	(12,524,373)	(12,072,180)	(8,692,164)	(1,401,339)
Earnings (loss) per share	$0.91	$(0.33)	$(0.35)	$(0.36)	$(0.08)
Dividends declared per common share	$0.50	$0.00	$0.00	$0.00	$0.00
Consolidated Balance Sheet Data
Cash and cash equivalents	$34,634,533	$2,011,470	$457,155	$8,589,447	139,997
Investments available for sale	43,456,803	—	—	—	—
Total assets	$81,694,120	$2,241,605	$978,982	$9,279,166	195,123
Long-term obligation	—	120,000	160,000	204,000	—
Stockholders’ equity (deficit)	$59,452,966	$(8,707,812)	$(894,351)	$8,495,376	$107,737

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to our management.  Except for the historical information contained herein, the outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  See “Risk Factors” for a discussion of these risks and uncertainties.  The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.  Actual results and the outcome or timing of certain events may differ significantly from those stated or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I “Risk Factors” and other factors from time to time described in our other filings with the Securities and Exchange Commission, or SEC.  For this purpose, using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,””hope”, “may,” “intended,” “potential,” “indicate,” “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those stated or implied by these forward-looking statements.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Company Overview

We are an internet security software and technology company.  Our software and technology solutions, including our secure domain name registry and GABRIEL Connection Technology(TM), are designed to facilitate secure communications and to create a secure environment for real-time communication applications such as instant messaging, VoIP, smart phones, eReaders and video conferencing.  We acquired several patents through our principal operating subsidiary, VirnetX, from Science Applications International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health.

Index

To date, our primary source of significant income has been from the Settlement and License Agreement we entered into with Microsoft Corporation, our first licensee, on May 14, 2010, or the Settlement and License Agreement.  Pursuant to the Settlement and License Agreement, Microsoft paid us $200,000,000 in June 2010 and we dismissed the two patent infringement lawsuits we initiated against Microsoft in February 2007 and March 2010 and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents.  We are currently involved in litigation against Aastra, Apple, Cisco, NEC, Siemens and Mitel with respect to our allegations that these companies infringes on certain of our patents and are seeking both damages and injunctive relief.  We expect to use a significant portion of the proceeds we received from the Settlement and License Agreement to fund the costs and expenses of these litigation matters and if we are not successful, we may substantially deplete our capital resources and our ability to fund future operations.  Although we believe these potential claims are worth pursuing, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we will prevail on such potential claims.  In addition, bringing a lawsuit may lead to potential counterclaims which may preclude our ability to commercialize our initial products, which are currently in development.  We also believe that we may derive revenues in the future from licensing our software and technology solutions and we are currently endeavoring to develop certain marketable products.  We expect to continue to incur significant expenses, including but not limited to those we expect to incur in our patent infringement litigation matters against Aastra, Apple, Cisco, NEC, Siemens and Mitel, and we do not currently have any sources of revenue from our continuing operations.  If we are unsuccessful in these matters or in developing certain marketable products, we may be unable to successfully complete our business plans, our business may fail and you could lose some or all of your investment in our securities.

We are subject to numerous risks including: the uncertainty that our technology licensing program development efforts will produce revenue bearing licenses for us; the uncertainty that our development initiatives will produce successful commercial products as well as the marketing and customer acceptance of such products; competition from larger, better funded organizations; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See “Risk Factors” for additional information.

Developments from the Year Ended December 31, 2010

Warrants

On January 14, 2010, the Series II Warrants expired unexercised and terminated without any additional shares of common stock being issued to private placement investors.

As of February 24, 2010, all Series III Warrants issued had been exercised in full and we issued 2,380,942 shares of our common stock.  The aggregate cash exercise proceeds from the Series III Warrants totaled $6,000,000.  After payment of fees and commissions, we received net proceeds of approximately $5,400,000.

On February 24, 2010, we exercised in full our rights to call the $2.00 warrants issued by us in connection with our 2009 public offering.  As of March 12, 2010, we had received proceeds in the amount of $2,000,000.

Litigation

On March 16, 2010, a jury awarded us a $105,750,000 verdict against Microsoft for infringing two of our patents.  The jury also found that Microsoft’s patent infringement was willful.

On March 17, 2010, we filed a new complaint against Microsoft alleging infringement of our U.S. Patent Nos.  6,502,135 and 7,188,180 by Microsoft’s Windows 7 and Windows Server 2008 R2 software products.

On May 14, 2010 we announced that our wholly-owned VirnetX, Inc. (“VirnetX”), entered into a Settlement and License Agreement with Microsoft Corporation (“Microsoft”) to settle all claims asserted by VirnetX against Microsoft in two lawsuits filed by VirnetX in the United States District Court for the Eastern District of Texas, Tyler Division.  Under the Settlement and License Agreement, Microsoft has agreed to pay VirnetX $200,000,000 in cash in exchange for dismissing both lawsuits and a worldwide, irrevocable, nonexclusive, non-sublicensable fully paid up license under VirnetX’s patents.  The Settlement and License Agreement will not impact VirnetX’s plans to operate a universal Secure Domain Name Service.

Index

On May 25, 2010 and June 1, 2010, the United States District Court for the Eastern District of Texas, Tyler Division entered two Orders of Dismissal (the “Dismissals”) whereby all claims asserted by VirnetX, Inc. (the “Company”), the wholly-owned operating subsidiary of VirnetX Holding Corporation, against Microsoft Corporation (“Microsoft”) with respect to the lawsuits filed by the Company against Microsoft were dismissed with prejudice.

On May 18, 2010, Microsoft filed Notices of Non-Participation with the United States Patent and Trademark Office, whereby Microsoft stated that it would not participate further in the Inter Partes Reexamination of certain of the Company’s patents, which Microsoft previously filed on November 25, 2009. The United States Patent and Trademark Office issued an Office action on June 16, 2010 confirming the patentability of the claims of the patents subject to reexamination, and closing prosecution of the reexamination procedures.

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

Special Dividend

On June 15, 2010, the Board approved the declaration of a special cash dividend of $0.50 per share of the Company’s common stock (the “Dividend”) payable on or about July 15, 2010 to stockholders of record on July 1, 2010.  In connection with the Dividend, the Board of Directors of the Company also approved a cash distribution to holders of stock options under the Company’s 2007 Stock Plan.  The Company’s principal executive officer and principal financial officer received gross payments of approximately $438,000 and $196,000, respectively, in connection with the cash distribution to stock option holders.

Holders of warrants to purchase shares of the Company’s common stock did not receive any cash payment pursuant to the Dividend unless and until such holders exercise their warrants.  Holders of the Company’s Series I Warrants pursuant to the Company’s private placement transaction that closed on September 11, 2009 received notice of the Dividend and the related adjustment to each Series I Warrant’s exercise price.  Holders of the Company’s $3.00 and $4.00 warrants to purchase shares of the Company’s common stock issued pursuant to the Company’s public offering that closed on January 30, 2009 also received notice of the Dividend, but, pursuant to the terms of the $3.00 and $4.00 warrants, there was no adjustment to each such warrant’s exercise price.  The $3.00 and $4.00 warrants expired, if not earlier exercised, on July 30, 2010.

Board of Directors

On June 16, 2010, Edmund “Gif” Munger resigned from the Board and formally retired from active service with the Company, effective July 9, 2010.

Effective July 9, 2010, the Board elected Dr. Robert Short III to fill the vacancy on the Board left by Mr. Munger’s resignation.  Dr. Short has been the Chief Scientist for the Company since May 2006.

Recent Developments

On January 12, 2011, VirnetX Holding Corporation filed a complaint against Siemens AG, Siemens Corporation, Siemens Communications, Inc., Siemens Enterprise Communications, Inc., Mitel Networks Corporation and Mitel Networks, Inc., in the United States District Court for the Eastern District of Texas, Tyler Division.  The complaint includes allegations of patent infringement regarding two patents owned by VirnetX, U.S. Patent Nos.  6,502,135 and 7,418,504.  In its complaint, VirnetX seeks both damages and injunctive relief.

Index

On January 25, 2011, the Audit Committee determined that the previously filed financial statements for the following periods should no longer be relied upon:

•	the fiscal quarter ended September 30, 2009 included in its quarterly report on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2009 (the “2009 Form 10-Q”);

•
the fiscal year ended December 31, 2009 included in its annual report on Form 10-K as filed with the SEC on March 31, 2010 (the “Form 10-K”) along with the related audit report from its independent registered public accounting firm;

•	the fiscal quarter ended March 31, 2010 included in its quarterly report on Form 10-Q as filed with the SEC on May 7, 2010 (the “1Q 2010 Form 10-Q”);

•	the fiscal quarter ended June 30, 2010 included in its quarterly report on Form 10-Q as filed with the SEC on August 9, 2010 (the “2Q 2010 Form 10-Q”); and

•
the fiscal quarter ended September 30, 2010 included in its quarterly report on Form 10-Q as filed with the SEC on November 8, 2010 (the “3Q 2010 Form 10-Q” and, collectively with the 2009 Form 10-Q, the 1Q 2010 Form 10-Q and the 2Q 2010 Form 10-Q, the “Form 10-Qs”).

VirnetX restated the Form 10-K and Form 10-Qs, which were filed with the Securities and Exchange Commission on January 31, 2011, to adjust the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009) in such financial statements, which were previously recorded as equity instruments (the “Restatements”).

In connection with the Restatements, we performed a re-assessment of the Series I Warrants to purchase 2,619,036 shares of common stock that were issued in connection with its September 2009 private placement and has concluded that the Series I Warrants are liabilities within the scope of Accounting Standards Codification Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), because the Series I Warrants contain a provision requiring a weighted average adjustment to the exercise price of the Series I Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, the Series I Warrants should have been accounted for as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.

The Restatement did not impact the Company's previously reported cash, cash equivalents, short-term investments or cash flows.

In connection with the Restatements, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, and concluded that the Company did not maintain effective disclosure controls and procedures or internal controls over financial reporting for the reasons discussed in Part II, Item 9A “Disclosure Controls and Procedures” of this Form 10-K.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earning process occurs.  Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

Index

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

Income Taxes

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates.  Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized.  When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value.  For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies in determining whether our net deferred tax assets are more likely than not to be realized.

Effective January 1, 2007, we have adopted, Accounting for Uncertainty in Income Taxes using the prospective method.  The adoption did not have a material impact on our financial statements.

Implementation of FASB ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions"

In June 2008, the FASB ratified guidance included in ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815 "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under the provisions of ASC 815-40-15 the embedded Series I Warrants are not considered indexed to our stock. As a result of the antidilution protection in the Series I Warrants and the application of ASC 815-40-15, effective September, 2009, the Warrants were required to be accounted for as derivative instruments. Accordingly, effective September 2009, Company's Series I Warrant Conversion Feature and Investor Warrants are recognized as liabilities in our consolidated balance sheet.

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

In June 2008, the FASB issued guidance requiring that unvested instruments granted in share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share.  This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In January 2010, the FASB required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuance and settlement of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Operations

Revenue - Royalties

Revenue generated for the twelve months ended December 31, 2010 was $68,185 compared to $26,306 for the twelve months ended December 31, 2009.  Our revenue was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license to decrease substantially in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Gain on Settlement

In May 2010, we entered into a Settlement and License Agreement with Microsoft.  Pursuant to the Settlement and License Agreement, Microsoft paid us $200,000,000 in June 2010 and we dismissed the two patent infringement lawsuits we initiated against Microsoft in February 2007 and March 2010 and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents.

We recorded the $200,000,000 lump sum payment as gain on settlement as a result of litigation. We originally classified this payment as revenue. Upon further analysis, the Company could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of ASC Topic 605. As a result, the Company now classifies the amount as a gain on settlement. This settlement satisfies all past litigation and disputes between the Company and Microsoft and there are no future obligations that the Company would need to perform to earn this settlement payment.  That is, the license and settlement agreement represents fully paid up licenses by both the Company and Microsoft for which no future payment or delivery is required.  Accordingly, the Company recognized the entire settlement amount in its 2010 operating results.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Our research and development expenses increased from $864,058 for the twelve months ended December 31, 2009 to $2,412,109 for the twelve months ended December 31, 2010.  This increase is primarily due to increased costs related to engineering activities for product development, salary increases for all of our employees and the bonuses that were paid to our employees in 2010.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses increased by $21,514,149 to $33,764,222 for 2010 from $12,250,073 for the year ended December 31, 2009.  The increase was primarily due to increased legal fees, approximately $16,000,000 for the contingent fees on the Microsoft settlement and an increase of $2,000,000 in other legal fees in 2010 over 2009.  A bonus of approximately $2,000,000 was paid to the employees and directors after the license agreement was signed account for most of the rest of the increased expenses.  Legal fees represent approximately 76% of general and administrative expenses for 2010 compared to 55% in 2009.

Royalty expense was $59,206,774 for 2010, compared to no royalty expenses in 2009, all due to the amounts paid to SAIC in royalty payments following the execution of the settlement and license agreement was signed with Microsoft.  The royalty expense has hit its maximum under the settlement and license agreement and will be paid in future periods only in certain circumstances.

Other Income/Expenses

The company recognized $30,515,799 in non-cash loss related to the periodic revaluation of its Series I Warrants in fiscal 2010.  This loss is a result of the Company’s stock price increasing and making the outstanding warrants more valuable.  There were no derivative instruments in the prior year.  We recognized $1,310,048 in interest in 2010 compared to $5,074 in 2009.

Liquidity and Capital Resources

As of December 31, 2010, our cash and cash equivalents totaled $34,634,533 and our short-term investments totaled $43,456,803 compared to $2,011,470 and zero, respectively, as of December 31, 2009.  The increase in our cash and cash equivalents and short-term investments for the fiscal year ended December 31, 2010 over the fiscal year ended December 31, 2009 is primarily due to the cash we received from the payments under the Settlement and License Agreement with Microsoft discussed below and our investments of such amounts.

We recognized an unrealized loss on our investments of $984,266 for the fiscal year ended December 31, 2010 compared to no gain or loss on our investments for the fiscal year ended December 31, 2009 because we did not have any investments available for sale as of December 31, 2009.  We have determined that this loss is temporary because the fair value of our investment securities is below the carrying value primarily due to changes in interest rates and we anticipate that this loss will be reversed over the securities' remaining lives, as demonstrated by improved valuations in fiscal 2011.

Before entering into the Microsoft Settlement, we allocated a large part of our cash and cash equivalents to the fees and expenses associated with the Microsoft litigation.  We expect that our cash and cash equivalents as of December 31, 2010 to be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses, including the expenses for the new complaints against Aastra USA, Inc., Aastra Technologies Ltd., Apple Inc., Cisco Systems, Inc., NEC Corporation, NEC Corporation of America, Siemens and Mitel for at least the next 36 months. Other than the anticipated expenses associated with the new complaints, the Company does not currently have any material commitments for capital expenditures.

While we do not expect a significant increase in income in the near term similar to that associated with the gain on settlement recognized during the twelve months ended December 31, 2010 as a result of the Settlement and License Agreement, we do expect to derive the majority of our future income from license fees and royalties associated with our technology, software and Secure domain name registry in the United States and other markets around the world over the long term.

Investors should not expect the Company to receive settlements/income for the new complaints unless and until the new complaints are resolved in the Company’s favor and there is no assurance that the Company will prevail on such potential claims.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the value of the $43,456,803 investments available for sale in our investment portfolio.  Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments.  Under our current investment policy, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We attempt to increase the safety and preservation of our invested principal funds by limiting the percentage of funds invested in any one instrument and investing in short term debt securities that generally have a maturity of less than six months.  We mitigate default risk by investing primarily in investment grade securities.  A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Changes in interest rates over time will increase or decrease our interest income.

Item 8.  Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years ended December 31, 2010 and 2009.  VirnetX Holding Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an adverse opinion.

/s/ Farber Hass Hurley LLP

Granada Hills, California
March 15, 2011

Index

VirnetX Holding Corporation

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$34,634,533	$2,011,470
Investments available for sale	43,456,803	—
Accounts receivable, net	2,691	6,842
Current deferred tax benefit	1,734,570	—
Prepaid expenses and other current assets	87,215	43,863
Total current assets	79,915,812	2,062,175
Property and equipment, net	25,464	23,430
Intangible and other assets	108,000	156,000
Long term deferred tax benefit	1,644,844	—
Total assets	$81,694,120	$2,241,605
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$518,976	$4,478,325
Income tax liability	7,357,830	—
Current portion of long-term obligation	—	40,000
Derivative liability	14,364,350	6,311,091
Total current liabilities	22,241,156	10,829,416
Long-term obligation, net of current portion	—	120,000
Commitments and contingencies	—	—
Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2010 and 2009, respectively
Issued and outstanding: 0 shares at December 31, 2010 and 2009, respectively
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2010 and 2009, respectively
Issued and outstanding: 49,341,028 shares and 39,750,927 shares, at December 31, 2010 and 2009, respectively	4,934	3,975
Additional paid-in capital	78,187,376	26,860,747
Accumulated deficit	(17,755,080)	(35,572,534)
Accumulated other comprehensive loss	(984,266)	—
Total stockholders' equity (deficit)	59,452,964	(8,707,812)
Total liabilities and stockholders' equity	$81,694,120	$2,241,605

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue - Royalties	$68,185	$26,306
Operating expenses:
Royalty expense	59,206,774	–
Research and development	2,412,109	864,058
General, selling and administrative	33,764,222	12,250,073
Gain on settlement	(200,000,000)	–
Total operating expenses	(104,616,895)	13,114,131
Income (loss) from operations	104,685,080	(13,087,825)
Gain (loss) on change in value of embedded derivative and warrants	(30,515,799)	558,378
Interest income, net	1,310,048	5,074
Income (loss) before taxes	75,479,329	(12,524,373)
Income taxes	34,062,436	–
Net Income (loss)	$41,416,893	$(12,524,373)
Basic earnings (loss) per share:	$0.91	$(0.33)
Diluted earnings (loss) per share:	$0.84	$(0.33)
Weighted average shares outstanding basic	45,452,550	37,911,340
Weighted average shares outstanding dilutive	49,066,704	37,911,340
Dividends declared per common share	$0.50	–

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Expense)	(Deficit)
Balance at December 31, 2008	—	—	34,899,985	$3,489	$22,150,321	$(23,048,161)	—	$(894,351)
Stock issued for cash at $1.50 per share, net	—	—	2,470,000	247	3,273,416	—	—	3,273,663
Stock issued for cash at $2.52 per share, net	—	—	2,380,942	239	5,400,001	—	—	5,400,240
Deferred offering costs	—	—	—	—	(125,238)	—	—	(125,238)
Stock-based compensation	—	—	—	—	3,031,717	—	—	3,031,717
Derivative liability	—	—	—	—	(6,869,470)	—	—	(6,869,470)
Net loss	—	—	—	—	—	(12,524,373)	—	(12,524,373)
Balance at December 31, 2009	—	—	39,750,927	$3,975	$26,860,747	$(35,572,534)		$(8,707,812)
Stock issued on cash exercise of warrants at $2.52 per share, net	—	—	2,380,943	238	5,394,985	—	—	5,394,985
Stock issued on cash exercise of warrants at $2.00 per share, net	—	—	1,233,741	123	2,354,026	—	—	2,354,026
Stock issued on cash exercise of warrants at $3.00 per share, net	—	—	1,235,000	123	3,750,590	—	—	3,750,590
Stock issued on cash exercise of warrants at $4.00 per share, net	—	—	1,235,000	123	4,944,800	—	—	4,944,800
Stock issued on cash exercise of warrants at $1.80 per share, net	—	—	220,000	22	396,000	—	—	396,000
Stock issued on cash exercise of warrants at $4.80 per share, net	—	—	228,648	23	1,097,510	—	—	1,097,510
Stock issued on cash exercise of warrants at $3.93-$3.59 per share, net	—	—	1,787,620	179	6,593,133	—	—	6,593,133
Stock issued for cash exercise of options, net	—	—	1,269,149	128	1,403,900	—	—	1,404,859
Stock-based compensation	—	—	—	—	3,380,876	—	—	3,380,876
Deferred tax benefit related to stock-based compensation					527,951		—	527,951
Fees and commissions	—	—	—	—	(979,682)	—	—	(979,682)
Derivative liability	—	—	—	—	22,462,540	—	—	22,462,540
Unrealized loss on available for sale investments, net							(984,266)	(984,266)
Dividend	—	—	—	—		(23,599,439)	—	(23,599,439)
Net Income	—	—	—			41,416,893	—	41,416,893
Balance at December 31, 2010			49,341,028	4,934	78,187,376	(17,755,080)	(984,266)	59,452,964

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,
	2010	2009

Net income/(loss)	$41,416,893	$(12,524,373)
Unrealized loss on investments, net	(984,266)	-
Comprehensive income/(loss)	$40,432,627	$(12,524,373)

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net Income (loss)	$41,416,893	$(12,524,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	(984,266)	—
Stock-based compensation	3,380,876	3,031,717
Change in value of derivative liability	30,515,799	(558,378)
Depreciation and amortization	59,066	63,113
Deferred tax benefit	(2,851,462)	—
Changes in assets and liabilities:
Receivables and other current assets	(39,200)	140,296
Other assets	—	94,263
Accounts payable and accrued liabilities	3,398,479	2,808,992
Net cash provided by (used in) operating activities	74,896,185	(6,944,370)
Cash flows from investing activities:
Purchase of property and equipment	(13,100)	(5,980)
Purchase of investments	(43,456,803)	—
Net cash used in investing activities	(43,469,903)	(5,980)
Cash flows from financing activities:
Payment of dividend	(23,599,439)	—
Payment of royalty obligation less imputed interest	(160,000)	(44,000)
Proceeds from exercise of options	1,341,432	—
Proceeds from exercise of warrants	23,614,788	—
Proceeds from sales of common stock	—	8,548,665
Net cash provided by financing activities	1,196,781	8,504,665
Net increase in cash and cash equivalents	32,623,063	1,554,315
Cash and cash equivalents, beginning of period	2,011,470	457,155
Cash and cash equivalents, end of period	$34,634,533	$2,011,470
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$29,556,069	$2,173
Cash paid during the year for interest	$10,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation
NOTES TO FINANCIAL STATEMENTS

Note 1 Formation and Business of the Company

VirnetX Holding Corporation ("we," "us," "our" or the "Company") is a company focused on commercializing a patent portfolio for providing solutions for secure real-time communications such as instant messaging, or "IM," and voice over internet protocol, or "VoIP."

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

The company is no longer considered to be in the development stage as principal operations have commenced and significant income has been recognized.  As such, the cumulative amounts and other disclosure required for development stage companies are omitted in the December 31, 2010 statements.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.  If any of these criteria are not met, the Company defers recognizing the revenue until such time as all criteria are met.  Determination of whether or not these criteria have been met may require the Company to make judgments, assumptions and estimates based upon current information and historical experience.

The Company expects future royalty revenues from technology license agreements with original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.  The Company will recognize royalty revenues upon notification by its licensees and when deemed collectible.  The terms of the royalty agreements generally require licensees to give the Company notification.

The Company is planning to license its technology, including Gabriel Connection Technology to various original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets, who use these technologies in the development and manufacturing of their own products.  Such licensing agreements may cover the license of part, or all, of our patent portfolio, with or without our technology software components.  The contractual terms of the agreements generally will provide for payments over an extended period of time.  For the licensing agreements with fixed royalty payments, the Company will generally recognize revenue from these arrangements as amounts become due.  For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, the Company will recognize royalty revenue at the time that the licensees' sales occur.  The Company's licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter.  As the Company is unable to estimate the licensees' sales in any given quarter to determine the royalties due to the Company, it will recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

Index

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earning process occurs.  Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

Gain and Loss from Derivative Liability

In accordance with FASB ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions", the Company is required to account for the Series I Warrants as derivative liabilities.  The Company is required to mark to market in each reporting quarter the value of the embedded derivative and Series I Warrants.  The Company revalues these derivative liabilities at the end of each reporting period.  The periodic change in value of the derivative liabilities is recorded as either non-cash derivative gain (if the value of the embedded derivative and Series I Warrants decrease) or as non-cash derivative loss (if the value of the embedded derivative and Series I Warrants increase).  Although the values of the embedded derivative and Series I warrants are affected by interest rates, the remaining contractual exercise period and the Company's stock volatility, the primary cause of the change in the values will be the price of the Company's Common Stock.  If the stock price goes up, derivative liability will generally increase and if the stock price goes down derivative liability will generally decrease.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

Investments

Investments are classified as held-for-sale and are recorded at fair market value. Unrealized gain and losses are reported as other comprehensive income. Realized gains and losses are included in income in the period they are realized.  The Company's investments consist of debt securities with maturity dates primarily less than nine months.

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using the accelerated and straight line methods over the estimated useful lives of the assets, which range from five to seven years.  Repair and maintenance costs are charged to expense as incurred.

Index

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States. Our investements available for sale are primarily held at one financial institution, but no one of the debt instruments exceed five percent of the total investments. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  The interest earning cash balances are insured by the Federal Deposit Insurance Corporation as of the date of this report up to $250,000.  During the year ended December 31, 2010 we had, at times, funds that were uninsured.  The uninsured balance at December 31, 2010 was in excess of $9,900,000.  We have not experienced any losses on our deposits of cash and cash equivalents.

Intangible Assets

We record intangible assets at cost, less accumulated amortization.  Amortization of intangible assets is provided over their estimated useful lives, which can range from 3 to 15 years, on either a straight line basis or as revenue is generated by the assets.

Impairment of Long-Lived Assets

We identify and record impairment losses on intangible and other long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets' carrying value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

Research and Development

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Income Taxes

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates.  Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized.  When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value.  For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies in determining whether our net deferred tax assets are more likely than not to be realized.

Effective January 1, 2007, we have adopted, Accounting for Uncertainty in Income Taxes using the prospective method.  The adoption did not have a material impact on our financial statements.

Implementation of FASB ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions"

In June 2008, the FASB ratified guidance included in ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  ASC 815-40-15 contains provisions describing conditions when an instrument or embedded feature would be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815 "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.

Index

Under the provisions of ASC 815-40-15 the embedded Series I Warrants are not considered indexed to our stock.  As a result of the antidilution protection in the Series I Warrants and the application of ASC 815-40-15, effective September, 2009, the Warrants were required to be accounted for as derivative instruments.  Accordingly, effective September 2009, Company's Series I Warrant Conversion Feature and Investor Warrants are recognized as liabilities in our consolidated balance sheet.

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

Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt.  Since we incurred a loss in the prior period, any common stock equivalents have been excluded in 2009 because their effect would be anti-dilutive.

New Accounting Pronouncements

In September 2006, the FASB established a framework for measuring fair value in accordance with United States Generally Accepted Accounting Principles ("GAAP") and expanded disclosure about fair value measurements including valuing securities in markets that are not active.  The Company adopted the framework for measuring fair value effective January 1, 2009 with the exception of the application of the framework to non-recurring, non-financial assets and non-financial liabilities.  The adoption of the framework for measuring fair value did not have a significant impact on the Company's results of operations or financial position.

In June 2008, the FASB issued guidance requiring that unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share.  This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009, and required those disclosures in summarized financial information at interim reporting periods.  The Company adopted the new disclosure guidance over fair value of financial instruments, and adoption did not have a material effect on the Company's consolidated financial statements.

Index

In June 2009, the FASB established the Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized.  The codification was adopted as of August 31, 2009.  Adoption did not have a material effect on the Company's consolidated financial statements.

In January 2010, the FASB required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Adoption is not expected to have a material effect on the Company's consolidated financial statements.

Reclassifications

The Company has reclassified certain amounts in its financial statements for fiscal year 2009 to conform to the fiscal year 2010 presentation.

Note 3 Gain on Settlement

In June 2010, the Company received $200,000,000 from Microsoft related to a licensing agreement that granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license. Pursuant to the agreement, the Company also agreed to dismiss the lawsuits and any damages. This amount was originally classified as revenue. Upon further analysis, the Company could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of ASC Topic 605. As a result, the Company now classifies the amount as a gain on settlement.

Note 4 Property

Our major classes of property and equipment were as follows:

	December 31
	2010	2009
Office furniture	$21,810	$21,810
Computer Equipment	75,716	62,616
Total	97,526	84,426
Less accumulated depreciation	(72,062)	(60,996)
	$25,464	$23,430

Depreciation expense for the years ended December 31, 2010 and 2009 was $11,066 and $15,113, respectively.

Note 5 Patent Portfolio

As of December 31, 2010, we had twelve issued U.S. and sixteen issued foreign technology related patents, in addition to pending U.S. and foreign patent applications.  The term of our issued U.S. and foreign patents runs through the period 2019 to 2024.  Most of our issued patents were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008.  We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents we acquired from SAIC.  Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations.  With respect to revenue-generating activities within our field of use, minimum annual royalty payments of $50,000 were due beginning in 2008 but as of June 30, 2010 we have met our maximum royalty payment.  Under certain circumstances, SAIC is entitled to receive a portion of the proceeds from revenues, monies or any form of consideration paid to VirnetX for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

We recorded a related asset equal in amount to the liability as an intangible asset which will be amortized over the expected revenue generating period of our agreement with SAIC.  Amortization expense was $48,000 in 2010 and 2009.

As of December 31, 2010, the expected amortization of the intangible assets is as follows:

2011	$48,000
2012	48,000
Thereafter	12,000
Total	$108,000

Index

Note 6 Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease.  Rent expense for the years ended December 31, 2010 and 2009 were $51,807.

For the Year	Minimum Required Lease Payments in Period
2011	$59,242
2012	30,202
Total	$89,444

Note 7 Stock Plan

In 2005, VirnetX, Inc. adopted the 2005 Stock Plan (the "Plan"), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007.  Our Board of Directors renamed this Plan the VirnetX Holding Corporation 2007 Stock Plan and our stockholders approved the Plan at our 2008 annual stockholders' meeting.  The Plan provides for the issuance of up to 11,624,469 shares of our common stock.  To the extent that any award should expire, become unexercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan.  The Plan provides for the granting of stock options and stock purchase rights to our employees and consultants.  Stock options granted under the Plan may be incentive stock options or nonqualified stock options.  Incentive stock options ("ISO") may only be granted to our employees (including officers and directors).  Nonqualified stock options ("NSO") and stock purchase rights may be granted to our employees and consultants.

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

Activity under the Plan is as follows:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	2,651,392	4,468,595	$2.98
Restricted stock granted	—	—	—
Options granted	(1,317,195)	1,317,195	1.18
Options exercised	—	—	—
Options cancelled	83,032	—	—
Balance at December 31, 2009	1,417,229	5,785,790	$2.57
Restricted stock granted	—	—	—
Options granted	(345,250)	345,250	5.53
Options exercised		(1,269,149)	1.11
Options cancelled	31,500	(31,500)	5.48
Balance at December 31, 2010	1,103,478	4,830,391	$3.14

Index

Note 8 Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2010	Year Ended December 31, 2009
Restricted stock	$—	$—
Employee stock options	3,380,876	3,031,717
Total stock-based compensation	$3,380,876	$3,031,717

As of December 31, 2010, the unrecorded deferred stock-based compensation balance related to stock options was $4,026,507, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1.2 years.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2010		Year Ended December 31, 2009
Volatility		110%		120%
Risk-free interest rate		3.66%		2.93%
Expected life	7.0	years	6.6	years
Expected dividends		0%		0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $4.83 and $1.06 during the year ended December 31, 2010 and 2009, respectively.

The expected life was determined using the simplified method outlined in FASB codification topic 718, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at December 31, 2010 will vest.  In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,468,595	2.98	—	—
Options granted	1,317,195	1.18	—	—
Options exercised	—	—	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2009	5,785,790	2.57	—	—
Options granted	345,250	5.53	—	—
Options exercised	(1,269,149)	1.11	—	—
Options cancelled	(31,500)	5.48	—	—
Outstanding at December 31, 2010	4,830,391	$3.14	7.15	$56,566,634

Index

Intrinsic value is calculated at the difference between the market price of the Company's stock on the last trading day of the year ($14.85) and the exercise price of the options.  For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.24	705,772	5.22	$0.24	705,772	5.22	$0.24
4.20	1,327,899	6.56	4.20	1,177,493	6.56	4.20
5.88-6.47	797,026	7.00	6.04	575,270	7.00	6.04
1.74-6.20	371,250	7.56	3.62	215,417	7.50	4.06
1.15- 1.58	1,314,694	8.26	1.18	563,831	8.27	1.19
5.48-6.03	313,750	9.18	5.54	89,115	9.25	5.55
	4,830,391	7.15	$3.14	3,326,898	6.77	$3.20

Note 9 Warrants

In 2007 and 2009 we issued warrants to purchase shares of our common stock in public and private securities offerings.

Warrant Activity as of the Year Ended December 31, 2010

Original Number of Warrants Issued	Exercise Price per Common Share		Exercisable at December 31, 2009	Became Exercisable		Exercised	Terminated / Cancelled / Expired	Adjustment	Exercisable at December 31, 2010	Termination
300,000	$4.80		300,000	—		(270,000)	—	—	30,000	December 2012
1,235,000	$2.00	(1)	1,235,000	—		(1,233,741)	(1,259)	—	—	n/a
1,235,000	$3.00	(1)	1,235,000	—		(1,235,000)	—	—	—	n/a
1,235,000	$4.00	(1)	1,235,000	—		(1,235,000)	—	—	—	n/a
220,000	$1.80		220,000	—		(220,000)	—	—	—	n/a
2,619,036	$3.93	(2)	—	2,619,036	(2)	(212,926)	—	(2,406,110)	—	n/a
	$3.59	(2)	—	2,406,110		(1,586,695)	—	241,029	1,060,444	March 2015
2,419,023(2)	$0.01	(3)	—	—		—	(3)	—	—	n/a
2,380,942	$2.52		2,380,942	—		(2,380,942)	—	—	—	n/a
Total			6,605,942	5,025,146		(8,374,304)	(1259)	(2,165,081)	1,090,444

(1)	Subject to call by us under certain conditions.
(2)
Represents the exercise price and number of shares of common stock issuable as adjusted to reflect the impact of the Company's payment of a special cash dividend to stockholders of record on July 1, 2010.

(3)	These warrants were exercisable under certain conditions. Those conditions were not met, and accordingly, these warrants terminated.

Index

Note 10 Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period.  Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include stock options, warrants, restricted stock and other equity awards under our stock plan.  During 2009, the Company has incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during that period.

The table below sets forth the basic loss per share calculations (in 000s, except per share information).

	Period Ended December 31,
	2010	2009
Net income (loss)	$41,417	$(12,524)
Weighted average number of shares outstanding	45,453	37,911
Diluted weighted average number of shares outstanding	49,067	—
Basic earnings (loss) per share	$0.91	$(0.33)
Diluted earnings (loss) per share	$0.84	$(0.33)

For the years ended December 31, 2010 and 2009, there were the following stock equivalents:

	2010	2009
Options	4,830,391	5,785,790
Warrants	1,090,444	12,271,946

Note 11 Preferred Stock

Our Amended and Restated Certificate of Incorporation, as amended in October 2007, authorizes us to issue 10,000,000 shares of $0.0001 par value per share preferred stock having rights, preferences and privileges to be designated by our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2010.

Note 12 Common Stock

Each share of common stock has the right to one vote.  The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends.  On June 15, 2010, the Company's Board of Directors declared a special cash dividend of $0.50 per share of the Company's common stock to holders of record on July 1, 2010.  Our restated articles of incorporation authorize us to issue up to 100,000,000 shares of $.0001 par value common stock.

Note 13 Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees.  The Company's matching contribution to the plan in 2010 was approximately $36,400 and $36,000 in 2009.

Index

Note 14 Income Taxes

The Company had pre-tax income during the twelve months ended December 31, 2010 for the first time since inception.  The components of income tax expense for the periods ended December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Current:
Federal	$27,822,487	$—
State	9,608,862	—
Foreign	10,502	—
	37,441,851	—
Deferred:
Federal	(3,379,415)	—
State	—	—
Foreign	—	—
	(3,379,415)	—
Total provision for income taxes	$34,062,436	$—

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows:

	December 31, 2010	December 31, 2009
United States federal statutory rate	35%	35%
State taxes, net of federal benefit	8.28%	—
Valuation allowance	(9.69)%	(33.96)%
Warrants	14.15%	(2.07)%
Other	(3.64)%	1.03%
Total	44.10%	0.00%

Deferred tax assets (liabilities) consist of the following:

	December 31, 2010	December 31, 2009
Deferred Tax Assets:
Reserves and accruals	$53,009	$—
State tax	3,326,406	—
R&D credits and other credits	225,068	500,000
Net operating loss carry forward	371,615	10,500,000
Stock Based Compensation	3,109,253	—
Gross Deferred Tax Assets	7,085,351	11,000,000
Deferred Tax Asset Valuation Allowance	(3,687,657)	(11,000,000)
Total Deferred Tax Asset	3,397,694	—
Deferred Tax Liability
Depreciation & Amortization	(18,280)	—
Total Deferred Tax Liability	(18,280)	—
Total	$3,379,414	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for the year ended December 31, 2010.  Accordingly, management has released a partial valuation allowance against its net deferred tax assets at December 31, 2010.  The net change in the total valuation allowance for the year ended December 31, 2010 was a decrease of $7,312,343.

Index

At December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $912,000 and $912,000, respectively, expiring beginning in 2026 and 2012, respectively.

At December 31, 2010, the Company has federal research and development credit carryforwards of approximately $225,000 expiring beginning in 2023.

Internal Revenue Code section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income can be offset by net operating ("NOL") carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation.  California has similar rules.  The Company's capitalization described herein may have resulted in such a change.  Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation.  Management has done a high level analysis on the utilization of its NOL carryforwards against taxable income in future periods and determined on a more likely than not basis it will be able to use all of its NOLs before they expire.

Effective January 1, 2009, the Company adopted new accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is now required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The adoption of the new accounting guidance did not impact the Company's financial condition, results of operations, or cash flows.

The Company's tax years for 2005 and forward are subject to examination by the U.S. tax authorities and various state tax authorities.  These years are open due to net operating losses and tax credit unutilized from such years.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  As a result, we have reduced our gross deferred tax assets by $128,000 and $0 at December 31, 2010 and 2009, respectively for certain tax benefits which we judge may not be sustained upon examination, and we have provided an offset through equal reduction in the valuation allowance.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense.  The Company did not have associated accrued interest or penalties nor was any interest expense or penalties recognized during the 12 months ended December 31, 2010.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	December 31, 2010	December 31, 2009
Balance at the beginning of the year	$—	$—
Additions based on tax positions related to the current year	—	—
Additions (reductions) for tax positions of prior years	128,000	—
Settlements	—	—
Lapse of applicable statute of limitations	—	—
Balance at the end of the year	$128,000	$—

Index

Note 15  Fair Value Measurement

All investments are stated at fair value or amounts that closely approximate fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the income and market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

A fair value hierarchy prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Level 2 measurements utilize observable inputs in markets other than active markets.

Certificate of deposits: Valued at face value plus accrued interest

Corporate bonds:  Valued at the closing price reported on the active market on which the individual securities are traded.

Warrants: Beginning September 2009, the Company carried its embedded Series I Warrants on its balance sheet as liabilities carried at fair value determined by using the Binomial valuation model.  As of December 31, 2010, the assumptions used in the valuation of the embedded derivation of the Series I Warrants with an exercise price of $3.59, as well as the Company's stock price of $14.85, discount rate of 2.01%, and volatility of 123%.  As of December 31, 2009, the assumptions used in the calculation of the embedded derivation of the Series I Warrants with an exercise price of $3.93, as well as the Company's stock price of $2.94, discount rate of 2.69%, and volatility of 121%.

The following tables set forth by level, within the fair value hierarchy, the financial instruments at fair value as of December 31, 2010:

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$3,971,472	—	—	$3,971,472

Corporate Bonds:
Domestic	32,538,282	—	—	32,538,282
Foreign	6,947,049	—	—	6,947,049
Total Corporate Bonds	39,485,331	—	—	39,485,331

Total Investments at Fair Value	$43,456,803	—	—	$43,456,803

Index

The following table presents the derivative instrument related to warrants that are carried at fair value as of December 31, 2010 and December 31, 2009:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants	$14,364,350	$—	$—	$14,364,350
Total	$14,364,350	$—	$—	$14,364,350

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 derivative instrument for the year ended December 31, 2010:

Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2009	$6,311,091
Net loss included in earnings	30,515,799
Settlements	(22,462,540)
Balance December 31, 2010	$14,364,350

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants	$6,311,091	$—	$—	$6,311,091
Total	$6,311,091	$—	$—	$6,311,091

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 derivative for the year ended December 31, 2009:
Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2008	$—
Net effect of implementing liability accounting for warrants	6,869,470
Net gain included in earnings	(558,379)
Settlements	0
Balance December 31, 2009	$6,311,091

Note 16 Litigation

We believe that Aastra, Apple, Cisco, NEC, Siemens and Mitel infringe on certain of our patents, but obtaining and collecting a judgment against these parties may be difficult or impossible.  Patent litigation is inherently risky and the outcome is uncertain.  Aastra, Apple, Cisco, NEC, Siemens and Mitel are all large, well-financed companies with substantially greater resources than us.  We believe that these parties will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid and are unenforceable.  At this time, we cannot predict the final outcome of these litigation matters.

Index

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  We seek damages and injunctive relief.

We cannot assure you that any of these lawsuits will result in a final outcome that is favorable to our company or our stockholders.

We expect to allocate a significant amount of our existing cash hand towards the fees and expenses associated with these litigation matters.  We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations.  The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating our business.

Index

Note 17 Quarterly Financial Information (unaudited)

	First	Second1	Third	Fourth
	(amounts in thousands except per share)
2010
Revenue	$21	$23	$16	$8
Income (loss) from operations	(4,457)	115,101	(2,434)	(3,525)
Net (loss) / income	(8,900)	78,575	(25,420)	(2,838)
Basic earnings (loss) per common share	$(0.23)	$1.77	$(0.54)	$(0.06)
Diluted earnings (loss) per common share	$(0.23)	$1.67	$(0.54)	$(0.06)

	Second Quarter June 30, 2010 (As originally reported)	Second Quarter June 30, 2010 (As reclassified)
	(amounts in thousands except per share)
2010
Revenue	$200,023	$23
Gain on settlement	-	200,000
Income from operations	115,101	115,101
Net loss	78,575	78,575
Basic earnings per common share	$1.77	$1.77
Diluted earnings per common share	1.67	1.67

1 In June 2010, the Company received $200,000,000 from Microsoft related to a licensing agreement that granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license. Pursuant to the agreement, the Company also agreed to dismiss the lawsuits and any damages.  This amount was originally classified as revenue.

Upon further analysis, the Company could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of ASC Topic 605. As a result, the Company now classifies the amount as a gain on settlement.

	First	Second	Third	Fourth
	(amounts in thousands except per share)
2009
Revenue	$3	$7	$3	$13
Loss from operations	(3,405)	(3,928)	(2,624)	(3,131)
Net loss	(3,403)	(3,927)	(2,623)	(2,572)
Net loss per common share	$(0.09)	$(0.11)	$(0.07)	$(0.07)

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited VirnetX Holding Corporation's internal control over financial reporting as of December, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  VirnetX Holding Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment.  The Company did not maintain effective controls over its accounting for certain derivative instruments (the Series I Warrants).  Specifically, the Company's controls were not designed or operating effectively to ensure that Series I Warrants were completely and accurately recorded as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 15, 2011 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, VirnetX Holding Corporation has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows of VirnetX Holding Corporation, and our report dated March 15, 2011 expressed an unqualified opinion.

/s/ Farber Hass Hurley LLP

Granada Hills, California
March 15, 2011

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such terms are defined in Rule 13a-15 and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Securities Exchange Act) that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed with respect to the Company's reporting of complex, non-routine transactions (the Series I Warrants) and therefore our disclosure controls and procedures were not effective as of the end of the period covered by this report.

In connection with the filing of this annual report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company's disclosure controls and procedures for the following periods: (i) the fiscal quarter ended September 30, 2009, (ii) the fiscal year ended December 31, 2009, (iii) the fiscal quarter ended March 31, 2010, (iv) the fiscal quarter ended June 30, 2010 and (v) the fiscal quarter ended September 30, 2010, and concluded that the Company's disclosure controls and procedures were not effective as of the end of each of these periods due to the material weakness that existed with respect to the Company's reporting of complex, non-routine transactions (the Series I Warrants).  As previously reported, the Company restated its financial statements for each of these periods.  This material weakness was a result of our lack of technical accounting expertise in the interpretation of the guidance in ASC 815-40, "Derivative and Hedging – Contracts in an Entity's own Equity", with respect to its application to the Series I Warrants, which required us to restate our financial results for each of these periods.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f).  This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

A company's internal control over financial reporting includes policies and procedures that:  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

In 2007, our management selected the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO, to conduct an evaluation of the effectiveness of the Company's internal control over financial reporting.  The COSO framework summarizes each of the components of a company's internal control system, including the:  (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring or collectively, the entity-level controls, as well as a company's control activities or process-level controls.  In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.

Index

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In performing this assessment, management used the criteria established by COSO.  Based upon this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria set forth in COSO because the Company did not maintain effective controls over its accounting for certain derivative instruments (the Series I Warrants).  Specifically, the Company's controls were not designed or operating effectively to ensure that Series I Warrants were completely and accurately recorded as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter.  This control deficiency resulted in the restatement of the financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010.

Our independent registered public accounting firm, Farber Hass Hurley LLP, which audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act that occurred during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Initiatives

Subsequent to the end of the period covered by this report, and in light of the material weakness described above, management is in the process of designing and implementing improvements in our internal control over financial reporting and we currently plan to hire third party consultants to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions, including the Series I Warrants.

Item 9B.  Other Information.

Not applicable.

Index

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A or the Proxy Statement for our annual meeting of stockholders for the year ended December 31, 2010, and the information included in the Proxy Statement is incorporated herein by reference.

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

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years Ended December 31, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders' Equity (Deficit) and comprehensive income (loss) for the years Ended December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for years Ended December 31, 2010 and 2009

•	Notes to Financial Statements

(2)	Financial Statement Schedule:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated. (2)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.3	Form of Underwriter's Warrant. (2)
4.4	Form of Series I Warrant. (3)
4.5	Amended Form of Stock Option Agreement - 2007 Stock Plan. (9)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Scott C. Taylor, Michael F. Angelo, Thomas M. O'Brien and William E. Sliney. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan and related agreements. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (2)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)

Index

Exhibit Number	Description
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.12	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.13	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.14	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.15	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.16	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008. (8)
10.17	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
10.18	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and the Company. (10)
10.19	Settlement and License Agreement, by and between Microsoft Corporation, a Washington corporation, and VirnetX, Inc., a Delaware corporation. (11)
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.
(2)	Incorporated herein by reference to the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 16, 2009.
(3)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
(4)	Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.
(5)	Incorporated herein by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
(6)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on July 12, 2007.
(7)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.
(8)	Incorporated by reference to the Company's Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2009.
(9)
Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(10)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 7, 2010.
(11)
Incorporated by reference to the Company's Form 10-Q/A (Commission File No. 001-33852) for the period ended June 30, 2010, filed with the Securities and Exchange Commission on January 31, 2011.  Pursuant to a request for confidential treatment, portions of Exhibit 10.19 have been redacted and have been provided separately to the U.S. Securities and Exchange Commission, and a revised redacted copy was re-filed with the Form 10-Q/A for the period ended June 30, 2010.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated: March 16, 2011

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 16, 2011
Kendall Larsen	(Principal Executive Officer)

/s/ William E. Sliney	Chief Financial Officer	March 16, 2011
William E. Sliney	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 16, 2011
Robert D. Short III

/s/ Scott C. Taylor	Director	March 16, 2011
Scott C. Taylor

/s/ Michael F. Angelo	Director	March 16, 2011
Michael F. Angelo

/s/ Thomas M. O'Brien	Director	March 16, 2011
Thomas M. O'Brien

Index

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated. (2)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.3	Form of Underwriter's Warrant. (2)
4.4	Form of Series I Warrant. (3)
4.5	Amended Form of Stock Option Agreement - 2007 Stock Plan. (9)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Scott C. Taylor, Michael F. Angelo, Thomas M. O'Brien and William E. Sliney. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan and related agreements. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (2)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.12	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.13	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.14	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.15	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.16	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008. (8)
10.17	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
10.18	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and the Company. (10)
10.19	Settlement and License Agreement, by and between Microsoft Corporation, a Washington corporation, and VirnetX, Inc., a Delaware corporation. (11)
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.
(2)	Incorporated herein by reference to the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 16, 2009.
(3)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
(4)	Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.
(5)	Incorporated herein by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
(6)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on July 12, 2007.
(7)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.
(8)	Incorporated by reference to the Company's Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2009.
(9)
Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(10)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 7, 2010.
(11)
Incorporated by reference to the Company's Form 10-Q/A (Commission File No. 001-33852) for the period ended June 30, 2010, filed with the Securities and Exchange Commission on January 31, 2011.  Pursuant to a request for confidential treatment, portions of Exhibit 10.19 have been redacted and have been provided separately to the U.S. Securities and Exchange Commission, and a revised redacted copy was re-filed with the Form 10-Q/A for the period ended June 30, 2010.