Form 10-Q
period 2011-03-31
VirnetX Holding Corp
filed 2011-05-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Former name, former address and former fiscal year, if changed since last report: Not Applicable

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
Yes ☐   No ☒
The number of shares outstanding of the Registrant’s Common Stock as of May 6, 2011 was 49,702,732.

INDEX

VIRNETX HOLDING CORPORATION

-i-

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,553	$34,635
Investments	23,286	43,457
Accounts receivable, net	5	3
Prepaid taxes	6,365	—
Current deferred tax benefit	—	1,735
Prepaid expense and other current assets	304	87
Total current assets	73,513	79,916
Property and equipment, net	22	25
Intangible and other assets	96	108
Long term deferred tax benefit, net	56	1,645
Total assets	$73,687	$81,694
Current liabilities:
Accounts payable and accrued liabilities	$505	$519
Income tax liability	—	7,358
Derivative liability	14,892	14,364
Total current liabilities	15,397	22,241
Stockholders’ equity:
Preferred stock, par value $0.0001 per share
Authorized 10,000,000 shares issued and outstanding: 0 shares at March 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.0001 per share
Authorized 100,000,000 shares, issued and outstanding: 49,591,393 shares at March 31, 2011 and 49,341,028 at December 31, 2010, respectively	5	5
Additional paid in capital	84,168	78,187
Accumulated deficit	(25,861)	(17,755)
Accumulated other comprehensive loss	(22)	(984)
Total stockholders’ equity	58,290	59,453
Total liabilities and stockholders’ equity	$73,687	$81,694

See accompanying notes to condensed consolidated financial statements

INDEX

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue — royalties	$17	$21
Operating expense:
Research and development	196	522
General, selling and administrative	2,573	3,956
Total operating expense	(2,769)	(4,478)
Loss from operations	(2,752)	(4,457)
Loss on change in value of embedded derivative and warrants	(5,130)	(4,444)
Interest and other income, net	60	1
Loss before taxes	(7,822)	(8,900)
Income tax benefit	700	—
Net Loss	$(7,122)	$(8,900)
Basic and diluted loss per share	$(0.14)	$(0.23)
Weighted average shares outstanding	49,461	40,095

See accompanying notes to condensed consolidated financial statements

INDEX

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(7,122)	$(8,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	643	789
Depreciation and amortization	15	15
Unrealized gain	(57)	—
Net change in deferred taxes	3,325	—
Change in value of derivative liability	5,130	4,444
Changes in assets and liabilities:
Receivables and other current assets	(3)	(33)
Prepaid expenses and other current assets	(216)	—
Accounts payable and accrued liabilities	(15)	(2,313)
Income tax liability	(13,723)	—
Net cash used by operating activities	(12,023)	(5,998)
Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Purchase of investments	(10,224)	—
Proceeds from sale of investments	30,429	—
Net cash provided by (used in) investing activities	20,205	(2)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	—	(40)
Proceeds from exercise of warrants	736	8,580
Net cash provided by financing activities	736	8,540
Net increase in cash and cash equivalents	8,918	2,540
Cash and cash equivalents, beginning of period	34,635	2,012
Cash and cash equivalents, end of period	$43,553	$4,552
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$9,600	$—
Cash paid during the period for interest	$—	$10

See accompanying notes to condensed consolidated financial statements

INDEX

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited.  The condensed consolidated balance sheet at December 31, 2010 is derived from Virnetx’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.  The unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The unaudited condensed consolidated financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates, and material effects on consolidated operating results and consolidated financial position may result.  In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for the fair statement of interim financial statements have been included in the accompanying balance sheets as of March 31, 2011, operations for the three months ended March 31, 2011 and 2010, and statements of cash flow for the three months ended March 31, 2011 and 2010.  The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

Note 2 — Formation and Business of the Company

Unless the context otherwise requires, references to “we”, “us”, or “our” refer to VirnetX Holding Corporation, its predecessors and all of their consolidated subsidiaries.

VirnetX Holding Corporation was originally incorporated in California in 1992 and was reincorporated in Delaware in 2007.  Our principal business activities to date are our efforts to commercialize our patent portfolio and related technology software components.  We also collect royalties through our Japanese subsidiary pursuant to the terms of a single license agreement.  The revenue generated by this agreement is not significant.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of VirnetX Holding and its wholly owned subsidiaries.  All intercompany transactions have been eliminated.

INDEX

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.

Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt.  Since we have incurred losses during the periods presented the effect of  potentially dilutive shares is anti-dilutive.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin 104 in the period when all of the requirements of SAB 104 have been met:

•	persuasive evidence of sales arrangements;

•	delivery has occurred or services have been rendered;

•	the buyer’s price is fixed or determinable; and

•	collection is reasonably assured.

We defer revenue recognition until such time as all these criteria are met.

We are planning to license our patent portfolio, technology and software including our secure domain name registry service to third parties.  Such licensing agreements may cover the license of part, or all, of our patent portfolio and may include technology software components.  For licensing agreements with fixed royalty payments, we will generally recognize related revenue as amounts become due.  For licensing agreements with variable royalty payments based on a percentage of sales or number of units sold, we will recognize royalty revenue in the period that the licensees’ sales occur and such sales or known to be estimable by us.

These estimates, if required, may be complex and may require significant judgment about amounts, assumptions, collectability and other matters and these judgements, including changes to them in subsequent periods may materially affect our financial results.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds deposited in money market, checking and savings accounts.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States.  The Federal Deposit Insurance Corporation (FDIC) insures the deposits held.  There was no concentration of credit risk that is material, held with these financial institutions other than the uninsured funds of approximately $20,200,000, during the period ended March 31, 2011.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  We have not experienced any losses on our deposits of cash and cash equivalents.  Our investment policy is to not hold more than 5% of our portfolio in any one instrument.

INDEX

Investments

Investments are classified as held-for-sale and are recorded at fair market value.  Unrealized gain and losses are reported as other comprehensive income.  Realized gains and losses are included in income in the period they are realized.  The Company’s investments consist of debt securities with maturity dates primarily less than nine months. We do not believe we have significant concentration of credit risk within our investment portfolio because our largest concentration of credit risk is less than 5% of our investment balance as of March 31, 2011

Intangible Assets

We record intangible assets at cost.  Amortization of intangible assets is provided over the estimated useful lives, which can range from 3 to 15 years, on either a straight-line basis or as revenue is generated by the asset.

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

INDEX

Under the provisions of ASC 815-40-15 our Series I Warrants are not considered indexed to our stock.  As a result of the antidilution protection in Series I Warrants and the application of ASC 815-40-15 the Series I Warrants are accounted for as derivative effective September 2009, and are recognized as derivative liability in our consolidated balance sheet.

Fair Value of Financial Instruments

All investments are stated at fair value or amounts that closely approximate fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

We use market data or assumptions we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

We primarily apply the income and market approach for recurring fair value measurements and use valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs.  We classify fair value balances based on the observability of those inputs.

A fair value hierarchy prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Level 2 measurements utilize observable inputs in markets other than active markets.

Certificate of deposits: Valued at face value plus accrued interest.

Corporate bonds:  Valued at the closing price reported on the active market on which the individual securities are traded.

Warrants: Beginning September 2009, our derivative liability arising from our Series I Warrants is carried at fair value determined by using the Binomial valuation model.  As of March 31, 2011, the assumptions used in our estimate of this derivative liability included with an exercise price of $3.59; our stock price of $19.91; a discount rate of 2.24%; and and volatility of 123%.

The following table sets forth our estimate of fair value of our financial instruments that are assets as of March 31, 2011:

	(in thousands)
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$3,770	—	—	$3,770
Corporate Bonds:
Domestic	17,440	—	—	17,440
Foreign	2,076	—	—	2,076
Total Corporate Bonds	19,516	—	—	19,516
Total Investments at Fair Value	$23,286	—	—	$23,286

INDEX

The following table sets forth our estimate of fair value of our financial instruments that are liabilities as of March 31, 2011:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series I Warrants	$—	$—	$14,892	$14,892

The following table sets forth a summary of changes in fair value of our derivative liability for the three months ended March 31, 2011:

(in thousands)
Balance December 31, 2010	$14,364
Net loss included in earnings	5,130
Reduction in liability due to Series I Warrants exercised	(4,602)
Balance March 31, 2011	$14,892

Stock-Based Compensation

We account for share-based compensation using the fair value method which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including employee stock-options, based on estimated fair values.  Using the modified retrospective transition method of adopting this standard, the financial statements presented herein reflect compensation expense for share-based payment awards as if the provisions of this standard had been applied from the date of inception.

We record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Note 4 — Patent Portfolio

As of March 31, 2011, we had fourteen (14) issued U.S. and sixteen (16) issued foreign patents, in addition to several pending U.S. and foreign patent applications.  The terms of our issued U.S. and foreign patents expire during the period from 2019 to 2024.  A portion of our issued patents and pending patent applications  were acquired by our principal operating subsidiary, from Science Applications International Corporation, or SAIC, pursuant to agreements entered in 2005 and 2006, as amended.  We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents we acquired from SAIC.  Payments due SAIC vary depending upon the type of revenue generating activities, and certain payment categories are subject to maximums and other limitations.  With respect to revenue-generating activities within our field of use, minimum annual  payments of $50,000 were due beginning in 2008 through June 30, 2010.  SAIC is entitled under certain circumstances to receive a portion of the proceeds from revenues, monies or any form of consideration paid to us for certain acquisitions of our subsidiary or us or from the settlement of certain patent infringement claims of ours.

INDEX

Note 5 — Income Taxes

The components of income tax benefit for the three months ended March 31, 2011 and 2010, respectively are as follows: (in thousands)

	March 31, 2011	March 31, 2010
Current	$(4,000)	$—
Deferred	3,300	—
Total	$(700)	$—

A reconciliation of the federal statutory rate to the Company’s effective rate was as follows: (in thousands)

	March 31, 2011	March 31, 2010
Tax provision (benefit) at statutory rate	$(2,800)	$(3,000)
Non deductible change in derivative liability	1,800	1,500
Change in deferred tax allowance	200	—
Other	100	1,500
Total	$(700)	$—

The components of the deferred tax expense for the three months ended March 31, 2011 and 2010, respectively are as follows: (in thousands)

	March 31, 2011	March 31, 2010
Deferred tax benefit of net operating loss carryforwards	$100	$1,500
California franchise tax deduction	(3,300)	—
Other	200	—
Subtotal	3,000	—
Less utilization allowance	300	(1,500)
Total	$(3,300)	$—

As allowed by ASC 740, Income Taxes, we used the actual effective tax rate for the three months ended March 31, 2011 because our 2011 annual profit before tax is not estimable at this time.  To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect the change.

In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on the available objective evidence, management continues to believe it is more likely than not that the net deferred tax assets will not be fully realizable for the quarter ended March 31, 2011.

INDEX

Note 6 — Commitments

We lease our office facility under a non-cancelable operating lease that ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease.

Minimum Required Lease Payments in Period
For remainder of 2011	$44,722
2012	30,202
$74,924

Note 7 — Stock Plan

The “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan, provides for the issuance of up to 11,624,469 shares of our common stock.  Any award that expires, becomes un-exercisable or is otherwise forfeited, the shares subject to such award become available for issuance under the Plan.  The Plan allows grants of stock options and stock purchase rights to our employees and consultants.  Stock options granted under the Plan may be incentive stock options or nonqualified stock options.  Incentive stock options, or ISOs, may only be granted to our employees (including officers).  Nonqualified stock options, or NSOs, and stock purchase rights may be granted to our employees, directors and consultants.

The Plan expires in 2017.  Options may be granted under the Plan with an exercise price determined by our board, provided, however, that the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the fair market value of the shares on the date of grant.

There were 4,830,391 options outstanding at March 31, 2011 and December 31, 2010 with an average exercise price of $3.14 and $3.14 respectively.  As of March 31, 2011, there remained 1,103,478 shares available to be granted under the Plan.

On April 21, 2011, our Board of Directors ratified an amendment to our standard form of stock option agreement to provide for post-termination exercise periods of (i) twelve months for directors and Section 16 officers, and (ii) three months for all other employees. Such post-termination exercise periods shall not extend the aggregate option term beyond the original ten-year expiration date.

Note 8 — Stock-Based Compensation

We account for equity instruments issued to employees directors and consultants at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expense for the period ended March 31, 2011.  Total stock-based compensation expense was $642,804 and $789,401 for the three months March 31, 2011 and 2010, respectively.

As of March 31, 2011, the unrecorded deferred stock-based compensation balance related to stock options was $3,383,703 which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1 year.

For the three months ended March 31, 2011, no stock options were exercised, granted, forfeited or expired. For the three months ended March 31, 2010, there were 315,250 and 31,500 stock option shares granted and cancelled, respectively. The fair value of each stock option was estimated on the date of grant using the weighted average volatility of 110%, risk-free interest rate of 3.66%, expected life of 7 years and expected dividends of 0%.

INDEX

The expected life was determined using the simplified method outlined in FASB codification topic 718, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of the life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at March 31, 2011 will vest.  In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 9 — Warrants

As of March 31, 2011, our warrant activity consisted of:

Exercise Price per Common Share		Exercisable at December 31, 2010	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2011	Expiration Date
$4.80		30,000	—	—	30,000	December 2012
$3.59	(1)	1,060,444	(250,365)	—	810,079	March 2015
Total		1,090,444	(250,365)	—	840,079
______________________
(1)	Represents the exercise price as adjusted to reflect the impact of our payment of a special cash dividend to stockholders of record on July 1, 2010.

Note 10 — Litigation

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  We seek damages and injunctive relief. On April 12, 2011, we amended the complaint to add Avaya Inc. as a defendant.

We believe that Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya infringe on certain of our patents, but obtaining and collecting a judgment against these parties may be difficult or impossible.  Patent litigation is inherently risky and the outcome is uncertain.  Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya are all large, well-financed companies with substantially greater resources than us.  We believe that these parties will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid and are unenforceable.  At this time, we cannot predict the final outcome of these litigation matters.

We expect to spend significant amounts for fees and expenses associated with these litigation matters.  We anticipate that these legal proceedings could continue for several years.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations.  The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, because time spent on matters related to the lawsuits will take away from the time spent on managing and operating our business.

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

Company Overview

We develop and commercialize software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, enabling users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks.  We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world.  Our software and technology solutions provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer and remote desktop.  Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end users to enter any encryption information.

Our portfolio of intellectual property is the foundation of our business model.  We currently have fourteen (14) patents in the United States and sixteen (16) foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.

On December 2, 2009, we submitted a Statement of Patent Holder to the Alliance for Telecommunications Industry Standards (ATIS) and the European Telecommunications Standards Institute (ETSI) identifying patents and patent applications that we believe are or may become essential to certain developing specifications in the (3rd Generation Partnership Project) or 3GPP Long-Term Evolution or (LTE) project.  On March 15, 2011, we updated our patent declaration to include five additional specifications and we indicated that we are willing, upon request, to make available a non-exclusive license under what is commonly referred to as RAND (reasonable terms and conditions that are free of any unfair discrimination) with respect to necessary claims that may issue from our identified patents and patent applications for the specifications indicated in our Statement of Patent Holder, as updated, to the extent adopted as a final standard, and subject to the conditions set forth in the Statement of Patent Holder. On April 28, 2011, at the request of ETSI, we agreed to further amend our patent declaration and make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation), to 3GPP members desiring to implement the Technical Specifications identified by VirnetX, as set forth in the updated licensing declaration under ETSI’s IPR policy.

INDEX

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health.  We acquired the majority of this portfolio of patents and patent applications in 2006, from SAIC, and it now serves as the foundation of our licensing business and planned service offerings.  We expect to continue to derive the majority of our revenue from license fees and royalties associated with these patents.  We also intend to continue our research and development efforts to further strengthen and expand our patent portfolio, and over time, we plan to leverage this portfolio to develop a product suite that can be sold to original equipment manufacturers, or OEMs, enterprise customers and developers.

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

We also intend to license our patent portfolio, technology and software including our secure domain name registry service to third parties like OEMs, domain infrastructure providers, communication service providers and system integrators. We believe that the market opportunity for our software and technology solution is large and expanding.

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

INDEX

Developments in the Three Months Ended March 31, 2011

On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  On April 12, 2011, we amended the complaint to add Avaya Inc. as a defendant.  We seek damages and injunctive relief.

On January 25, 2011, our audit committee determined that the previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010 (collectively, the “Periodic Reports”), needed to be restated to correct our accounting for certain derivative instruments (the Series I Warrants we issued in 2009 ) in such financial statements, which were previously recorded as equity instruments.

On January 31, 2011, all of the restatements of the Periodic Reports were filed with the SEC.

On March 15, 2011, we updated our original patent declaration from December 2, 2009 to ETSI and ATIS, to include five additional specifications in the (3rd Generation Partnership Project) or 3GPP Long-Term Evolution or (LTE) project and we indicated that we are willing, upon request, to make available a non-exclusive license under what is commonly referred to as RAND (reasonable terms and conditions that are free of any unfair discrimination) with respect to necessary claims that may issue from our identified patents and patent applications for the specifications indicated in our Statement of Patent Holder, as updated, to the extent adopted as a final standard, and subject to the conditions set forth in the Statement of Patent Holder.

Critical Accounting Policies

There were no material changes in the application of the Company’s critical accounting policies since the end of the most recent fiscal year.  For further information, see the “Critical Accounting Policies” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

For further information, see the “Recent Accounting Pronouncements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

INDEX

Subsequent Events

On April 12, 2011, we amended the complaint (described in Note 10 above) to add Avaya Inc. as a defendant.

On April 28, 2011, at the request of the European Telecommunications Standards Institute (ETSI), we agreed to further amend our patent declaration and make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation), to 3GPP members desiring to implement the Technical Specifications identified by VirnetX, as set forth in the updated licensing declaration under ETSI’s IPR policy.

INDEX

Results of Operations

Three Months Ended March 31, 2011
Compared with Three Months Ended March 31, 2010

Revenue — Royalties

Revenue generated decreased to $16,546 for the three months ended March 31, 2011, from $20,769 for the three months ended March 31, 2010.  Our revenue in 2011 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license to decrease substantially in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation related expenses for our engineering staff.  Research and development costs are expensed as incurred.

Our research and development expenses decreased by $326,368 to $195,867 for the three months ended March 31, 2011, from $522,235 for the three months ended March 31, 2010.  This decrease was primarily due to a decrease in the level of employee bonuses in 2011 versus 2010 and the retirement of one senior employee in July of 2010.

General, Selling and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses decreased by $1,202,435 to $2,753,450 for the three months ended March 31, 2011 from $3,955,885 for the three month period ended March 31, 2010.  The decrease was primarily due to the decrease in legal fees incurred with the Microsoft litigation in the quarter ended March 31, 2010, which were not incurred in the quarter ended March 31, 2011.

Within selling, general and administrative expenses, legal fees decreased by $1,192,288 to $929,233 for the three months ended March 31, 2011 from $2,121,521 for the three months ended March 31, 2010.  The decrease in fees incurred was due primarily to fees and expenses associated with the Microsoft litigation in the quarter ended March 31, 2010, which were not incurred in the quarter ended March 31, 2011.

Other Income/Expenses

We recognized $5,129,770 in non-cash loss related to the periodic revaluation of our Series I Warrants in the three months ended March 31, 2011, compared to $4,444,242 for the comparable period in 2010.  These losses were principally attributable to increases in the market price of our stock. We recognized $59,785 in interest in the three months ended 2011 compared to $1,313 in the comparable to 2010 period principally due to higher overall cash balances in the 2011 period.

INDEX

Liquidity and Capital Resources

As of March 31, 2011, our cash and cash equivalents totaled approximately $43,553,000 and our short-term investments totaled approximately $23,286,000 compared to approximately $4,552,000 and zero, respectively, as of March 31, 2010.  The increase in our cash and cash equivalents and short-term investments for the period ended March 31, 2011 over the period ended March 31, 2010 was primarily due to payments we received under our Settlement and License Agreement with Microsoft.

We recognized an unrealized loss on our investments of approximately $22,000 for the period ended March 31, 2011 compared to no gain or loss on our investments for the period ended March 31, 2010 because we did not have any investments available for sale as of March 31, 2010.  We have determined that this loss is temporary because the fair value of our investment securities is below the carrying value primarily due to changes in interest rates and we anticipate that this loss will be reversed over the securities' remaining lives, as demonstrated by improved valuations in fiscal 2011.

We expect that our cash and cash equivalents as of March 31, 2011 to be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses including the expenses for the new complaints against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya in the United States District Court of the Eastern District of Texas, Tyler Division, for at least the next 36 months.  Although we only recognized approximately $17,000 in revenue for the quarter ended March 31, 2011 and while we do not expect a significant increase in revenue in the near term, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and Secure domain name registry in the United States and other markets around the world over the long term. In addition, investors should not expect the Company to receive revenues related to the new complaint (described in Note 10) or any patent infringement lawsuit that may be filed on behalf of the Company in the future unless and until such lawsuit is resolved in the Company’s favor.

Off-Balance Sheet Arrangements

None.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the value of the $23,286,275 investments available for sale in our investment portfolio.  Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments.  Under our current investment policy, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We attempt to increase the safety and preservation of our invested principal funds by limiting the percentage of funds invested in any one instrument and investing in short term debt securities that generally have a maturity of less than six months.  We mitigate default risk by investing primarily in investment grade securities.  A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Changes in interest rates over time will increase or decrease our interest income and the value of our interest bearing financial instruments carried at fair value.

ITEM 4 — CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2011, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

INDEX

The purpose of this evaluation was to determine whether as of the Evaluation Date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective as of the Evaluation Date.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A “material weakness” is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

(b)           Changes in internal control over financial reporting.

On January 25, 2011, our audit committee determined that the previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct our accounting for certain derivative instruments (the Series I Warrants we issued in 2009 ) in such financial statements, which were previously recorded as equity instruments.

We have a remediation plan regarding our internal control over financial reporting and we will implement it, on as as-needed basis.  For example, pursuant to our remediation plan, we will hire third party consultants to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any complex non-routine transactions, including the Series I Warrants.

Subject to oversight by our board of directors, our chief executive officer and chief financial officer are responsible for implementing the internal control remediation plan.

INDEX

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  We seek damages and injunctive relief. On April 12. 2011, we amended the complaint to add Avaya Inc. as a defendant.

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

Risks Related To Financial Reporting Obligations

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and could cause our stock price to decline.

On January 25, 2011 the Audit Committee of our Board of Directors determined that the previously filed financial statements for the fiscal quarter ended September 30, 2009, the fiscal year ended December 31, 2009, the fiscal quarter ended March 31, 2010, the fiscal quarter ended June 30, 2010 and the fiscal quarter ended September 30, 2010 should no longer be relied upon and needed to be restated to adjust the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009). We also determined that we did not maintain effective control over our accounting for the Series I Warrants and that a material weakness existed with respect to our reporting of complex, non-routine transactions (the Series I Warrants), as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above. Although we subsequently restated all such financial statements and while we believe that we are currently maintaining effective control over our disclosure controls and procedures and internal control over financial reporting as regards this issue,  we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, as part of our periodic reporting obligations.  Such deficiencies could include those arising from our lack of technical accounting expertise in the interpretation of complex, non-routine transactions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations.  In addition, if we were to fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that our management can conclude in the future that we have effective internal controls.  We also may not be able to retain an independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner.  Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls ineffective if we are unable to remediate on a timely basis.  If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports which could cause our stock price to decline.

INDEX

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition and could cause the trading price of our common stock to fall dramatically.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As discussed in this Quarterly Report on Form 10-Q, our audit committee and management, together with our independent registered public accounting firm, have identified a material weakness in the past and may identify additional deficiencies in the future.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2010, we are required by SEC rules to include a report of management on the Company’s internal control over financial reporting in our annual reports. In addition, our independent registered public accounting firm auditing our financial statements is also required to provide attestation reports on our internal control commencing with our Form 10-K for the fiscal year ended December 31, 2010.

The Company was not an accelerated filer prior to fiscal 2011 and therefore was not required to have an attestation report from our independent registered public accounting firm on our internal controls. We expect that these reporting and other obligations will increase for the Company in fiscal 2011 and in the future as a result of our change in status from a smaller reporting company to an accelerated filer for the 2011 fiscal year. We expect that these expanded reporting and other obligations, specifically the requirements as an “accelerated filer,” will place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

•	credit risk and higher levels of payment fraud;

•	potentially adverse tax consequences; and

•	other higher costs associated with doing business internationally.

INDEX

These risks could harm our international expansion efforts, which would in turn harm our business prospects.

Risks Related To Existing and Future Litigation

Our litigation against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya is ongoing, and we expect such litigation and the appeals process to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  On April 12, 2011 we amended the complaint to add Avaya Inc. as a defendant.  We seek damages and injunctive relief.

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

While we believe Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya infringe our patents, we can provide no assurance that we will be successful in our lawsuit through appeal.

We believe that Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya infringe on certain of our patents, but obtaining and collecting a judgment against these parties may be difficult or impossible.  Patent litigation is inherently risky and the outcome is uncertain.  Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya are all large, well-financed companies with substantially greater resources than us.  We believe that these parties will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are not valid and are unenforceable.  At this time, we cannot predict the final outcome of these litigation matters.

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

Disputes regarding the ownership of technologies and intellectual property rights are common and we may have intellectual property infringement claims against other parties in addition to our claims against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya. If we commence actions against additional parties, we may incur significant expense and commit significant management time, which may adversely affect our financial condition and results of operations.  Moreover, there can be no assurance that we would be successful in any additional legal proceedings and the existence and outcome of any such litigation could harm our business.  In addition, commencing lawsuits may lead to potential counterclaims which may preclude our ability to develop and commercialize products.

INDEX

In connection with our patent enforcement actions, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or award attorneys’ fees and/or expenses to a defendant, which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

Our exposure to outside influences beyond our control, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our licensing and enforcement activities and results of operations.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•	New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

•
Trial judges and juries sometimes find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

•	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

•	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

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

INDEX

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

INDEX

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

INDEX

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders.  As of March 31, 2011, we had outstanding warrants to purchase an aggregate of 840,079 shares of common stock.  To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.  Additionally, the issuance of up to 3,505,268 shares of common stock issuable upon exercise of vested stock options and other stock awards outstanding as of March 31, 2011 pursuant to our stock incentive plan may further dilute our existing stockholders’ voting interest.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between March 31, 2010 and March 31, 2011, the reported last sale price for our common stock has ranged between $4.80 and $20.52 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, including, but not limited to, the following:

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

As of March 31, 2011, our executive officers and directors beneficially owned approximately 24% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

INDEX

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.5	Amended Form of Stock Option Agreement - Virnetx Holding Company 2007 Stock Plan.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION

By:	/s/ Kendall Larsen
	Name	Kendall Larsen
	Title	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Sliney
	Name	William E. Sliney
	Title	Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 10, 2011

INDEX

EXHIBIT INDEX

Exhibit Number	Description
4.5	Amended Form of Stock Option Agreement - Virnetx Holding Company 2007 Stock Plan.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.