Form 10-Q
period 2011-06-30
VirnetX Holding Corp
filed 2011-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Yes ☒ No☐

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 5, 2011 was 50,317,902.

VIRNETX HOLDING CORPORATION

-i-

Index

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,051	$34,635
Investments	12,848	43,457
Accounts receivable, net	—	3
Prepaid taxes	7,488	—
Current deferred tax benefit	—	1,735
Prepaid expense and other current assets	260	87
Total current assets	73,647	79,916
Property and equipment, net	19	25
Intangible and other assets	84	108
Long-term deferred tax benefit, net	54	1,645
Total assets	$73,804	$81,694
Current liabilities:
Accounts payable and accrued liabilities	$870	$519
Income tax liability	—	7,358
Derivative liability	16,880	14,364
Total current liabilities	17,750	22,241
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares, issued and outstanding: 0 shares at June 30,2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares, issued and outstanding: 49,899,892 shares at June 30, 2011 and 49,341,028 at December 31, 2010	5	5
Additional paid in capital	91,740	78,187
Accumulated deficit	(35,667)	(17,755)
Accumulated other comprehensive loss	(24)	(984)
Total stockholders’ equity	56,054	59,453
Total liabilities and stockholders’ equity	$73,804	$81,694

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts )

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010 (As Restated)
Revenue — royalties	$1	$23
Operating expense:
Royalty expense	—	59,239
Research and development	235	1,228
General, selling and administrative	3,520	24,455
Gain on settlement	—	(200,000)
Total operating expense (income)	3,755	(115,078)
Income (loss) from operations	(3,754)	115,101
Loss on change in value of embedded derivative and warrants	(7,059)	(2,537)
Interest and other income, net	68	12
Income (loss) before taxes	(10,745)	112,576
Income tax expense (benefit)	(940)	34,000
Net Income (loss)	$(9,805)	$78,576
Basic earnings (loss) per share:	$(0.20)	$1.78
Diluted earnings (loss) per share:	$(0.20)	$1.67
Weighted average shares outstanding basic	49,748	44,277
Weighted average shares outstanding diluted	49,748	47,266

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010 (As Restated)
Revenue — royalties	$17	$44
Operating expense:
Royalty expense	—	59,239
Research and development	431	1,750
General, selling and administrative	6,093	28,411
Gain on settlement	—	(200,000)
Total operating expense (income)	6,524	(110,600)
Income (loss) from operations	(6,507)	110,644
Loss on change in value of embedded derivative and warrants	(12,189)	(6,982)
Interest and other income, net	128	13
Income (loss) before taxes	(18,568)	103,675
Income tax expense (benefit)	(1,640)	34,000
Net Income (loss)	$(16,928)	$69,675
Basic earnings (loss) per share:	$(0.34)	$1.63
Diluted earnings (loss) per share:	$(0.34)	$1.54
Weighted average shares outstanding basic	49,605	42,721
Weighted average shares outstanding diluted	49,605	45,248

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010 (As Restated)
Cash flows from operating activities:
Net income (loss)	$(16,928)	$69,675
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,856	1,566
Depreciation and amortization	30	30
Net change in deferred taxes	3,606	—
Change in value of derivative liability	12,189	6,982
Changes in assets and liabilities:
Receivables and other current assets	(170)	(19)
Pre paid taxes	(7,488)	—
Accounts payable and accrued liabilities	351	30,094
Income tax liability	(7,358)	---
Net cash provided by (used in) operating activities	(13,912)	108,328
Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Proceeds from sale of investments, net	30,585	—
Net cash provided by (used in) investing activities	30,585	(2)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	—	(160)
Proceeds from exercise of options	175	272
Proceeds from exercise of warrants	1,568	16,730
Net cash provided by financing activities	1,743	16,842
Net increase in cash and cash equivalents	18,416	125,168
Cash and cash equivalents, beginning of period	34,635	2,011
Cash and cash equivalents, end of period	$53,051	$127,179
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$—
Cash paid during the period for interest	$—	$10
Supplemental disclosure of noncash investing and financing activities:
In April 2011 a cashless exercise of 30,000 underwriter warrants at $4.80 resulted in the issuance of 24,178 common shares.

See accompanying notes to condensed consolidated financial statements

Index

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements for interim periods are unaudited.  The condensed consolidated balance sheet at December 31, 2010 is derived from VirnetX audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.  These unaudited condensed consolidated financial statements for interim periods reflect all material entries, consisting only of normal recurring entries, which, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim periods are not necessarily indicative of results to be expected for the entire year.

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

The unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments consisting only of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2011 and 2010, and its cash flow for the six months ended June 30, 2011 and 2010.

Note 2 — Business of the Company

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "VirnetX Holding," "the Company", "we," "us," or "our" refer to VirnetX Holding Corporation and its subsidiaries.

Our principal business activities are our efforts to commercialize our patent portfolio, license our technology, including Gabriel Connection Technology to various original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.

Our other activities are generally limited to the collection of royalties on certain internet-based communications by a wholly owned Japanese subsidiary pursuant to the terms of a single license agreement.  The revenue generated by this agreement is not significant.

Index

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of VirnetX Holding Corporation and its wholly owned subsidiaries.  All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt. Basic and diluted net loss per share are identical in 2011, because we had losses from continuing operations and the impact of common equivalent shares was anti-dilutive and therefore excluded.

     Reclassification Gain on Settlement

In June 2010, the Company received $200,000,000 from Microsoft related to a licensing agreement and originally classified it as revenue. Upon further analysis, the Company could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of ASC Topic 605. As a result, we reclassified this amount in our 2010 financial statements to present it as a gain on settlement. This reclassification had no impact on our net income, financial position or cash flows for any period.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 605 in the period when all of its requirements have been met:

• persuasive evidence of sales arrangements;

• delivery has occurred or services have been rendered;

• the buyer’s price is fixed or determinable; and

• collection is reasonably assured.

If any of the above criteria are not met, we defer recognition of revenue until such time as all criteria are met.

 We are planning to license our technology, including Gabriel Connection Technology to various original equipment manufacturers, or OEMs, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets, which use these technologies in the development and manufacturing of their own products.  Such licensing agreements may cover the license of part, or all, of our patent portfolio, with or without our technology software components.  The contractual terms of the agreements generally will provide for payments over an extended period of time.  For the licensing agreements with fixed royalty payments, we will generally recognize revenue from these arrangements as amounts become due.  For the licensing agreements with variable royalty payments which can be based on either a percentage of sales or number of units sold, we will recognize royalty revenue at the time that the licensees' sales occur.  Our licensees, however, are not expected to report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter.  Because we are unable to estimate the licensees' sales in any given quarter to determine the royalties due to us, we will recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  The balances are insured by the Federal Deposit Insurance Corporation (FDIC).  During the period ended June 30, 2011 we had, at times, funds that were uninsured.  The uninsured balance at June 30, 2011 was approximately $30,700,000.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Index

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

Under the provisions of ASC 815-40-15 our outstanding Series I Warrants are not considered indexed to our stock.  As a result of the anti-dilution protection provision in these warrants and the application of ASC 815-40-15, effective September 2009, they are accounted for as derivative instruments, and they are recognized as liabilities in our condensed consolidated balance sheet.

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

Index

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

Warrants: Beginning September 2009, the Company carried its outstanding Series I Warrants on its balance sheet as liabilities carried at fair value determined by using the Binomial valuation model.  As of June 30, 2011, the assumptions used in the valuation of the embedded liability associated with our outstanding Series I Warrants included their exercise price of $3.59, common stock price of $28.94, a discount rate of 1.76%, and volatility of 123%.

The following tables set forth by level, within the fair value hierarchy, the financial instruments at fair value as of June 30, 2011:

	Assets at Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$2,745,339	—	—	$2,745,339

Corporate Bonds:
AA	2,051,230	—	—	2,051,230
A	8,051,521	—	—	8,051,521
Total Corporate Bonds	10,102,751	—	—	10,102,751

Total Investments at Fair Value	$12,848,090	—	—	$12,848,090

Index

The following table presents the derivative instrument related to warrants that are carried at fair value as of June 30, 2011:

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$16,879,957	$16,879,957
Total	$—	$—	$16,879,957	$16,879,957

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 derivative instrument for the period ended June 30, 2011:

Fair Values Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2010	$14,364,350
Net loss included in earnings	12,189,379
Settlements	(9,673,772)
Balance June 30, 2011	$16,879,957
The amount of total losses for the period attributable to the change in unrealized losses relating to assets still held at the reporting date.	$(2,515,606)

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

In addition, as required, we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Note 4 — Patent Portfolio

As of June 30, 2011, we had twenty (20) issued U.S. and eighteen (18) issued foreign patents, in addition to several pending U.S. and foreign patent applications.  The terms of our issued U.S. and foreign patents expire during the period from 2019 to 2024.  A portion of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, pursuant to an Assignment Agreement dated December 21, 2006, as amended. We are required to make payments to SAIC based on the revenue generated from our ownership or use of the patents assigned to us by SAIC.  Royalty amounts vary depending upon the type of revenue generating activities, and certain royalty categories are subject to maximums and other limitations.  With respect to revenue-generating activities within our field of use, minimum annual royalty payments of $50,000 were due beginning in 2008, but as of June 30, 2010 we have met our maximum royalty payment.  SAIC is also entitled under certain circumstances to receive a portion of the proceeds from revenues, monies or any form of consideration paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

Index

Note 5 — Income Taxes

The components of income tax benefit expense for the six months ended June 30, 2011 are as follows:
	June 30, 2011	June 30, 2010
Current	$(4,965,000)	$34,000,000
Deferred	3,325,000	—
Total	$(1,640,000)	$34,000,000

 A reconciliation of the federal statutory rate to the Company’s effective rate are as follows:

	June 30, 2011	June 30, 2010
Tax provision (benefit at statutory rate)	$(6,500,000)	$37,500,000
Non-deductible change in derivative liability	4,300,000	500,000
Change in deferred tax allowance	200,000	(10,000,000)
ISO stock options	160,000	—
R&D tax credit	220,000	—
Other	(20,000)	6,000,000
Total	$(1,640,000)	$34,000,000

 The components of the deferred tax expense for the six months ended June 30, 2011 are as follows:

	June 30, 2011	June 30, 2010
Deferred tax benefit of net operating loss carryforwards	$1,900,000	$1,000,000
California franchise tax deduction	(3,300,000)	—
Other	275,000	—
Subtotal	(1,125,000)	1,000,000
Less utilization allowance	(2,200,000)	(1,000,000)
Total	$(3,325,000)	$—

As allowed by ASC 740, “income taxes”, we used the actual effective tax rate for the six months ended June 30, 2011 as a reliable projected annual profit before tax cannot be made at this time.  To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect the change.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our assessment of available objective evidence, we believe it is more likely than not that the net deferred tax assets as of June 30, 2011, will not be fully realized.

Index

Note 6 — Commitments

We lease our office facility under a non-cancelable operating lease that was amended in 2008 and ends in 2012.  We recognize rent expense on a straight-line basis over the term of the lease.

Minimum Required Lease Payments in Period
For remainder of Fiscal Year 2011	$30,202
Fiscal Year ending December 31, 2012	30,202
$60,404

Note 7 — Stock Plan

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan. Our stockholders approved the Plan at our 2008 annual stockholders’ meeting.  The Plan provides for the issuance of up to 11,624,469 shares of our common stock.  To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan.  The Plan provides for the granting of stock options and stock purchase rights, this plan will expire in 2018.

There were 5,168,232 options outstanding at June 30, 2011 and 4,830,391 at December 31, 2010 with an average exercise price of $4.89 and $3.14, respectively.  As of June 30, 2011, there were 668,478 shares available to be granted under the Plan.

Note 8 — Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expenses for the period ended June 30, 2011.  Total stock-based compensation expense was $1,855,790 and $1,565,822 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the unrecorded deferred stock-based compensation balance related to stock options was $2,496,793 which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1 year.

For the six months ended June 30, 2011, 97,160 option shares were exercised, 435,000 were granted, none were forfeited or expired. The fair value of each option grant was estimated on the date of grant using the weighted average volatility of 123%, risk-free interest rate of 3.18%, expected life of 7 years and expected dividends of 0%.

The expected life was determined using the simplified method outlined in FASB Codification Topic 718, “Accounting for Stock Compensation” taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of the life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at June 30, 2011 will vest.  In the future, we may change this estimate based on actual and expected future forfeiture rates.

Index

Note 9 — Warrants

As of June 30, 2011, our warrant activity consisted of:

Original Number of Warrants Issued	Exercise Price per Common Share		Exercisable at December 31, 2010	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2011	Termination

300,000	$4.80	(1)	30,000	—	(30,000)	—	—	December 2012
2,619,036	$3.59		1,060,444	—	(437,526)	—	622,918	March 2015
Total			1,090,444		(467,526)	—	622,918

(1)	Represents the cashless exercise in April 2011, of 2007 underwriter warrants, resulting in 24,178 common shares issued.

Note 10 — Litigation

We have two intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in both complaints.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco and NEC. On April 5, 2011, we amended our original complaint to include Apple's iPad 2 in the list of Apple products that are accused of infringing our patents. The list now includes: iPhone, iPhone 3G, iPhone 3GS, iPhone 4, iPod Touch, iPad, and iPad 2.

On January 12, 2011, we initiated a new lawsuit by filing a complaint against Siemens and Mitel. On April 12, 2011, we amended this complaint to add Avaya Inc. as a defendant.

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

We expect to allocate a significant amount of our existing financial resources towards the fees and expenses associated with these litigation matters.  We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations.  The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating our business.

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

Company Overview

We develop and commercialize software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, enabling users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks.  We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world.  Our software and technology solutions provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer and remote desktop.  Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

Our portfolio of intellectual property is the foundation of our business model.  We currently have twenty (20) patents in the United States and eighteen (18) foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.  On December 2, 2009, we submitted a licensing declaration to the 3rd Generation Partnership Project (“3GPP”) identifying those of our U.S. and international patents which may be relevant to Long Term Evolution (“LTE”). On March 14, 2011, we supplemented our licensing declaration to include five additional specifications. On April 28, 2011, at the request of the European Telecommunications Standards Institute (“ETSI”), we agreed to update our licensing declaration to Alliance For Telecommunications Industry Solutions (“ATIS”) under ATIS’s Intellectual Property Rights (“IPR”) policy.  We will make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation (“FRAND”), to 3GPP members desiring to implement the technical specifications identified by VirnetX, as set forth in the updated licensing declaration under ETSI’s IPR policy. On June 17, 2011, in response to a request from ATIS, the North American Organizational Partner for 3GPP, we also agreed to make available a non-exclusive patent license under FRAND to all of ATIS’ members. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

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

We continue to rigorously beta test our GABRIEL Connection Technology™, now part of our Secure Domain Name Initiative, or (SDNI), on various platforms including Windows PCs, Android phones and Tablets. We have been in active discussions with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) to participate in a design pilot for delivering to end-users and consumers of the Internet and mobile devices the needed and necessary security requirements for the next generation 4G/LTE wireless networks. The pilot will implement our patented Secure Domain Name and our GABRIEL Connection Technology™.

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

Index

Recent Developments in the Three Months Ended June 30, 2011

On April 5, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple's iPad 2 in the list of Apple products that are accused of infringing our patents. The list now includes: iPhone, iPhone 3G, iPhone 3GS, iPhone 4, iPod Touch, iPad, and iPad 2.

On April 12, 2011, we amended our original complaint, filed on January 12, 2011, against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant.

On April 28, 2011, at the request of the European Telecommunications Standards Institute (ETSI), we agreed to update our licensing declaration and make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation), to 3GPP members desiring to implement the Technical Specifications identified by VirnetX, as set forth in the updated licensing declaration under ETSI’s IPR policy.

On May 17, 2011, we were granted U.S. Patent No. 7,945,654, Agile Network Protocol for Secure Communications Using Secure Domain Names, by the United States Patent and Trademark Office.

On June 17, 2011, in response to a request from ATIS, we agreed to make available a non-exclusive patent license under FRAND to all of its members.

Subsequent Events

On July 7, 2011, there were 418,010 Series l Warrants exercised at $3.59. We currently have outstanding warrants to purchase an aggregate of 204,908 shares of our common stock.

On July 26, 2011, we were granted two patents by the United States Patent and Trademark Office: U.S. Patent number 7,987,274, Method for Establishing Secure Communication Link Between Computers of Virtual Private Network and U.S. Patent number 7,986,688, Third Party Virtual Private Network Certification.

Critical Accounting Policies

There have been no material changes in the application of the Company’s critical accounting policies from those employed in the restated financial statements from 2010.  For further information, see the “Critical Accounting Policies” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchase, sales, issuances and settlements of so-called Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Adoption did not have a material effect on our financial statements.

Index

In May 2011, the FASB amended fair value measurements and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on our financial statements.

For further information, see the “Recent Accounting Pronouncements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Results of Operations

Three and Six Months Ended June 30, 2011
Compared with Three and Six Months Ended June 30, 2010

Revenue — Royalties

Revenue generated decreased to $1,000 for the three months ended June 30, 2011, from $23,000 for the three months ended June 30, 2010, and to $17,000 for the six months ended June 30, 2011 from $44,000 for the six months ended June 30, 2010.  Our revenue in 2011 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary. We expect the revenue from this license to decrease substantially in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

       Gain on Settlement

In May 2010, we entered into a Settlement and License Agreement with Microsoft.  Pursuant to the Settlement and License Agreement, Microsoft paid us $200,000,000 in June 2010 and we dismissed the two patent infringement lawsuits we initiated against Microsoft in February 2007 and March 2010 and granted Microsoft a worldwide, irrevocable, non-exclusive, non-sub licensable, fully paid-up license under our patents.

In June 2010, the Company received $200,000,000 from Microsoft related to a licensing agreement and originally classified it as revenue. Upon further analysis, the Company could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of ASC Topic 605. As a result, we reclassified this amount in our 2010 financial statements to present it as a gain on settlement. This reclassification had no impact on our net income, financial position or cash flows for any period.

Index

Royalty Expense

There was no royalty expense for the three and six months ended June 30, 2011. In the three and six months ended June 30, 2010, under our agreements with SAIC, we were obligated to pay SAIC 35% of the proceeds from the settlement of litigation with Microsoft after reduction for costs, including legal fees and expenses, incurred by us and SAIC in connection with the Microsoft litigation. In June 2010 we paid SAIC $59,239,274 in connection with our obligations under the SAIC agreements. We remain obligated to make future payments to SAIC equal to a portion of certain revenues we may generate in the future, as described in our Report on Form 10-K for year ended December 31, 2010.

Research and Development Expenses

Our research and development expenses decreased by $992,523 to $235,165 for the three months ended June 30, 2011, from $1,227,688 for the three months ended June 30, 2010, and by $1,318,891 to $431,032 for the six months June 30, 2011 from $1,749,923 for the six months ended June 30, 2010.  This decrease was primarily due to bonuses paid in the first quarter of 2010 and the retirement of our Chief Technology Officer, in July of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses decreased by $20,935,023 to $3,520,034 for the three months ended June 30, 2011 from $24,455,057 for the three month period ended June 30, 2010, and by $22,317,606 to $6,093,336 for the six months months ended June 30, 2011 from $28,410,942 for the six month period ended June 30, 2010. The decrease was primarily due to the decrease in legal fees incurred with the Microsoft litigation in the quarters ended March 31, 2010 and June 30, 2010, which were not incurred in the quarters ended March 31, 2011 and June 30, 2011.

Within selling, general and administrative expenses, legal fees decreased by $20,429,543 to $1,119,184 for the three months ended June 30, 2011 from $21,548,727 for the three months ended June 30, 2010, and  decreased by $21,616,789 to $2,048,417 for the six months ended June 30, 2011 from $23,665,206 for the six months ended June 30, 2010. The decrease was primarily due to the decrease in legal fees incurred with the Microsoft litigation in the quarters ended March 31, 2010 and June 30, 2010, which were not incurred in the quarters ended March 31, 2011 and June 30, 2011.

Other Income/Expenses

The Company recognized $16,879,957 in non-cash loss related to the periodic revaluation of its Series I Warrants in the period ended June 30, 2011, compared to $6,981,731 for the same period in 2010.  This loss was a result of the Company’s stock price increasing and making the outstanding warrants more valuable. We recognized $128,214 in interest income for the six months ended June 30, 2011 compared to $12,914 in 2010.

Index

Liquidity and Capital Resources

As of June 30, 2011, our cash and cash equivalents totalled approximately $53,051,000 and our short-term investments totalled approximately $12,848,000 compared to approximately $127,180,000 and zero, respectively, as of June 30, 2010.

Before entering into the Settlement and License Agreement with Microsoft (the “Microsoft Settlement”), we allocated a large part of our cash and cash equivalents to the fees and expenses associated with the Microsoft litigation.  We expect that our cash and cash equivalents as of June 30, 2011 to be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses including the expenses for our ongoing complaints against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya in the United States District Court of the Eastern District of Texas, Tyler Division, for at least the next 36 months.  While we do not expect a significant increase in revenue in the near term similar to that associated with the increase in revenue during the three months ended June 30, 2010 as a result of the Microsoft Settlement, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world over the long term.  Investors should not expect the Company to receive revenues for the new complaint unless and until the new complaint is resolved in the Company’s favor.

Off-Balance Sheet Arrangements

None.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the value of the $12,848,000 investments available for sale in our investment portfolio.  Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments.  Under our current investment policy, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We attempt to increase the safety and preservation of our invested principal funds by limiting the percentage of funds invested in any one instrument and investing in short-term debt securities that generally have a maturity of less than six months.  We mitigate default risk by investing primarily in investment grade securities.  A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.  Changes in interest rates over time will increase or decrease our interest income.

ITEM 4 — CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2011, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective as of the Evaluation Date.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A “material weakness” is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

(b)           Changes in internal control over financial reporting.

On January 25, 2011, our audit committee determined that the previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010, and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments. As previously reported, the Company restated its financial statements for each of these periods because it was determined that a material weakness existed with respect to the Company’s reporting of complex, non-routine transactions (the Series I Warrants) and therefore our disclosure controls and procedures were not effective as of these periods.

We have a remediation plan regarding our internal control over financial reporting and we will implement it, on an as-needed basis. For example, pursuant to our remediation plan, we will hire third party consultants to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any complex non-routine transactions, including the Series I Warrants.

Subject to oversight by our Board of Directors, our Chief Executive Officer and Chief Financial Officer will be responsible for implementing the internal control remediation plan.

Index

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.   A claim construction hearing has been scheduled for January 5, 2012 and trial is scheduled for November 13, 2012 in that lawsuit.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  We seek damages and injunctive relief. On April 12, 2011, we amended the complaint to add Avaya Inc. as a defendant.   No claim construction hearing or trial dates have been set in that lawsuit.

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

On January 25, 2011 the Audit Committee of our Board of Directors determined that the previously filed financial statements for the fiscal quarter ended September 30, 2009, the fiscal year ended December 31, 2009, the fiscal quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 should no longer be relied upon and needed to be restated to adjust the accounting for certain derivative instruments (the Series I Warrants issued by the Company in a private placement transaction in September 2009). We also determined that we did not maintain effective control over our accounting for the Series I Warrants and that a material weakness existed with respect to our reporting of complex, non-routine transactions (the Series I Warrants), as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above. Although we subsequently restated all such financial statements and while we believe that we are currently maintaining effective control over our disclosure controls and procedures and internal control over financial reporting as regards this issue,  we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting that we engage in pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, as part of our periodic reporting obligations.  Such deficiencies could include those arising from our lack of technical accounting expertise in the interpretation of complex, non-routine transactions, which we may not be able to remediate in time to meet the continuing reporting deadlines imposed by Section 404 and the costs of which may harm our results of operations.  In addition, if we were to fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that our management can conclude in the future that we have effective internal controls.  We also may not be able to retain an independent registered public accounting firm with sufficient resources to attest to and report on our internal controls in a timely manner.  Moreover, our registered public accounting firm may not agree with our management’s future assessments and may deem our controls ineffective if we are unable to remediate on a timely basis.  If in the future we are unable to assert that we maintain effective internal controls, our investors could lose confidence in the accuracy and completeness of our financial reports which could cause our stock price to decline.

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

The Company was not an accelerated filer prior to fiscal 2011 and therefore was not required to have an attestation report from our independent registered public accounting firm on our internal controls. We expect that these reporting and other obligations will increase for the Company in fiscal 2012 and in the future as a result of our change in status from a smaller reporting company to an accelerated filer for the 2011 fiscal year and from an accelerated filer to a large accelerated filer for the fiscal year 2012. We expect these expanded reporting and other obligations, specifically the requirements as an “accelerated filer,” and “large accelerated filer,” will place significant demands on our management, administrative, operational, internal audit and accounting resources and cause us to incur significant expenses. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

•	credit risk and higher levels of payment fraud;

•	potentially adverse tax consequences; and

•	other higher costs associated with doing business internationally.

Index

These risks could harm our international expansion efforts, which would, in turn, harm our business prospects.

 Risks Related To Existing and Future Litigation

Our litigation against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya is ongoing, and we expect such litigation and the appeals process to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  On April 12, 2011 we amended the complaint to add Avaya Inc. as a defendant.  We seek damages and injunctive relief.

We cannot assure you that any of these lawsuits will result in a final outcome that is favorable to our company or our stockholders.

We expect to allocate a significant amount of our existing cash on hand towards the fees and expenses associated with these litigation matters.  We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations.  The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating our business.

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

Index

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

We can provide no assurances that the licensing of our essential security patents under FRAND will be successful.

At the request of the European Telecommunications Standards Institute (ETSI), and the Alliance for Telecommunications Industry Solutions (ATIS), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights (IRP) policies.  This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution (LTE), Systems Architecture Evolution (SAE) project.  We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by VirnetX that are or become essential, to applicants desiring to implement the Technical Specifications identified by VirnetX, as set forth in the updated licensing declaration under the ATIS and ETSI IPR policies. While we believe that our FRAND commitment positions us to license our essential security patents for the Technical Specifications identified by VirnetX, our licensing declarations under the ATIS and ETSI IPR policies may limit our flexibility in determining royalties and license terms for certain of our patents.  Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with VirnetX on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Index

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

We are currently evaluating whether we will apply to become an ICANN-accredited registry provider with respect to one or more customized generic Top-Level Domains, or gTLDs, or create our own alternative DNS root directory to manage the assignment of non-standard secure domain names.  We have not yet begun discussions with ICANN and we cannot assure you that we will be successful in obtaining ICANN accreditation for our registry service on terms acceptable to us or at all.  Whether or not we obtain accreditation from ICANN, we will be subject to the ongoing risks arising out of the delegation of the U.S. government’s responsibilities for the domain name system to the U.S. Department of Commerce and ICANN and the evolving government regulatory environment with respect to domain name registry services.

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

Index

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

Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in the techniques for attacking security solutions could make some or all of our products obsolete or unmarketable.  Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers.  Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems.  It is possible that we may have to expend additional financial and other resources to address such problems.  Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers.  In such an event, we could face significant liability and customers could be reluctant to use our services.  Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

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

Index

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

Index

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

Index

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

We may explore expanding our business to outside the United States.  Expansion into international markets requires significant management attention and financial resources.  In addition, we may face the following risks associated with any expansion outside the United States:

•	challenges caused by distance, language and cultural differences;

•	legal, legislative and regulatory restrictions;

•	currency exchange rate fluctuations;

•	economic instability; and

•	longer payment cycles in some countries.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders.  As of June 30, 2011, we had outstanding warrants to purchase an aggregate of 622,918 shares of common stock.  On July 7, 2011, 418,010 Series 1 Warrants were exercised and we currently have outstanding warrants to purchase an aggregate of 204,908 shares of common stock. To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.  Additionally, the issuance of up to 3,857,007 shares of common stock issuable upon exercise of vested stock options and other stock awards outstanding as of June 30, 2011 pursuant to our stock incentive plan may further dilute our existing stockholders’ voting interest.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between June 30, 2010 and June 30, 2011, the reported last sale price for our common stock has ranged between $5.55 and $29.66 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	developments in any then-outstanding litigation;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

Index

The market price of our common shares may decline because our operating results may not be consistent and are often difficult to predict.

Our reported net income has fluctuated in the past due to several factors and we expect that our future operating results may continue to fluctuate due to the same or similar factors.  We had a net loss of $12.5 million for the year ended December 31, 2009, a net income of $41.4 million for the year ended December 31, 2010 and we have had a net loss of $16.9 million for the six months ended June 30, 2011.  The following include some of the factors that may cause our operating results to continue to significantly fluctuate:

•	the outcome of enforcement actions currently in progress or that we may undertake in the future, and the timing thereof;
•	the amount and timing of receipt of license fees from potential infringers, licensees or customers;
•	the outcome of actions we have taken and may take in the future to enforce our intellectual property rights;
•	the rate of adoption of our patented technologies;
•
the number of new license arrangements we may execute, or that may expire, within a particular period and the scope of those licenses, including the number of our patents which are licensed, the extent of prior infringement of our patent rights, royalty rates, timing of payment obligations, expiration date etc;

•	the success of a licensee in selling products that use our patented technologies; and
•	the amount and timing of expenses related to our patent filings and enforcement proceedings, including litigation, related to our intellectual property rights.

These fluctuations may make our business particularly difficult to manage, adversely affect our business and operating results, make our operating results difficult for investors to predict and, further, cause our results to fall below investor’s expectations and adversely affect the market price of our common stock.

Because ownership of our common shares is concentrated, investors may have limited influence on stockholder decisions.

As of June 30, 2011, our executive officers and directors beneficially owned approximately 21% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index

ITEM 6 — EXHIBITS.

Exhibit Number	Description
10.20	VirnetX Holding Corporation Fiscal 2011 Director Compensation Program.
10.21
Description of Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2011)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files
_________________________
*
This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

**	These exhibits will be furnished in an amendment to this Quarterly Report on Form 10-Q as permitted by Rule 405 of Regulation S-T.

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
Name William E. Sliney
Title Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)
Date: August 09, 2011

Index

EXHIBIT INDEX

Exhibit Number	Description
10.20	VirnetX Holding Corporation Fiscal 2011 Director Compensation Program.
10.21
Description of Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2011)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files
_________________________
*
This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

**	These exhibits will be furnished in an amendment to this Quarterly Report on Form 10-Q as permitted by Rule 405 of Regulation S-T.