Form 10-Q/A
period 2011-06-30
VirnetX Holding Corp
filed 2011-08-25
CIK 1082324

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

Yes ☒ No ☐

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

VIRNETX HOLDING CORPORATION
Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to VirnetX Holding Corporation’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from VirnetX Holding Corporation’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

-i-

ITEM 6 — EXHIBITS.

Exhibit Number	Description
10.20*	VirnetX Holding Corporation Fiscal 2011 Director Compensation Program.
10.21*
Description of Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2011).

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed or furnished as an exhibit to VirnetX Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

**
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION

By:	/s/ Kendall Larsen
Name	Kendall Larsen
Title	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William E. Sliney
Name	William E. Sliney
Title	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 24, 2011

EXHIBIT INDEX

Exhibit Number	Description
10.20*	VirnetX Holding Corporation Fiscal 2011 Director Compensation Program.
10.21*
Description of Named Executive Officer Salary Increases (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2011).

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed or furnished as an exhibit to VirnetX Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

**
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as expressly set forth by specific reference in such filing.