Form 10-Q
period 2011-09-30
VirnetX Holding Corp
filed 2011-11-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

308 Dorla Court, Suite 206
Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (831) 438-8200

Former name, former address and former fiscal year, if changed since last report:
5615 Scotts Valley Drive, Suite 110
Scotts Valley, CA 95066

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2011, was 50,504,636.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS REPORT THAT MAY NOT OCCUR INCLUDE:

•
THE DESCIPTION OF OUR BUSINESS INCLUDES A STATEMENT THAT WE INTEND TO MARKET OUR GABRIEL CONNECTION TECHNOLOGY™. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE WILL BE ABLE TO SUCCESSFULLY MARKET THIS TECHNOLOGY AND THAT IT WILL GENERATE REVENUE IN THE FUTURE. IN FACT, THERE ARE MANY FACTORS WHICH WILL IMPACT THE SUCCESS OF THIS TECHNOLOGY FOR US, INCLUDING SEVERAL FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE DEMAND FOR THIS TECHNOLOGY BY POTENTIAL CUSTOMERS AND THE LEVEL OF COMPETITION IN OUR BUSINESS.

•
THE DESCRIPTION OF OUR BUSINESS INCLUDES STATEMENTS RELATING TO OUR INTENT TO ESTABLISH A SECURE DOMAIN NAME REGISTRY IN THE U.S. AND OTHER PARTS OF THE WORLD, THAT WE ARE CONSIDERING MAKING APPLICATIONS TO BECOME ACCREDITED TO DO SO UNDER AUTHORITY OF THE U.S. GOVERNMENT.  THE IMPLICATION OF THOSE STATEMENTS IS THAT WE WILL BE ABLE TO ESTABLISH A REGISTRY THAT WILL HAVE MARKET ACCEPTANCE AND THAT IT WILL GENERATE REVENUE FOR US IN THE FUTURE.  THERE ARE MANY FACTORS WHICH WILL IMPACT OUR ABILITY TO SUCCESSFULLY ESTABLISH A DOMAIN NAME REGISTRY, INCLUDING SEVERAL FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE ACCREDITATION APPLICATION PROCESS OR THE ACCEPTANCE OF OUR REGISTRY OVER OTHERS IN THE MARKET, PARTICULARLY IF WE DETERMINE TO ESTABLISH A REGISTRY WITHOUT ACCREDITATION.

•
THE STATEMENTS THAT WE HAVE SUBMITTED A LICENSING DECLARATION TO THE 3RD GENERATION PARTNERSHIP, OR 3GPP, UPDATED SUCH DECLARATIONS AT THE REQUEST OF THE EUROPEAN TELECOMMUNICATIONS STANDARDS INSTITUTE, OR ETSI,  AND THE ALLIANCE FOR TELECOMMUNICATIONS INDUSTRY SOLUTIONS, OR ATIS, AND THAT WE BELIEVE WE  ARE POSITIONED TO LICENSE OUR PATENTS TO 3GPP MEMBERS, DESIRING TO IMPLEMENT THE TECHNICAL SPECIFICATIONS IDENTIFIED BY US, MAY IMPLY THAT THE PATENTS WE HAVE IDENTIFIED TO 3GPP WILL GENERATE LICENSING REVENUE FOR US IN THE FUTURE. WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN LICENSING OUR PATENTS OR THAT THIRD PARTIES WILL BE WILLING TO ENTER INTO LICENSES WITH US ON REASONABLE TERMS OR AT ALL.

i

•
OUR STATEMENT THAT WE BELIEVE WE HAVE THE FINANCIAL AND OTHER RESOURCES TO COMPLETE OUR BUSINESS PLAN MAY IMPLY THAT OUR RESOURCES WILL BE SUFFICIENT TO COMPLETE THAT PLAN SUCCESSFULLY.  HOWEVER, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN FOR MANY REASONS, INCLUDING MANY REASONS THAT ARE BEYOND OUR CONTROL, SUCH AS THE POSSIBILITY THAT OUR FINANCIAL RESOURCES BECOME EXHAUSTED DUE TO INCREASED COSTS ASSOCIATED WITH OUR ATTEMPTS TO COMPETE WITH OTHERS WHO MAY HAVE GREATER RESOURCES, OR DUE TO OUR OTHER ACTIVITIES, INCLUDING OUR LITIGATION ACTIVITIES.

•
WE CANNOT ASSURE YOU WE WILL PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. ALSO, THE LEGAL AND OTHER COSTS WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

•
OUR REFERENCES TO THE FACT THAT OUR CORE DEVELOPMENT TEAM HAS SPENT OVER 10 YEARS WORKING TOGETHER, THEIR PRIOR SUCCESSES AT SAIC AND SAIC ITSELF MAY IMPLY THAT OUR TEAM WILL BE SUCCESSFUL IN THE FUTURE.  HOWEVER, THIS TEAM MAY NOT BE SUCCESSFUL FOR MANY REASONS, INCLUDING MANY REASONS THAT ARE BEYOND OUR CONTROL, SUCH AS THE POSSIBILITY THAT ONE OR MORE KEY MEMBERS OF THE TEAM BECOMES INCAPACITATED, OR THAT COMPETITORS ARE SUCCESSFUL IN DEVELOPING SUPERIOR PRODUCTS.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

•	THE IMPACT OF CHANGES IN THE US AND GLOBAL ECONOMIES IN GENERAL AND THE CAPITAL MARKETS ON US AND OUR INTENDED CUSTOMERS;

•	COMPLIANCE WITH, AND CHANGES TO, U.S. FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, FOREIGN LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS;

•	COMPETITION WITHIN OUR INDUSTRY; AND

•
IF THE RECENT DIFFICULT U.S. AND GLOBAL ECONOMIC CONDITIONS CONTINUE, WORSEN OR LAST FOR AN EXTENDED PERIOD, WE MAY FIND IT DIFFICULT OR IMPOSSIBLE  TO MARKET OUR PRODUCTS AND WE MAY SUFFER CONTINUING LOSSES OR FAIL.

WE HAVE GENERATED NET INCOME IN ONLY TWO QUARTERLY REPORTING PERIODS SINCE WE BECAME PUBLICLY OWNED. ALTHOUGH OUR PLANS ARE INTENDED TO GENERATE NET INCOME, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY UNDER "PART II. ITEM 1A. RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,620	$34,635
Investments	14,611	43,457
Accounts receivable, net	—	3
Prepaid taxes	10,023	—
Current deferred tax benefit	2	1,735
Prepaid expense and other current assets	391	87
Total current assets	75,647	79,916
Property and equipment, net	28	25
Intangible and other assets	72	108
Long-term deferred tax benefit, net	29	1,645
Total assets	$75,776	$81,694
Current liabilities:
Accounts payable and accrued liabilities	$1,012	$519
Income tax liability	—	7,358
Derivative liability	2,739	14,364
Total current liabilities	3,751	22,241
Stockholders’ equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares, issued and outstanding: 0 shares at September 30, 2011, and December 31, 2010, respectively	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares, issued and outstanding: 50,481,636 shares at September 30, 2011, and 49,341,028 at December 31, 2010	5	5
Additional paid in capital	101,809	78,187
Accumulated deficit	(29,758)	(17,755)
Accumulated other comprehensive loss	(31)	(984)
Total stockholders’ equity	72,025	59,453
Total liabilities and stockholders’ equity	$75,776	$81,694

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenue — royalties	$3	$15
Operating expense:
Research and development	273	193
General, selling and administrative	3,910	2,256
Total operating expense	4,183	2,449
Loss from operations	(4,180)	(2,434)
Gain (loss) on change in value of embedded derivative and warrants	8,555	(23,266)
Interest and other income, net	44	80
Income (loss) before taxes	4,419	(25,620)
Income tax benefit	1,460	(200)
Net Income (loss)	$5,879	$(25,420)
Basic earnings (loss) per share:	$0.12	$(0.54)
Diluted earnings (loss) per share:	$0.11	$(0.54)
Weighted average shares outstanding basic	50,342	47,427
Weighted average shares outstanding diluted	54,543	47,427

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Revenue — royalties	$20	$60
Operating expense:
Royalty expense	—	59,239
Research and development	705	1,943
General, selling and administrative	10,003	30,667
Gain on settlement	—	(200,000)
Total operating (expense) income	(10,708)	108,151
Income (loss) from operations	(10,688)	108,211
Loss on change in value of embedded derivative and warrants	(3,634)	(30,248)
Interest and other income, net	173	93
Income (loss) before taxes	(14,149)	78,056
Income tax expense (benefit)	(3,100)	33,800
Net Income (loss)	$(11,049)	$44,256
Basic earnings (loss) per share:	$(0.22)	$1.00
Diluted earnings (loss) per share:	$(0.22)	$0.93
Weighted average shares outstanding basic	49,854	44,306
Weighted average shares outstanding diluted	49,854	47,669

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands, except share and per share amounts)

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
Cash flows from operating activities:
Net income (loss)	$(11,049)	$44,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45	44
Stock-based compensation	3,104	2,473
Excess tax benefits from stock-based award activities	1,348	—
Net change in deferred taxes	3,349	(2,600)
Change in value of derivative liability	3,634	30,248
Changes in assets and liabilities:
Receivables and other current assets	(301)	(79)
Pre paid taxes	(10,023)	—
Accounts payable and accrued liabilities	493	3,126
Income tax liability	(7,358)	—
Net cash provided by (used in) operating activities	(16,758)	77,468
Cash flows from investing activities:
Purchase of property and equipment	(12)	(6)
Proceeds from sale of investments, net	28,846	—
Net cash provided by (used in) investing activities	28,834	(6)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	—	(160)
Payment of dividend	—	(23,599)
Proceeds from exercise of options	845	283
Proceeds from exercise of warrants	3,064	18,552
Net cash provided by (used in) financing activities	3,909	(4,924)
Net increase in cash and cash equivalents	15,985	72,538
Cash and cash equivalents, beginning of period	34,635	2,011
Cash and cash equivalents, end of period	$50,620	$74,549
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$9,600	$29,200
Cash paid during the period for interest	$—	$10
Supplemental disclosure of noncash investing and financing activities:
In April 2011 a cashless exercise of 30,000 underwriter warrants at $4.80 resulted in the issuance of 24,178 common shares.

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation, which we refer to as we, us and our, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.   To date our revenue has been limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement.

The accompanying interim condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  Therefore, the disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  Our financial results have varied significantly from period to period.  For this and other reasons, our operating results for any periods are not necessarily indicative of the results that may be expected for any future period.

Reclassification of Gain on Settlement

In June 2010, we received $200,000,000 from Microsoft Corporation related to a licensing agreement and originally classified it as revenue. Upon further analysis, we determined that we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of  U.S. GAAP Accounting Standards Codification Topic 605: Revenue Recognition, or ASC Topic 605. As a result, we reclassified this amount in our 2010 financial statements to present it as a gain on settlement. This reclassification had no impact on our net income, financial position or cash flows for any period.

Revenue Recognition

We defer recognition of revenue in accordance with ASC Topic 605 until such time as all of the criteria below have been met:

•	persuasive evidence of sales arrangements;

•	delivery has occurred or services have been rendered;

•	the buyer’s price is fixed or determinable; and

•	collection is reasonably assured.

Index

We expect that some or all of our future licensing agreements will provide for payments to us over an extended period of time.  For a licensing agreement with fixed royalty payments, we expect to recognize revenue as amounts become due.  For a licensing agreement with variable royalty payments we expect to recognize royalty revenue at the time that the licensees' sales occur; however, because we expect that a licensee may report sales information to us on a delayed basis, we expect our revenue recognition criterion may also be met on a delayed basis.

Complex revenue arrangements may require us to make significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period  in which the completion of the earning process occurs. If new information subsequently becomes known to us which causes us to make different judgments, assumptions or estimates regarding material contracts, our financial results may be materially affected.

Note 2 -- Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt.

Note 3 -- Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  The balances are insured by the Federal Deposit Insurance Corporation (FDIC).  During the period ended September 30, 2011, we had, at times, funds that were uninsured.  The uninsured balance at September 30, 2011, was approximately $28,955,000.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

Implementation of FASB ASC 815-40-15 "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions"

In June 2008, the FASB ratified guidance included in ASC 815-40-15, "Derivatives and Hedging-Contracts in Entity's Own Equity-Scope and Scope Exceptions," which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, including evaluating the instrument's contingent exercise and settlement provisions.  ASC 815-40-15 describes the conditions under which an instrument or embedded feature is to be considered indexed to an entity's own stock for purposes of evaluating the instrument or embedded feature under FASB ASC Topic 815 "Derivatives and Hedging," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.

Under the provisions of ASC 815-40-15, our outstanding Series I Warrants are not considered indexed to our stock, as a result of an anti-dilution protection provision in these warrants.  The application of ASC 815-40-15, effective September 2009, resulted in our accounting for these warrants as derivative instruments, and they are recognized as liabilities in our condensed consolidated balance sheets. Generally, while these warrants are outstanding, increases in our stock price will result in losses and decreases in our stock price will result in gains related to these warrants included in our net income (loss) for such periods.

Index

Fair Value of Financial Instruments

Fair value is the price that would result from an orderly transaction between market participants at the measurement date. A fair value hierarchy prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Level 2 measurements utilize observable inputs in markets other than active markets.

Our financial instruments are stated at amounts that equal, or are intended to approximate, fair value.  When we approximate fair value, we utilize market data or assumptions that we believe market participants would use in pricing the financial instrument, including assumptions about risk and inputs to the valuation technique.  We use valuation techniques, primarily the income and market approach that maximize the use of observable inputs and minimize the use of unobservable inputs for recurring fair value measurements.

Certificate of deposits: Fair value measured at face value plus accrued interest.

Corporate bonds:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a Binomial valuation model.  As of September 30, 2011, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $14.99, a discount rate of 0.96%, and a volatility of 123%.

The following table sets forth by level, within the fair value hierarchy, our financial instrument assets as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$3,083,000	—	—	$3,083,000

Corporate Bonds:
AA	2,229,000	—	—	2,229,000
A	9,299,000	—	—	9,299,000
Total Corporate Bonds	11,528,000	—	—	11,528,000

Total Investments at Fair Value	$14,611,000	—	—	$14,611,000

Index

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,739,000	$2,739,000
Total	$—	$—	$2,739,000	$2,739,000

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the nine months ended September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2010	$14,364,000
Net loss included in earnings	3,634,000
Settlements	(15,259,000)
Balance September 30, 2011	$2,739,000

Index

Note 4 — Patent Portfolio

As of September 30, 2011, we own nineteen (19) issued U.S. and twenty (20) issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

Note 5 — Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2011, and September 30, 2010, are as follows:

	September 30, 2011	September 30, 2010
Current	$(6,400,000)	$36,400,000
Deferred	3,300,000	(2,600,000)
Total	$(3,100,000)	$33,800,000

A reconciliation of the federal statutory rate to our effective rate for the nine months ended September 30, 2011, and September 30, 2010, follows:

	September 30, 2011	September 30, 2010
Tax (benefit) expense at the federal statutory rate	$(4,900,000)	$26,700,000
State taxes, net of federal benefit	(500,000)	5,000,000
Prior year true-up	(100,000)	—
Non-deductible change in derivative liability	1,300,000	11,200,000
Change in deferred tax allowance	800,000	(9,500,000)
Stock option expense	300,000	—
Other	—	400,000
Total	$(3,100,000)	$33,800,000

The components of the deferred tax (benefit) expense for the nine months ended September 30, 2011, and September 30, 2010, are as follows:

	September 30, 2011	September 30, 2010
Deferred tax benefit of net operating loss carryforwards	$2,300,000	$1,500,000
California franchise tax deduction	(3,300,000)	2,700,000
Other	(500,000)	3,800,000
Subtotal	(1,500,000)	8,000,000
Less utilization allowance	(1,800,000)	(5,400,000)
Total	$(3,300,000)	$2,600,000

Index

Because of our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our statements of operations.

Note 6 — Commitments

We lease our offices under an operating lease with a third party that requires minimum payments of $5,034 monthly until it ends in June 2012.  We recognize rent expense on a straight-line basis over the term of the lease.

On October 30, 2011 we entered into a new lease agreement with Sierra Tahoe Professional Center, LLC., for our new Corporate head quarters located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada 89448. The lease term ends October 30, 2013. Our lease payments will be $2,790 per month. We recognize rent expense on a straight-line basis over the term of the lease.

Note 7 — Stock Plan

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan, which has been approved by our stockholders.  The Plan provides for the granting of up to 11,624,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2018.  As of September 30, 2011, there were 668,478 shares available to be granted under the Plan.

We had 5,004,498 and 4,830,391 options outstanding at September 30, 2011, and December 31, 2010, respectively, with an average exercise price of $4.92 and $3.14, respectively.

Note 8 — Stock-Based Compensation

Stock-based compensation expense is included in general and administrative expenses in the accompanying statements of operations.  Total stock-based compensation expense was $3,104,186 and $2,473,349 for the nine months ended September 30, 2011, and 2010, respectively.

As of September 30, 2011, there was $10,244,370 of total unrecognized compensation cost related to stock-based compensation arrangements. This amount will be amortized as expense over the weighted average vesting period of approximately 6.67 years.

For the nine months ended September 30, 2011, 260,894 option shares were exercised, 435,000 were granted and none were forfeited or expired. The fair value of each option grant was estimated on the date of grant using the weighted average volatility of 123%, risk-free interest rate of 3.18%, expected life of 7 years, expected forfeitures of zero and expected dividends of zero.  Expected life has been assumed to be the average of the vesting term and the contractual term of the option.  Expected volatility was based upon historical data and other relevant factors, such as the share price volatility of publicly traded companies similar to us.  We assumed forfeitures of zero because we have no history of forfeited options and believe that all outstanding unvested options at September 30, 2011, will vest. As of September 30, 2011, there were 3,866,597 vested and 1,137,901 unvested stock options outstanding.

Index

Note 9 — Warrants

Information about warrants outstanding during the nine months ended September 30, 2011, follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2010	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at September 30, 2011	Expiration Date

300,000	$4.80	30,000	—	(30,000)	—	—	December 2012
2,619,036 (1)	$3.59	1,060,444	—	(855,536)	—	204,908	March 2015
Total		1,090,444		(885,536)	—	204,908

(1)	Referred to as our Series I Warrants.

Note 10 — Litigation

We have two intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in both complaints.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra Technologies, Inc., Apple, Inc., Cisco Systems, Inc., and NEC Corporation.

On January 12, 2011, we initiated a new lawsuit by filing a complaint against Siemens Enterprise Communications and Mitel Networks Corp. On April 12, 2011, we amended this complaint to add Avaya, Inc., as a defendant.

We believe that Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya infringe on certain of our patents, but obtaining and collecting a judgment against these parties may be difficult or impossible.  Patent litigation is inherently risky and the outcome is uncertain.  Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya are all large, well-financed companies with substantially greater resources than us.  We believe that these parties will devote a substantial amount of resources in an attempt to prove that either their products do not infringe our patents or that our patents are invalid and unenforceable.  At this time, we cannot predict the final outcome of these litigation matters.

Index

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We develop software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks.

We are currently beta testing our GABRIEL Connection Technology™ as part of our Secure Domain Name Initiative, or (SDNI), on various platforms including PCs, smart phones and tablets.  We are attempting to attract one or more leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) to participate in a design pilot which will use our patented Secure Domain Name and our GABRIEL Connection Technology™.  The design pilot is expected to deliver to end-users and consumers of the Internet and mobile devices the security requirements for the next generation 4G/LTE wireless networks.

We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world and we are evaluating whether to apply to become an accredited registry provider under the Internet Corporation for Assigned Names (ICANN), a California not-for-profit corporation delegated authority by the U.S. Department of Commerce to manage the accreditation of registry providers and registrars that manage the assignment of top level domain names associated with the DNS root directory.

Our portfolio of intellectual property is the foundation of our business model.  We currently own nineteen (19) patents in the United States and twenty (20) foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.  On December 2, 2009, we submitted a licensing declaration to the 3rd Generation Partnership Project, or 3GPP,identifying those of our U.S. and international patents which may be relevant to Long Term Evolution, or LTE. On March 14, 2011, we supplemented our licensing declaration to include five additional specifications. On April 28, 2011, at the request of the European Telecommunications Standards Institute, or ETSI, we agreed to update our licensing declaration to ETSI under ETSI's Intellectual Property Rights (IPR) policy.  We agreed with ETSI that we will make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us, as set forth in the updated licensing declaration under ETSI’s IPR policy. On June 17, 2011, in response to a request from the Alliance for Telecommunications Industry Solutions, or ATIS, the North American Organizational Partner for 3GPP, we also agreed to make available a non-exclusive patent license under FRAND to 3GPP members desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under ATIS' IPR policy. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

We intend to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators.  We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE wireless networks. We also believe that all 4G mobile devices will require their own individual and unique secure domain name and become part of a secure domain name registry.

Index

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

Microsoft Corporation is our first licensee and has been granted a worldwide, irrevocable, nonexclusive, non-sublicenseable fully paid up license of our patents for Microsoft products.  We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at SAIC and expanded the set of patents we acquired in 2006 from SAIC into a larger portfolio with 39 issued U.S. and foreign patents and numerous pending U.S. and foreign patents applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties.

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

Competition

We expect competition for our products and services to be intense and to compete directly against companies offering similar security products and services, including established vendors within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.  Our competitors are likely to be larger companies with greater financial and other resources and that may develop products and services superior to ours.  While we believe we have the financial and other resources to complete our business plan, our future success also depends on our ability to compete effectively with our competitors and, if we fail to address competitive developments quickly and effectively, our business plans may fail.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchase, sales, issuances and settlements of so-called Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Adoption did not have a material effect on our financial statements.

Index

In May 2011, the FASB amended fair value measurements and disclosure guidance to achieve convergence with International Financial Reporting Standards, or IFRS. The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on our financial statements.

For further information, see the “Recent Accounting Pronouncements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Recent Developments

On July 26, 2011, we were granted two patents by the United States Patent and Trademark Office, or USPTO: U.S. Patent # 7,987,274 Method for Establishing Secure Communication Link Between Computers of Virtual Private Network and U.S. Patent # 7,986,688, Third Party Virtual Private Network Certification.

On August 2, 9011, we were granted a new patent by the USPTO: U.S. Patent # 7,996,539, Agile Network Protocol for Secure Communications with Assured System Availability.

On October 30, 2011 we entered into a new lease agreement with Sierra Tahoe Professional Center, LLC., for our new corporate headquarters located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada 89448. The lease commencement date is October 30, 2011 and expires in 2 years.

On November 1, 2011, we were granted a new patent by the USPTO: U.S. Patent # 8,051,181. The ("the '181 patent"), Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.

On November 1, 2011, we filed a new complaint against Apple Inc. in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint includes allegations of patent infringement regarding our '181 patent. In our complaint, we seek both damages and injunctive relief.

On Nov 4, 2011, we filed a complaint with the United States International Trade Commission (ITC) alleging that Apple Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods, and Macintosh computers. We have requested that the ITC institute an investigation into Apple's allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported.

Index

Results of Operations

Three and Nine Months Ended September 30, 2011
Compared with Three and Nine Months Ended September 30, 2010

Revenue — Royalties

Our revenue decreased by $12,000 to $3,000 for the three months ended September 30, 2011, from $15,000 for the comparable 2010 period, and by $40,000 to $20,000 for the nine months ended September 30, 2011, from $60,000 for the comparable 2010 period.  Our revenue in 2011 was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license will continue to be insignificant in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Gain on Settlement

In May 2010, we entered into a Settlement and License Agreement with Microsoft, or the Microsoft Settlement.  Pursuant to the Settlement and License Agreement, Microsoft paid us $200,000,000, we dismissed two patent infringement lawsuits and we granted Microsoft a worldwide, irrevocable, non-exclusive, non-sub licensable, fully paid-up license under our patents.

In June 2010, we received $200,000,000 from Microsoft Corporation related to a licensing agreement and originally classified it as revenue. Upon further analysis, we determined that we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of U.S. GAAP Accounting Standards Codification Topic 605: Revenue Recognition, or ASC Topic 605. As a result, we reclassified this amount in our 2010 financial statements to present it as a gain on settlement. This reclassification had no impact on our net income, financial position or cash flows for any period.

Royalty Expense

There was no royalty expense for the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, under our agreements with SAIC, we were obligated to pay SAIC 35% of the proceeds from the settlement of litigation with Microsoft after reduction for costs, including legal fees and expenses, incurred by us and SAIC in connection with the Microsoft litigation. In June 2010 we paid SAIC approximately $59,239,000 in connection with our obligations under the SAIC agreements.

Research and Development Expenses

Our research and development expenses increased by $80,000  to $273,000 for the three months ended September 30, 2011, from $193,000 for comparable 2010 period. This increase was primarily due to the increase in wages and medical costs. Our expenses decreased by $1,238,000 to $705,000 for the nine months September 30, 2011, from $1,943,000 for the comparable 2010 period.  This decrease for the nine months was primarily due to bonuses paid in the first quarter of 2010 and the retirement of our Chief Technology Officer, in July of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Index

Our selling, general and administrative expenses increased by $1,653,000 to $3,910,000 for the three months ended September 30, 2011, from $2,257,000 for the comparable 2010 period. This increase is primarily due to increased wages and legal fees. Our expenses decreased by $20,664,000 to $10,003,000 for the nine months ended September 30, 2011, from $30,667,000 for the comparable 2010 period. These decreases were primarily due to the decrease in legal fees associated with the settlement of the Microsoft litigation in 2010.

Within selling, general and administrative expenses, legal fees increased by $815,000 to $1,543,000 for the three months ended September 30, 2011, from $728,000 for the comparable 2010 period, and decreased by $20,810,000 to $3,592,000 for the nine months ended September 30, 2011, from $24,402,000 for the comparable 2010 period.  These decreases were primarily due to the decrease in legal fees associated with the settlement of the Microsoft litigation in 2010.

Other Income and Expenses

Our non-cash gain related to the periodic revaluation of our Series I Warrants liability increased by $31,821,000 to $8,555,000 for the three months ended September 30, 2011, compared to a loss of $23,266,000 for the comparable period in 2010.  Our non-cash loss related to the periodic revaluation of our Series I Warrants liability decreased by $26,614,000 to $3,634,000 in the nine months ended September 30, 2011, compared to $30,248,000 for the comparable period in 2010.  These decreases were the result of changes in our common share price and the exercise, during the 2011 periods, of some of the Series I Warrants.

Interest income decreased by $36,000 to $44,000 for the three months ended September 30, 2011, from $80,000 for the comparable 2010 period, and increased by $80,000 to $173,000 for the nine months ended September 30, 2011, from $93,000 for the comparable 2010 period. These increases and decreases are due to timing on the maturity of the investments.

Liquidity and Capital Resources

As of September 30, 2011, our cash and cash equivalents totaled approximately $50,620,000 and our short-term investments totaled approximately $14,611,000, compared to approximately $74,549,000 and $0.00, respectively, as of September 30, 2010.

Before entering into the Microsoft Settlement, we allocated a large part of our cash expenditures to legal fees and other expenses associated with the Microsoft litigation.  We expect that our cash and cash equivalents as of September 30, 2011, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses including the expenses for our ongoing complaints against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya in the United States District Court of the Eastern District of Texas, Tyler Division, as well as the newly filed complaint with the U.S. International Trade Commission, for at least the next 36 months.  While we do not expect to generate net income in the near term similar to the net income generated during the three months ended June 30, 2010, generally attributable as a result of the Microsoft Settlement, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world over the long term.  However, we will not receive any proceeds from these claims unless and until they may be resolved in our favor, and we expect to continue to incur substantial legal and other costs associated with pursuit of our claims.

Index

Off-Balance Sheet Arrangements

None.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 As of September 30, 2011, we own $14,611,000 of investments available for sale, principally short-term, investment grade securities. Our fair value exposure to changes in interest rates is limited by the fact that we typically invest in securities with a maturity of less than six months.  A gradual change in prevailing interest rates would also likely cause a corresponding change in our interest income, but to date, these amounts have not been material.  We have not historically and do not use interest rate derivative instruments to manage our exposure to interest rate changes.  We attempt to preserve our invested funds by limiting the percentage of those funds invested in any one instrument, investing primarily in short-term and investment grade securities.

Although we have no obligation to settle our Series I Warrant obligations in cash or an unknown number of shares, the embedded liability in the Series I Warrant obligations is recorded at estimated fair value.  That estimated fair value is determined in large part by reference to our assumptions and estimates of various factors.  Notably, our liability will increase and we may incur significant non-cash expenses, all other factors being constant, if the market price of our common shares increases.  Conversely, our liability will decrease and we may recognize significant non-cash gains, all other factors being constant, if the market price of our common shares decreases.

ITEM 4 — CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2011, which we refer to as the Evaluation Date or the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were effective as of the Evaluation Date.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A “material weakness” is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of our financial reporting.

Index

(b)           Changes in internal control over financial reporting.

On January 25, 2011, our audit committee determined that the previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010, included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010, included in the Form 10-Q filed with the SEC on August 9, 2010, and (v) the fiscal quarter ended September 30, 2010, included in the Form 10-Q filed with the SEC on November 8, 2010, needed to be restated to correct the accounting for certain derivative instruments (the Series I Warrants we issued in a private placement transaction in September 2009 discussed below) in such financial statements, which were previously recorded as equity instruments. As previously reported, we restated our financial statements for each of these periods because it was determined that a material weakness existed with respect to our reporting of complex, non-routine transactions (the Series I Warrants) and therefore our disclosure controls and procedures were not effective as of these periods.

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

Other than our adoption of the remediation plan during the first fiscal quarter of 2011, as discussed above, which we intend to implement on an as-needed basis, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents.  We seek damages and injunctive relief.   A claim construction hearing has been scheduled for January 5, 2012, and trial is scheduled for November 13, 2012, in that lawsuit.  On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.  We seek damages and injunctive relief. On April 12, 2011, we amended the complaint to add Avaya Inc. as a defendant.   A claim construction hearing date has been scheduled for July 12, 2011, and trial dates has been set for November 13, 2011, in that lawsuit.

On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes an additional patent of ours.  We seek damages and injunctive relief.  No hearing or trial dates have been set.

On Nov 4, 2011, we filed a complaint with the United States International Trade Commission (ITC) alleging that Apple Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods, and Macintosh computers. We have requested that the ITC institute an investigation into Apple's allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported.

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

ITEM 1A — RISK FACTORS.

You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q before making any investment in the offered securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in our shares.

Index

Risks Related To Financial Reporting Obligations

Our consolidated financial statements have been restated in the past year in connection with our identification of a material weakness in our internal control over financial reporting; we may identify future material weakness which  may result in late filings, increased costs or declines in our share price.

In early 2011, we restated our previously filed financial statements for the fiscal quarter ended September 30, 2010, each of the then previous five fiscal quarters and the fiscal year ended December 31, 2009, to adjust our accounting for our Series I Warrants.  In connection with these restatements, we determined that we had not maintained effective control over our accounting for these Series I Warrants and, as a result, that a material weakness existed with respect to our reporting of complex, non-routine transactions as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above. Although we believe that we currently maintain effective control over our disclosure controls and procedures and internal control over financial reporting as regards this issue, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting.  In addition, we expect that we will continue to be required to provide a management report in our Form 10-K regarding our internal control over financial reporting and that our independent registered public accounting firm will continue to be required to attest to our internal control matters.  If we experience any material weaknesses in our internal control over financial reporting the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, and any of which could cause our share price to decline.

 Risks Related To Our Litigation

Our litigation can be time-consuming, costly and may have unanticipated results.

We spend a significant amount of our financial and management resources to pursue our current litigation matters.  We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterparties to our litigation are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse affect our ability to develop and commercialize products.

Risks Related to Our Business and Our Industry

We may not be able to capitalize on market opportunities related to our licensing strategy or our patent portfolio.

The market opportunities to capitalize on our patent portfolio include those associated with mainstream market adoption of real-time communications based on Session Initiation Protocol, use of DNS lookup protocols and customer adoption of our GABRIEL Communication Technology™ and our secure domain name registry.  Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such our business strategy includes a dependence on intellectual property licensing fees and royalties for the majority of our revenues.  However, we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed, as a result of numerous factors, including, but not limited to:

Index

•	Although we entered into a Settlement and License Agreement with Microsoft Corporation, we may not be successful in entering into further licensing relationships;

•	Third parties may challenge the validity of certain of our patents;

•
We expect that the market opportunities we have identified will attract intense competition new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and

•	It is possible that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

Index

If we are not able to adequately protect our patented rights, our business would be negatively impacted.

We believe our patents are valid, enforceable and valuable.  Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, or otherwise materially and adversely affect our business.  Similar challenges could also prevent us from obtaining additional patents in the future.  Even if we are successful in enforcing our rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect.  These risks may be heightened in countries other than the U.S., and may be negatively affected by the fact that legal standards in the U.S. and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  In addition, there are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest.  If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subjected to various developments in regulation, law and consumer preferences that we may not be able to adapt to successfully.

The current regulatory environment for our products and services remains unclear.  We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, U.S. federal or foreign authorities.  Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations.  For example, VoIP services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs and adversely affect of the marketability of our products and planned products related to VoIP.  For further example, the use of the Internet and private IP networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

Index

Our business depends on the growth of IM, VoIP, mobile services, streaming video, file transfer and remote desktop and other next-generation Internet-based applications which are relatively new.  The Internet may ultimately prove not to be a viable commercial marketplace which could cease growth or cause material decline in the number of users in these areas due to complexity or cost of these applications relative to alternate traditional or newly developed communications channels.

More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically or a lack of growth in acceptance of the Internet as a long term viable marketplace for communications services may materially and adversely affect our business, financial condition, operating results and future prospects.

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

We expect to retain certain confidential customer information in our secure data centers and secure domain name registry.  It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure.  Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system.  The secure domain name servers that we will operate will be critical hardware to our registry services operations.  Therefore, we expect to have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

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

A security breach could require a substantial amount of expense to rectify and could result in a product liability claim that causes us to incur substantial liability and related legal and other costs.  A security breach may also harm our reputation and make it more difficult or impossible for us to successfully market to others.  These matters could harm our operating results and financial condition.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

•	The need to educate potential customers about our patent rights and our product and service capabilities;

•	Customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	Customers’ budgetary constraints;

•	The timing of customers’ budget cycles; and

•	Delays caused by customers’ internal review processes.

•	Long sales cycles may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

We expect that we will be substantially dependent on a concentrated number of customers.  If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

We expect that in the future, a significant portion of our revenues will be generated from a limited number of customers.  Substantially all of our income during 2010 was from the payments to us resulting from the Settlement and License Agreement we entered into with Microsoft. There can be no guarantee that we will be able to obtain additional customers, or if we do so, to sustain our revenue levels from these prospective customers.  If we are not able to establish, maintain or replace the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

Index

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

Index

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

Use of the Internet has over-burdened existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service.  As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over their traditional telephone networks.  If the relief sought in these petitions is granted, the costs of communicating via online could increase substantially, potentially adversely affecting the growth in the use of online secure communications.  Any of these developments could have an adverse effect on our business.

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

Although we paid a special cash dividend to holders of our common stock with a record date of July 1, 2010, we do not have any plans to pay regular dividends in the foreseeable future.  Instead, we generally intend to retain future earnings to fund our business plan.  Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities.  Accordingly, stockholders must generally look to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

The exercise of our outstanding warrants or stock options may result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders.  As of September 30, 2011, we had outstanding warrants to purchase an aggregate of 204,908 shares of common stock. To the extent outstanding warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.  Additionally, the issuance of up to 3,866,597 shares of common stock upon exercise of vested stock options and other stock awards outstanding as of September 30, 2011, pursuant to our stock incentive plan may further dilute our existing stockholders’ voting interest.

In addition to the dilutive effects described above, the exercise of stock options or warrants would increase the number of shares eligible for resale in the public market.  Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Index

The fair value of accounting for our Series I Warrants as derivative liabilities may materially impact our results of our operations in future periods.

In connection with the restatement of our financial results to correct the accounting for the Series I Warrants, we recorded the Series I Warrants as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”  These derivative liabilities are reported at fair value each reporting period with changes in the fair value recognized as gain or loss during each reporting period.  An increase in our share price or measure of our share price volatility, for example, will generally result in an increase in the fair value of our warrant liability and a non-cash charge during the period of such increase, which could materially and negatively impact our results of operations in future periods.

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between September 30, 2010, and September 30, 2011, the reported last sale price for our common stock has ranged between $11.53 and $39.88 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	developments in any then-outstanding litigation;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $12.5 million for the year ended December 31, 2009, a net income of $41.4 million for the year ended December 31, 2010, and we have had a net loss of $11 million for the nine months ended September 30, 2011.  The following include some of the factors that may cause our operating results to fluctuate:

•	the outcome of enforcement actions currently in progress or that we may undertake in the future, and the timing thereof;
•	the amount and timing of receipt of license fees from potential infringers, licensees or customers;
•	the outcome of actions we have taken and may take in the future to enforce our intellectual property rights;

Index

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

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of September 30, 2011, our executive officers and directors beneficially owned approximately 21% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Our protective provisions could make it difficult for a third party to successfully acquire us even if you would like to sell your stock to them.

We have a number of protective provisions that could delay, discourage or prevent a third party from acquiring control of us without the approval of our Board of Directors.  Our protective provisions include:

•
A staggered Board of Directors: This means that only one or two directors (since we have a five-person Board of Directors) will be up for election at any given annual meeting.  This has the effect of delaying the ability of stockholders to effect a change in control of us because it would take two annual meetings to effectively replace a majority of the Board of Directors.

•
Blank check preferred stock: Our Board of Directors has the authority to establish the rights, preferences and privileges of our 10,000,000 authorized, but unissued, shares of preferred stock.  Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of our common stock in a manner that is materially dilutive to you.  In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors.  We have not adopted such a “poison pill;” but our Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.

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

•
Super majority requirement for stockholder amendments to the By-laws: Stockholder proposals to alter or amend our By-laws or to adopt new By-laws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares of our common stock.

•
No ability of stockholders to call a special meeting of the stockholders: Only the Board of Directors or management can call special meetings of the stockholders.  This could mean that stockholders, even those who represent a significant percentage of our shares of common stock, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

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

Date: November 09, 2011

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