Form 10-K
period 2011-12-31
VirnetX Holding Corp
filed 2012-02-29
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Registrant’s telephone number, including area code: 775-548-1785
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
Yes ☒   No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, was $1,173,043,513 based upon the closing price of the common shares of the Registrant on June 30, 2011.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

50,671,136 shares of Registrant’s Common Stock were outstanding as of February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011 in connection with the solicitation of proxies for the Registrant’s 2012 Annual Meeting of Stockholders.

VirnetX Holding Corporation

Index

WARNING CONCERNING FORWARD LOOKING STATEMENTS

 THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. AMONG OTHERS, THE FORWARD LOOKING STATEMENTS WHICH APPEAR IN THIS REPORT THAT MAY NOT OCCUR INCLUDE:

●
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

●
THE DESCRIPTION OF OUR BUSINESS INCLUDES STATEMENTS RELATING TO OUR INTENT TO ESTABLISH A SECURE DOMAIN NAME REGISTRY IN THE U.S. AND OTHER PARTS OF THE WORLD AND THAT WE ARE CONSIDERING MAKING APPLICATIONS TO BECOME ACCREDITED TO DO SO UNDER AUTHORITY OF THE U.S. GOVERNMENT.  THE IMPLICATION OF THOSE STATEMENTS MAY BE THAT WE WILL BE ABLE TO ESTABLISH A REGISTRY THAT WILL HAVE MARKET ACCEPTANCE AND THAT IT WILL GENERATE REVENUE FOR US IN THE FUTURE.  THERE ARE MANY FACTORS WHICH WILL IMPACT OUR ABILITY TO SUCCESSFULLY ESTABLISH A DOMAIN NAME REGISTRY, INCLUDING SEVERAL FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE ACCREDITATION APPLICATION PROCESS OR THE ACCEPTANCE OF OUR REGISTRY OVER OTHERS IN THE MARKET, PARTICULARLY IF WE DETERMINE TO ESTABLISH A REGISTRY WITHOUT ACCREDITATION.

●
THE STATEMENTS THAT WE HAVE SUBMITTED A LICENSING DECLARATION TO THE 3RD GENERATION PARTNERSHIP, OR 3GPP, UPDATED SUCH DECLARATIONS AT THE REQUEST OF THE EUROPEAN TELECOMMUNICATIONS STANDARDS INSTITUTE, OR ETSI,  AND THE ALLIANCE FOR TELECOMMUNICATIONS INDUSTRY SOLUTIONS, OR ATIS, AND THAT WE BELIEVE WE  ARE POSITIONED TO LICENSE OUR PATENTS TO 3GPP MEMBERS DESIRING TO IMPLEMENT THE TECHNICAL SPECIFICATIONS IDENTIFIED BY US, MAY IMPLY THAT THE PATENTS WE HAVE IDENTIFIED TO 3GPP WILL GENERATE LICENSING REVENUE FOR US IN THE FUTURE. WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN LICENSING OUR PATENTS OR THAT THIRD PARTIES WILL BE WILLING TO ENTER INTO LICENSES WITH US ON REASONABLE TERMS OR AT ALL.

●
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

●
STATEMENTS DESCRIBING OUR CONTINUED LITIGATION EFFORTS MAY IMPLY THAT WE WILL PREVAIL IN SOME OR ALL OF OUR LITIGATION. HOWEVER, WE CANNOT ASSURE YOU WE WILL PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. ALSO, THE LEGAL AND OTHER COSTS WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

●
OUR REFERENCES TO THE FACTS THAT OUR CORE DEVELOPMENT TEAM HAS SPENT OVER TEN YEARS WORKING TOGETHER, AND HAS HAD PRIOR SUCCESS AT SAIC MAY IMPLY THAT OUR TEAM WILL BE SUCCESSFUL IN THE FUTURE.  HOWEVER, THIS TEAM MAY NOT BE SUCCESSFUL FOR MANY REASONS, INCLUDING MANY REASONS THAT ARE BEYOND OUR CONTROL, SUCH AS THE POSSIBILITY THAT ONE OR MORE KEY MEMBERS OF THE TEAM BECOMES INCAPACITATED, OR THAT COMPETITORS ARE SUCCESSFUL IN DEVELOPING SUPERIOR PRODUCTS.

●
OUR STATEMENT WITH RESPECT TO OUR INTENT TO MARKET AND SELL LICENSE AND SERVICES TO OTHERS MAY IMPLY THAT OUR PLANS TO DO SO ARE IMMINENT OR WILL BE SUCCESSFUL. HOWEVER, MARKETING AND SELLING OUR PRODUCT AND SERVICES WHILE SIMULTANEOUSLY PURSUING OUR LITIGATION AND OUR FURTHER DEVELOPMENT ACTIVITIES CAN PRESENT SIGNIFICANT CHALLENGES. OUR MARKETING AND SALES PLANS MAY TAKE LONGER TO IMPLEMENT THAN WE NOW EXPECT, MAY NOT BE IMPLEMENTED, OR MAY FAIL.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

●	THE IMPACT OF CHANGES IN THE US AND GLOBAL ECONOMIES IN GENERAL AND THE CAPITAL MARKETS ON US AND OUR INTENDED CUSTOMERS;

●	COMPLIANCE WITH, AND CHANGES TO, U.S. FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, FOREIGN LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS; AND

●	COMPETITION WITHIN OUR INDUSTRY.

Index

WE HAVE GENERATED NET INCOME IN ONLY ONE ANNUAL REPORTING PERIOD SINCE WE BECAME A PUBLICLY OWNED. ALTHOUGH OUR PLANS ARE INTENDED TO GENERATE NET INCOME, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY UNDER "PART I. ITEM 1A. RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Index

PART I

Item 1.  Business.

The Company

VirnetX, Inc. (“we” or “VirnetX”) develop software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks. We are currently beta testing our GABRIEL Connection Technology™ as part of our Secure Domain Name Initiative, or SDNI, on various platforms including PCs, smart phones and tablets. We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world.

Our portfolio of intellectual property is the foundation of our business model.  We currently own 20 patents in the United States and 26 foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.  On December 1, 2009, we submitted a licensing declaration to the 3rd Generation Partnership Project, or 3GPP, identifying those of our U.S. and international patents which may be relevant to Long Term Evolution, or LTE. On March 14, 2011, we supplemented our licensing declaration to include five additional specifications. On April 28, 2011, at the request of the European Telecommunications Standards Institute, or ETSI, we agreed to update our licensing declaration to ETSI under ETSI's Intellectual Property Rights or IPR policy.  We agreed with ETSI that we will make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under ETSI’s IPR policy. On June 17, 2011, in response to a request from the Alliance for Telecommunications Industry Solutions, or ATIS, the North American Organizational Partner for 3GPP, we also agreed to make available a non-exclusive patent license to 3GPP members desiring to implement the technical specifications identified by us, as set forth in the updated licensing declaration under ATIS' IPR policy. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

We intend to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators.  We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE wireless networks. We also believe that all 4G mobile devices will require unique secure domain names and become part of a secure domain name registry.

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

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at SAIC and expanded the set of patents we acquired in 2006 from SAIC into a larger portfolio with 46 issued U.S. and foreign patents and numerous pending U.S. and foreign patents applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.  Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years.

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

In 2011, we moved our corporate headquarters from California to Nevada.

Industry Overview

We believe that the Internet is an evolving, rich and complex medium used by individuals and businesses to conduct commerce, share information and engage in real-time communications including email, text messaging, IM, and voice and video calls. We believe that users have grown accustomed to having broadband access wherever they go, and not just at home or in the office. Users can browse the Internet or send e-mails using their mobile broadband enabled notebooks, replace their fixed DSL modems with mobile broadband modems or other devices, and send and receive video or music using 3G phones. We believe that Long Term Evolution, or LTE, will further advance a transition from the cellular 3G services to an all internet packet, or "IP", based network that can provide mobile data access speeds closer to fixed DSL speeds and allow for more bandwidth intensive applications like interactive TV, mobile video blogging, advanced games or professional services. Session initiation protocol, or SIP, was developed to enable the convergence of voice and data networks and today is the predominant industry standard for establishing multimedia communications over the Internet such as voice, video, instant messaging, presence information and file transfer. SIP, XMPP and other real-time collaboration protocols use DNS lookup as the primary means of connecting Internet devices. However, because these protocols use "open architecture", we believe that they are inherently unsecure.

We also believe that many enterprises have concluded that security provided to communication by way of an optional add-on solution is less secure than security that can be provided by upgrading core information technology, or "IT", infrastructure (systems, networks, and management) with integrated security. We believe that, because of the complexity of today's networks and the requirement to connect users from any location at any time on any device, enterprises are reevaluating numerous parts of their technology systems, including but not limited to software solutions for smartphones, routers and switches with integrated security, massive security appliances for data centers, cloud-based security services and security solutions for virtualized environments and public and private clouds. The portions of the IP-telephony, mobility, fixed-mobile convergence and unified communications markets that could benefit from our software and technology solutions are forecasted by Infonetics and our internal estimates to grow from approximately $128 billion of worldwide revenues in 2010 to approximately $226 billion by 2015, representing a compound annual growth rate, or CAGR, of approximately 12%. We believe that this growing trend represents a significant opportunity for us to license our technology and software, and establish our secure domain name registry.

Index

We also believe that various enterprises have concluded that optional add-on solution, and enterprises everywhere are currently upgrading core IT infrastructure (systems, networks, and management) to integrate security into everything. Because of the complexity of today’s networks, and the requirement to connect users from any location at any time on any device, enterprise IT is having to reevaluate everything from software solutions for smartphones to routers and switches with integrated security, massive security appliances for data centers, cloud-based security services, and security solutions for virtualized environments and public and private clouds. The portions of the IP-telephony, mobility, fixed-mobile convergence and unified communications markets that could benefit from our software and technology solutions are forecasted by Infonetics and our internal estimates to grow from approximately $128 billion of worldwide revenues in 2010 to approximately $226 billion by 2015, representing a compound annual growth rate, or CAGR, of approximately 12%.  We believe that this growing trend represents a significant opportunity for VirnetX to license its technology and software, and establish its secure domain name registry.

IP Telephony – VoIP, Telepresence and Video Conferencing

IP telephony includes technologies that use Internet Protocol’s packet-switched connections to exchange voice, fax, and other forms of information traditionally carried over the dedicated circuit-switched connections of the public switched telephone network, or PSTN.  The adoption of IP telephony has helped businesses significantly lower network operating costs by using a common network for voice and data. As the workforce becomes increasingly dispersed, mobile features enabled by Internet protocol-based communications such as presence, unified messaging, peer-to-peer applications, find me/follow me, white-boarding and document sharing have become more commonplace.  However, the development of the related security infrastructure has lagged behind, leaving next-generation networks vulnerable to a multitude of threats including man-in-middle, eavesdropping, domain hijacking, distributed denial of service, or DDoS, spam over Internet telephony, or SPIT, and spam over instant messaging, or SPIM.  These threats continue to highlight the need for securing next-generation networks.  As the use of IP telephony systems extends beyond the boundaries of an organization’s private network, security is likely to become an even bigger concern.  Worldwide revenue from IP telephony products like IP-PBX including IP phones, service provider VoIP and IMS equipment, VoIP gateways, Enterprise Telepresence and Video Conferencing for businesses is forecasted by Infonetics and our internal estimates to grow from approximately $30 billion in 2010 to approximately $59 billion in 2015, representing a CAGR of approximately 15%.  We believe our unique and patented solution provides the robust security platform required for providing on-demand secure communication links between enterprises intending to communicate securely without manually configuring the connections.  We believe a standard security solution such as ours will further accelerate the adoption of IP telephony products in the market and allow enterprises to take full advantage of these rich content applications and real-time communications over the Internet, thereby significantly increasing their return on investment.

Unified Communications

We believe that the need to enhance productivity is rapidly increasing demand for the management of and instant access to real-time information. We believe that mobile collaboration, instant Internet access and the ability to conduct business whether inside or outside of the office, are high priorities. We also believe that the ability to establish multiple secure simultaneous network connections and provide IP sessions with security and encryption will be critical to widespread deployment of next-generation networks. However, one possible shortcoming of this new communications environment is that the various modes of communication operate independently from one another and do not integrate easily, if at all. We believe that the number of individual points of contact in these environments will grow and that as a result, communication will become more sophisticated and increasingly vulnerable.

An array of communication methodologies integrated into a single communications experience is often referred to as unified communications. We believe that unified communications have higher utility and can increase productivity for users. The basic components of unified communications include: a directory for storing addresses, various modes of communication with each user/contact (desk phone, mobile phone, 1M, etc.), message storage for all messages regardless of communication method and secure presence of a user's status for each mode of communication (available, away, busy, etc.). Worldwide unified communications market generated approximately $462 million in revenue in 2010 and is forecasted to grow rapidly over the next few years generating approximately $1.04billion in revenue in 2015, representing a CAGR of approximately 11%. We believe the growth in unified communication products may not reach its full potential due to the lack of transparent and seamless security as users hesitate to place their presence information online for all to see and as organizations block access due to the lack of credentials verified by a neutral third party. We believe that our solutions help address these concerns and should enable significant growth in the unified communications market.

IP Mobility-LTE, Fixed-Mobile Convergence

We believe that telecommunication markets are rapidly changing and presenting new challenges to the equipment and service providers, including but not limited to increasing user demand for mobile, always-on connections with multiple devices. We also believe that traffic growth, video acceleration, cloud services and a rapidly growing number of subscribers challenge currently available network architectures and that, because of this, service providers and carriers will eventually use a single network for fixed and mobile communications, private/premium communications and Internet access, in spite of the difficulties involved challenging their business models and forcing the consideration of new network architectures. We believe that LTE technology will deliver users the benefits of faster data speeds and new services by creating a new radio access technology that's optimized for IP-based traffic and offers operators a simple upgrade path from 3G networks. Smartphones are multi-functional devices that handle a wide variety of business-critical applications and support increasingly complex functions including enhanced data processing, Internet access, e-mail access, calendars and scheduling, contact management and the ability to view electronic documents. Users have continual access to these applications while on the move making them an increasingly essential business tool for the mobile worker. These devices enable mobile workers to have similar functionality inside or outside the office thereby increasing employee efficiency. However, it is critical that this mobile environment have the same level of security as an enterprise's internal network. Fixed-mobile convergence is an environment where wired and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, WiMAX, WiFi cellular and fixed. Worldwide revenue from IP mobility products like smartphones and mobile data cards, femtocell equipment, rich communication devices and services is expected to grow from approximately $98 billion in 2010 to approximately $166 billion by 2015, representing a CAGR of approximately 11%. We believe in order to realize the full functionality of IP mobility, several challenges including security must be overcome. When users are mobile, connections and data need to cross multiple network boundaries, each of which poses a security threat. Wireless networks may be threatened or compromised by rogue users who enter through (insecure wireless access points. We believe that providing authenticated access to the wireless networks and enterprise applications through the wireless domain are important requirements and represent a significant market opportunity for our patented technology and secure domain names to provide users fully authenticated secure access on a "zero-click" or "single-click" basis.

Index

Our Solutions

Our software and technology solutions, including our secure domain name registry, our patents and our GABRIEL Connection Technology™ are designed to secure all types of real-time communications over the Internet.  Our technology uses industry standard encryption methods with our patented DNS lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet.  Our technology can be built into network infrastructure, operating systems or silicon chips developed for a communication or computing device to secure real-time communications over the Internet between numerous devices.  Our technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users and transmit information between multiple devices, networks and operating systems.  These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support rich content applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment.  Our approach is a unique and patented solution that we believe provides the robust security platform required by these rich content applications and real-time communications over the Internet.  We believe the key benefits and features of our technology include the following:

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

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

●
Unique patented technology.  We are focused on developing innovative technology for securing real-time communications over the Internet, and establishing the exclusive secure domain name registry in the United States and other key markets around the world.  Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms.  Our technology and patented approach enables users to create a secure communication link by generating secure domain names.  We have a portfolio comprised of twenty (20) patents in the United States and twenty-six (26) foreign patents, as well as several pending U.S. and foreign patent applications.  Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

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

Our Strategy

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Communications Technology™ as the industry standard security platform.  Key elements of our strategy are to:

●	Implement a technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™.

●
Establish VirnetX as the exclusive universal registry of secure domain names and to enable our customers to act as registrars for their users and broker secure communication between users on different registries.

●	Leverage our existing technology to develop a suite of products that can be sold directly to end-user enterprises.

On December 2, 2009, we submitted a licensing declaration to the 3rd Generation Partnership Project, or 3GPP,identifying those of our U.S. and international patents which may be relevant to Long Term Evolution, or LTE. On March 14, 2011, we supplemented our licensing declaration to include five additional specifications. On April 28, 2011, at the request of the European Telecommunications Standards Institute, or ETSI, we agreed to update our licensing declaration to ETSI under ETSI's Intellectual Property Rights (IPR) policy.  We agreed with ETSI that we will make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us, as set forth in the updated licensing declaration under ETSI’s IPR policy. On June 17, 2011, in response to a request from the Alliance for Telecommunications Industry Solutions, or ATIS, the North American Organizational Partner for 3GPP, we also agreed to make available a non-exclusive patent license to 3GPP members desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under ATIS' IPR policy. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G. We believe that we hold the patents relevant to compliance with the 3GPP Series 33 specifications that define security requirements for LTE/4G networks.

Index

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

●
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

Customers

Our primary source of income since inception has been from the Settlement and License Agreement we entered into with Microsoft Corporation, our first licensee, on May 14, 2010, or the Settlement and License Agreement.  Pursuant to the Settlement and License Agreement, Microsoft paid us $200,000,000 in June 2010, which has been classified as gain on settlement. As a consequence, we dismissed the two patent infringement lawsuits we initiated against Microsoft in February 2007 and March 2010 and granted Microsoft a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license under our patents.  The Settlement and License Agreement with Microsoft will not impact our plans to operate a secure domain name service.

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

Index

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

●
SIP firewalls, or SIP-aware firewalls, and application layer gateways, manage and protect the traffic, flow and quality of VoIP and other SIP-related communications.  They perform real-time network address translation, dynamic firewall functions; support multiple signaling protocols, and media functionality, allowing secure interconnection and the flow of IP media streams across multiple networks.  While SIP firewalls assist in analyzing SIP traffic transmitted over the corporate network to filter out various threats, they do not necessarily encrypt the traffic.  As a result, this traffic is not entirely secure from end-to-end nor is it protected against threats like man-in-middle and eavesdropping.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We have a portfolio comprised of twenty (20) patents in the United States and twenty six (26) foreign patents, as well as several pending U.S. and foreign patent applications.  Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our software and technology solutions also have additional applications relating to operating systems and network security.

We have included a list of our U.S. patents below.  Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.  The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

U.S. Patent Number Link to Patent	Title of Patent
6,502,135	Agile network protocol for secure communications with assured system availability
6,618,761	Agile network protocol for secure communications with assured system availability
6,826,616	Method for establishing secure communication link between computers of virtual private network
6,834,310	Preventing packet flooding of a computer on a computer network
6,839,759	Method for establishing secure communication link between computers of virtual private network without user entering any cryptographic information
6,907,473	Agile network protocol for secure communications with assured system availability
7,010,604	Agile network protocol for secure communications with assured system availability
7,133,930	Agile network protocol for secure communications with assured system availability
7,188,180	Method for establishing secure communication link between computers of virtual private network
7,209,479	Third party VPN certification
7,418,504	Agile network protocol for secure communications using secure domain names
7,490,151	Establishment of a secure communication link based on a domain name service (DNS) request
7,921,211	Agile network protocol for secure communications using secure domain names
7,933,990	Agile network protocol for secure communications with assured system availability
7,945,654	Agile network protocol for secure communications using secure domain names
7,944,915	Third party VPN certification
7,897,274	Method for establishing secure communication link between computers of virtual private network
7,986,688	Third party VPN certification
7,996,539	Agile network protocol for secure communications with assured system availability
8,051,181	Method for establishing secure communication link between computers of virtual private network

Index

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

Compensation Obligations. As consideration for the assignment of the patents and for the rights we obtained from SAIC as amended, we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX, from the settlement of certain patent infringement claims of ours.

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

We are currently evaluating whether we will apply to become an ICANN-accredited registry provider with respect to one or more customized generic top-level domain (gTLD), or create our own alternative DNS root directory to manage the assignment of non-standard secure domain names.  We have not yet begun discussions with ICANN and we cannot assure you that we will be successful in obtaining ICANN accreditation for our registry service on terms acceptable to us or at all.  Whether or not we obtain accreditation from ICANN, we will be subject to the ongoing risks arising out of the delegation of the U.S. government’s responsibilities for the domain name system to the U.S. Department of Commerce and ICANN and the evolving government regulatory environment with respect to domain name registry services.

Employees

As of December 31, 2011, we had 13 full-time employees.

Index

Corporate Overview and History

VirnetX, Inc., was incorporated in the State of Delaware in August 2005.  In November 2006, VirnetX acquired certain patents from SAIC.  In July 2007, we effected a reverse merger between PASW, Inc. and VirnetX, which became our principal operating subsidiary.  As a result of this merger, the former security holders of VirnetX came to own a majority of our outstanding common stock.  On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.

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

Our litigation can be time-consuming, costly and we cannot anticipate the results.

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

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues.  We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.  Factors on-going that may affect our ability to execute our current business strategy including, but are not limited to:

●	Although we entered into a Settlement and License Agreement with Microsoft Corporation, we may not be successful in entering into further licensing relationships;

●	Third parties may challenge the validity of certain of our patents;

●	The pendency of our various litigations may cause potential licensees not to do business with us;

●	We expect that we will face intense competition new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and

●	It is possible that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•
New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. .  For instance, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent and Trademark Office in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.  In addition, the U.S. recently enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents

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

We expect to retain certain confidential customer information in our secure data centers and secure domain name registry.  It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure.  Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system.  The secure domain name servers that we will operate will be critical hardware to our registry services operations.  Therefore, we expect to have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in the techniques for attacking security solutions could make some or all of our products obsolete or unmarketable.  Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers.  Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems.  It is possible that we may have to expend additional financial and other resources to address such problems.  Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers.  In such an event, we could face significant liability and customers could be reluctant to use our services.  Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

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

The exercise of our outstanding stock options would result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2011, we had outstanding options to purchase an aggregate of 4,906,998 shares of common stock (representing 9.7% of our total shares outstanding as of December 31, 2011) of which 3,965,140 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

The fair value of accounting for our Series I Warrants as derivative liabilities may materially impact our results of our operations in future periods.

We record the Series I Warrants as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”  These derivative liabilities are reported at fair value each reporting period with changes in the fair value recognized as gain or loss during each reporting period.  An increase in our share price or measure of our share price volatility, for example, will generally result in an increase in the fair value of our warrant liability and a non-cash charge during the period of such increase, which could materially and negatively impact our results of operations in future periods.

Index

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between January 1, 2011, and December 31, 2011, the reported last sale price for our common stock ranged between $11.53 and $39.88 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $12.5 million for the year ended December 31, 2009, a net income of $41.4 million for the year ended December 31, 2010, and we have had a net loss of $17.3 million for the year ended December 31, 2011.  The following include some of the factors that may cause our operating results to fluctuate:

●	the outcome of enforcement actions currently in progress or that we may undertake in the future, and the timing thereof;
●	the amount and timing of receipt of license fees from potential infringers, licensees or customers;
●	the outcome of actions we have taken and may take in the future to enforce our intellectual property rights;
●	the rate of adoption of our patented technologies;
●
the number of new license arrangements we may execute, or that may expire, within a particular period and the scope of those licenses, including the number of our patents which are licensed, the extent of prior infringement of our patent rights, royalty rates, timing of payment obligations, expiration date etc;

●	the success of a licensee in selling products that use our patented technologies; and
●	the amount and timing of expenses related to our patent filings and enforcement proceedings, including litigation, related to our intellectual property rights.

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

As of December 31, 2011, our executive officers and directors beneficially owned approximately 21% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

●
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

Item 1B.  Unresolved Staff Comments.

Not applicable

Item 2.  Properties.

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada 89448.  We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in 2013.  We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs. Until October 2011, our principal executive offices were located at 5615 Scotts Valley Drive, Suite 110, Scotts Valley, California 95066, which we leased for a term that was scheduled to end in 2012.  In connection with the move of our corporate offices to Nevada, we terminated the Scotts Valley lease effective October 2011.

Item 3.  Legal Proceedings.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and a ruling is awaited. A jury trial is scheduled for November 13, 2012, in that lawsuit.

On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe three of our patents.  We seek damages and injunctive relief. On April 12, 2011 we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant.

A claim construction hearing date has been scheduled for July 12, 2011, and trial dates has been set for November 13, 2011, in that lawsuit.

On November 1, 2011, we initiated a new lawsuit against Apple in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Apple products infringe one or more claims of our U.S. Patent No. 8,051,181.  We seek damages and injunctive relief.  No hearing or trial dates have been set. On December 15, 2011, the court entered a stay of this matter pending the completion of ITC investigation.

On November 4, 2011, we filed a complaint with the United States International Trade Commission (ITC) alleging that Apple Inc has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods and Macintosh computers. We have requested that the ITC institute an investigation into Apple’s allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported. A 16 month target date of April 6, 2013, has been set in this Case A 5 day hearing in front of the Administrative Law Judge (AJL) is scheduled for September 5 through September 11, 2012.

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

Item 4.  Mine Safety Disclosure.

Not applicable

Index

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE Amex Stock Exchange. Common stock warrants that we issued in our January 2009 public offering that remain outstanding trade under the symbols “VHCOZ” and “VHCOL” on the OTC Bulletin Board.

The following table shows the price range of our common stock, as reported on the NYSE Amex Stock Exchange, for each quarter ended during the last three fiscal years.

Quarter Ended	High	Low
3/31/10	$7.99	$3.00
6/30/10	$7.09	$4.03
9/30/10	$14.88	$5.42
12/31/10	$20.00	$11.61
3/31/11	$21.75	$11.43
6/30/11	$30.50	$19.66
9/30/11	$41.77	$14.81
12/31/11	$29.45	$11.61

The closing price of our common stock on the NYSE Amex Stock Exchange on February 22, 2012 was $23.61 per share.

Holders

As of February 22, 2012, we had 49 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

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

Index

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of VirnetX under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative 5-year total return attained by shareholders on VirnetX Holding Corp's common stock relative to the cumulative total returns of the S&P 500 index and the RDG Technology Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2006 and its relative performance is tracked through 12/31/2011.

The stock price performance reflected on this graph is not necessarily indicative of future stock price performance. See the disclosure in part I, Item 1A.  “Risk Factors”

	12/06	12/07	12/08	12/09	12/10	12/11

VirnetX Holding Corp	100.00	675.86	170.11	337.93	1850.33	3111.30
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
RDG Technology Composite	100.00	115.01	65.30	105.06	118.52	118.29

 Recent Sales of Unregistered Securities

During the year ended December 31, 2011, the Company had no sales of unregistered securities and no repurchases of stock.

Index

Item 6.  Selected Financial Data.

The statement of operations data for the three years ended December 31, 2011, 2010 and 2009 and the balance sheet data at December 31, 2011 and 2010, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the for the two years ended December 31, 2008 and 2007 and the balance sheet data at December 31, 2009, 2008 and 2007, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Revenue	$20	$68	$26	$134	$75
Gain on settlement		(200,000)	—	—	—
Other operating expenses	17,396	95,383	13,114	12,355	8,725
Net operating expenses	(17,376)	(104,617)	13,114	12,355	8,725
Income tax expense (benefit)	(5,480)	34,062	—	—	—
Net (loss) income	(17,263)	41,417	(12,524)	(12,072)	(8,692)
Earnings (loss) per share	$(0.35)	$0.91	$(0.33)	$(0.35)	$(0.36)
Dividends declared per common share	$0.00	$0.50	$0.00	$0.00	$0.00
Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,482	$34,635	$2,011	$457	8,589
Investments available for sale	14,438	43,457	—	—	—
Total assets	$74,633	$81,694	$2,242	$979	9,279
Long-term obligation	—	—	120	160	204
Stockholders’ equity (deficit)	$68,277	$59,453	$(8,708)	$(894)	$8,495

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We develop software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines ndustry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks. We are currently beta testing our GABRIEL Connection Technology™ as part of our Secure Domain Name Initiative, or (SDNI), on various platforms including PCs, smart phones and tablets. We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world.

Our portfolio of intellectual property is the foundation of our business model.  We currently own 20 patents in the United States and 26 foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.  On December 2, 2009, we submitted a licensing declaration to the 3rd Generation Partnership Project, or 3GPP,identifying those of our U.S. and international patents which may be relevant to Long Term Evolution, or LTE. On March 14, 2011, we supplemented our licensing declaration to include five additional specifications. On April 28, 2011, at the request of the European Telecommunications Standards Institute, or ETSI, we agreed to update our licensing declaration to ETSI under ETSI's Intellectual Property Rights or IPR policy.  We agreed with ETSI that we will make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us, as set forth in the updated licensing declaration under ETSI’s IPR policy. On June 17, 2011, in response to a request from the Alliance for Telecommunications Industry Solutions, or ATIS, the North American Organizational Partner for 3GPP, we also agreed to make available a non-exclusive patent license to 3GPP members desiring to implement the technical specifications identified by us, as set forth in the updated licensing declaration under ATIS' IPR policy. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

We intend to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators.  We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE wireless networks. We also believe that all 4G mobile devices will require unique secure domain names and become part of a secure domain name registry.

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

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, which has been recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sublicenseable fully paid up license for our patents for Microsoft products.  We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at SAIC and expanded the set of patents we acquired in 2006 from SAIC into a larger portfolio with 46 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.  Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years.

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

Index

Developments in the Year Ended December 31, 2011

Litigation

On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe two of our patents.

On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra.

On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple's iPad 2 in the list of Apple products that are accused of infringing our patents.   We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit.

Also on April 5, 2011, we amended our original complaint, filed on January 12, 2011, against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to assert our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit.

On April 12, 2011, we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant.  On November 1, 2011, we filed a new complaint against Apple Inc. in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint includes allegations of patent infringement regarding our '181 patent. In our complaint, we seek both damages and injunctive relief.

On November 4, 2011, we filed a complaint with the United States International Trade Commission (ITC) alleging that Apple Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods, and Macintosh computers. We have requested that the ITC institute an investigation into Apple's allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported.

Patents

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

On April 5, 2011, we were granted a new patent by the USPTO: U.S. Patent # 7,921,211, Agile Network Protocol for Secure Communications Using Secure Domain Names.

On April 26, 2011, we were granted a new patent by the USPTO: U.S. Patent # 7,933,990, Agile Network Protocol for Secure Communications with Assured System Availability.

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

On May 17, 2011, we were granted two patents by the United States Patent and Trademark Office, or USPTO:  U.S. Patent No.# 7,944,915, Third Party VPN Certification and U.S. Patent # 7,945,654, Agile Network Protocol for Secure Communications Using Secure Domain Names.

On July 08, 2011, Cisco filed with the USPTO a request for a reexamination of our US Patent# 6,502,135. The USPTO accepted this request and issued an order granting the reexamination on October 03, 2011. This was followed by the first non-final office action on February 15, 2012. Our response is due on April 15, 2012.

On July 11, 2011, Apple filed with the USPTO a request for a reexamination of our US Patent# 6,502,135. The USPTO accepted this request and issued an order granting the reexamination on October 03, 2011. This was followed by the first non-final office action on February 15, 2012. Our response is due on April 15, 2012.

On July 25, 2011, Apple filed with the USPTO a request for a reexamination of our US Patent# 7,490,151. The USPTO accepted this request and issued an order granting the reexamination on October 21, 2011. The USPTO has not issued the first non-final office action for this reexamination.

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

On August 16, 2011, Cisco filed with the USPTO a request for a reexamination of our US Patent# 7,490,151. The USPTO accepted this request and issued an order granting the reexamination on October 31, 2011. The USPTO has not issued the first non-final office action for this reexamination.

On September 07, 2011, Cisco filed with the USPTO a request for a reexamination of our US Patent# 6,839,759. The USPTO accepted this request and issued an order granting the reexamination along with the first non-final office action on October 14, 2011. We responded to the first non-final office action on January 17, 2012. Cisco submitted its comments on our response to the USPTO on February 15, 2012. We are currently awaiting a response back from the USPTO.

On October 18, 2011, Apple filed with the USPTO a request for a reexamination of our US Patent# 7,418,504. The USPTO accepted this request and issued an order granting the reexamination along with the first non-final office action on December 29, 2011. Our response is due on March 29, 2012.

On October 18, 2011, Apple filed with the USPTO a request for a reexamination of our US Patent# 7,921,211. The USPTO accepted this request and issued an order granting the reexamination along with the first non-final office action on January 18, 2012. Our response is due on April 18, 2012.

On October 25, 2011, Cisco filed with the USPTO a request for a reexamination of our US Patent# 7,188,180. The USPTO denied this request on December 17, 2011. On January 17, Cisco filled a petition seeking a review of the order denying the reexamination request. No decision has been issued by the USPTO on this petition.

Index

On November 1, 2011, we were granted a new patent by the USPTO: U.S. Patent # 8,051,181, ("the '181 patent"), Method for Establishing Secure Communication Link Between Computers of Virtual Private Network.

On December 13, 2011, Cisco filed with the USPTO a request for a reexamination of our US Patent # 7,418,504.The USPTO has not issued its decision on the request.

On December 16, 2011, Cisco filed with the USPTO a request for a reexamination of our US Patent # 7,921,211.The USPTO has not issued its decision on the request.

Commitments

On October 30, 2011, we entered into a new lease agreement with Sierra Tahoe Professional Center, LLC., for our corporate headquarters located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada 89448. The lease commencement date was October 30, 2011 and the lease term expires in 2013.

Audit

On January 25, 2011, our audit committee determined that the previously filed financial statements for: (i) the fiscal quarter ended September 30, 2009 included in the Form 10-Q filed with the SEC on November 9, 2009, (ii) the fiscal year ended December 31, 2009 included the Form 10-K filed with the SEC on March 31, 2010, (iii) the fiscal quarter ended March 31, 2010 included in the Form 10-Q filed with the SEC on May 7, 2010, (iv) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 9, 2010 and (v) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 8, 2010 (collectively, the “Periodic Reports”) should no longer be relied upon.  We determined that the financial statements contained in the Periodic Reports needed to be restated to correct our accounting for certain derivative instruments (the Series I Warrants we issued in 2009) in such financial statements, which were previously recorded as equity instruments. On January 31, 2011, amendments to the Periodic Reports were filed with the SEC with the restated financial statements.

Recent Developments

On January 5, 2012, a claims construction hearing was held in our case against Aastra, Apple, Cisco and NEC in the United States Distric Court for the Eastern District of Texas, Tyler Division. As of February 22, 2012 the judge had not issued his Markman order.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

Reclassification of Gain on Settlement

In June 2010, we received $200,000 from Microsoft Corporation related to a licensing agreement and originally classified it as revenue. Upon further analysis, we determined that we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of  U.S. GAAP Accounting Standards Codification Topic 605: Revenue Recognition, or ASC Topic 605. As a result, we reclassified this amount in our 2010 financial statements to present it as a gain on settlement. This reclassification had no impact on our net income, financial position or cash flows for any period.

Revenue Recognition

We defer recognition of revenue in accordance with ASC Topic 605 until such time as all of the criteria below have been met:

●	persuasive evidence of sales arrangements;

●	delivery has occurred or services have been rendered;

●	the buyer’s price is fixed or determinable; and

●	collection is reasonably assured.

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

Index

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2011 and 2009, the Company has incurred losses; therefore, the effect of any Common Stock equivalent would be anti-dilutive during that period.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  The balances are insured by the Federal Deposit Insurance Corporation, or FDIC.  During the year ended December 31, 2011, 2010 and 2009, we had, at times, funds that were uninsured.  The uninsured balance at December 31, 2011, was approximately $29,185 compared to $9,900 for 2010 and $1,310 for 2009.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

Derivative Instruments

Our Series I Warrants contain an anti-dilutive provision which causes it to not be considered indexed to our stock. As a result, the warrants are required to be accounted for as derivative instruments.

We recognize derivative instruments as either assets or liabilities on the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Operations.

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

Our financial instruments are stated at amounts that equal, or are intended to approximate, fair value.  When we approximate fair value, we utilize market data or assumptions that we believe market participants would use in pricing the financial instrument, including assumptions about risk and inputs to the valuation technique.  We use quoted valuation techniques, primarily the income and market approach that maximize the use of observable inputs and minimize the use of unobservable inputs for recurring fair value measurements.

Index

New Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements.  The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011.  The adoption will not have a material impact on our consolidated financial statements and disclosures.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  We will adopt this standard in the first quarter of 2012.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary.  Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption will not have a material impact on our consolidated financial statements.

Index

Operations

Revenue - Royalties

Revenue generated for the twelve months ended December 31, 2011 was approximately $20 compared to $68 for the twelve months ended December 31, 2010 and $26 for the twelve months ended December 31, 2009. Our revenue in 2011, 2010 and 2009, was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license will continue to be insignificant in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Gain on Settlement

In June 2010, we received $200,000 from Microsoft Corporation related to a licensing agreement and originally classified it as revenue. Upon further analysis, we determined that we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of U.S. GAAP Accounting Standards Codification Topic 605: Revenue Recognition, or ASC Topic 605. As a result, we reclassified this amount in our 2010 financial statements to present it as a gain on settlement. This reclassification had no impact on our net income, financial position or cash flows for any period. We did not receive a gain on settlement for the twelve months ended December 31, 2011 or 2009, respectively.

Royalty Expense

There was no royalty expense for the year ended December 31, 2011, compared to $59,207 for the year ended December 31, 2010, and zero for the year ended December 31, 2009. Under our agreements with SAIC, we were obligated to pay SAIC 35% of the proceeds from the settlement of litigation with Microsoft after reduction for costs, including legal fees and expenses, incurred by us and SAIC in connection with the Microsoft litigation.

Research and Development Expenses

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2011 was $1,464 compared to $2,412 for the year ended December 31, 2010 and $864 for the year ended December 31, 2009. The decrease in 2011 was primarily due to the decrease in bonuses paid in 2011 compared to 2010. The increase in 2010 as compared to 2009, was primarily due to the increase in wages and medical costs and bonuses paid to our research and development staff.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2011 was $15,932 compared to $33,764 for the year ended December 31, 2010 and $12,250 for the year ended December 31, 2009. The decrease in 2011 and increase in 2010 was primarily due to the increase in legal fees associated with the settlement of the Microsoft litigation in 2010. Legal fees represent approximately 40% of general and administrative expenses for 2011 as compared to 75% for 2010 and 57% for 2009.

Within selling, general and administrative expenses, legal fees for the year ended December 31, 2011 was $6,342 compared to $25,353 for the year ended December 31, 2010 and $6,942 for the year ended December 31, 2009. The increase in 2010 was primarily due to the increase in legal fees associated with the settlement of the Microsoft litigation.

Other Income and Expenses

Our non-cash loss related to the periodic revaluation of our Series I Warrants liability for the year ended December 31, 2011 was $5,595 compared to $30,516 for the year ended December 31, 2010 and $559 for the year ended December 31, 2009.  Our non-cash loss related to the periodic revaluation of our Series I Warrants liability decreased by $9,665 in the year ended December 31, 2011, as compared to the comparable period in 2010 as a result of a higher common share price and warrant exercises during the year ended 2011. Our Series I Warrants liability increased by $7,495 in the year ended December 31, 2010 as compared to the comparable period in 2009 mainly as a result of a higher common share price in 2010 as compared to 2009.

Interest income for the year ended December 31, 2011 was $228 compared to $1,310 for the year ended December 31, 2010, and $5 for the year ended December 31, 2009. These changes are due to timing on the maturity of the investments as well as the amount of cash available for investments.

Liquidity and Capital Resources

For the year ended December 31, 2011, our cash and cash equivalents totaled $49,482 and our short-term investments totaled $14,438 compared to $34,635 and $43,457, respectively, for the year ended December 31, 2010 and $2,011 and zero, respectively, as of December 31, 2009.

We recognized an unrealized loss on our investments of $4 for the year ended December 31, 2011 compared to $984 for the year ended December 31, 2010 and no gain or loss for the twelve months ended December 31, 2009, as we did not have any investments available for sale as of December 31, 2009. We have determined that this loss in 2011 and 2010 is temporary because the fair value of our investment securities is below the carrying value due to the changes in interest rates and we anticipate that this loss will be reversed over the securities remaining lives.

Index

Before entering into the Microsoft Settlement, we allocated a large amount of  cash  to legal fees and other expenses associated with the Microsoft litigation.  We expect that our cash and cash equivalents as of December 31, 2011, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses including the expenses for our ongoing complaints against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya in the United States District Court of the Eastern District of Texas, Tyler Division, as well as the complaint with the U.S. International Trade Commission, for at least the next 36 months.  While we do not expect to generate net income in the near term similar to in the net income generated during the year ended December 31, 2010, generally attributable to the Microsoft Settlement, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world over the long term.  However, we will not receive any proceeds from these claims unless and until they may be resolved in our favor, and we expect to continue to incur substantial legal and other costs associated with pursuit of our claims.

Contractual Commitments

The following table summarizes our contractual obligations, including interest expense, and commitments as of December 31, 2011

Operating Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating Lease Obligations	102	56	46	---	---

Total	102	56	46	---	---

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the time deposits, money market, and corporate debt securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in fixed rate earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities as they will be maturing in six months or less.

Although we have no obligation to settle our Series I Warrant obligations in cash or an unknown number of shares, the embedded liability in the Series I Warrant obligations is recorded at estimated fair value.  That estimated fair value is determined in large part by reference to our assumptions and estimates of various factors.  Notably, our liability will increase and we may incur significant non-cash expenses, all other factors being constant, if the market price of our common shares increases.  Conversely, our liability will decrease and we may recognize significant non-cash gains, all other factors being constant, if the market price of our common shares decreases

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could drastically increase in the near term but would have an immaterial impact to our consolidated balance sheets and statement of operations as there are only approximately 205,000 warrants outstanding.

Index

Item 8.  Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2011 and December 31, 2010	30
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	31
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) of VirnetX Holding Corporation for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	32
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	33
Notes to Financial Statements of VirnetX Holding Corporation	34

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. VirnetX Holding Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2011and 2010, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion as to the effectiveness of the Company’s control over financial reporting.

/s/ Farber Hass Hurley LLP

Granada Hills, California
February 29, 2012

Index

VirnetX Holding Corporation

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$49,482	$34,635
Investments available for sale	14,438	43,457
Accounts receivable, net	—	3
Prepaid taxes	10,459	—
Deferred tax benefit	—	1,735
Prepaid expenses and other current assets	91	86
Total current assets	74,470	79,916
Property and equipment, net	56	25
Intangible and other assets	60	108
Deferred tax benefit	47	1,645
Total assets	$74,633	$81,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,227	$519
Income tax liability	430	7,358
Derivative liability	4,699	14,364
Total current liabilities	6,356	22,241
Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2011 and 2010, respectively
Issued and outstanding: 0 shares at December 31, 2011 and 2010, respectively	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2011 and 2010, respectively Issued and outstanding: 50,619,136 shares and 49,341,028 shares, at December 31, 2011 and 2010, respectively	5	5
Additional paid-in capital	104,277	78,187
Accumulated deficit	(36,001)	(17,755)
Accumulated other comprehensive loss	(4)	(984)
Total stockholders' equity	68,277	59,453
Total liabilities and stockholders' equity	$74,633	$81,694

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue - Royalties	$20	$68	$26
Operating expenses:
Royalty expense	—	59,207	—
Research and development	1,464	2,412	864
General, selling and administrative	15,932	33,764	12,250
Gain on settlement	—	(200,000)	—
Total operating expenses	17,396	(104,617)	13,114
Income (loss) from operations	(17,376)	104,685	(13,088)
Gain (loss) on change in value of embedded derivative and warrants	(5,595)	(30,516)	559
Interest income, net	228	1,310	5
Income (loss) before taxes	(22,743)	75,479	(12,524)
Income tax expense (benefit)	(5,480)	34,062	—
Net Income (loss)	$(17,263)	$41,417	$(12,524)
Basic earnings (loss) per share:	$(0.35)	$0.91	$(0.33)
Diluted earnings (loss) per share:	$(0.35)	$0.84	$(0.33)
Weighted average shares outstanding basic	50,028,413	45,452,550	37,911,340
Weighted average shares outstanding dilutive	50,028,413	49,066,704	37,911,340
Dividends declared per common share	$—	$0.50	$—

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

					Other	Total
			Additional	Accumulated	Comprehensive	Stockholders'
	Common Stock		Paid-in	Deficit	Income	Equity
	Shares	Amount	Capital		(Expense)	(Deficit)
Balance at December 31, 2008	34,899,985	$3.50	$22,150	$(23,048)	$-	$(895)
Stock issued for cash at $1.50 per share,net	2,470,000	.30	3,273			3,274
Stock issued for cash at $2.52 per share,net	2,380,942	.20	5,400			5,400
Deferred offering costs			(125)			(125)
Stock-based compensation			3,032			3,032
Derivative liability			(6,869)			(6,869)
Net loss				(12,524)		(12,524)
Balance at December 31, 2009	39,750,927	4.00	26,861	(35,572)	-	(8,707)

Stock issued for cash exercise of warrants at $2.52 per share, net	2,380,943	.24	5,395			5,395
Stock issued for cash exercise of warrants at $2.00 per share, net	1,233,741	.12	2,354			2,354
Stock issued for cash exercise of warrants at $3.00 per share, net	1,235,000	.12	3,750			3,750
Stock issued for cash exercise of warrants at $4.00 per share, net	1,235,000	.12	4,945			4,945
Stock issued for cash exercise of warrants at $1.80 per share, net	220,000	.02	396			396
Stock issued for cash exercise of warrants at $4.80 per share, net	228,648	.02	1,098			1,098
Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	1,787,620	.17	6,593			6,593
Stock issued for cash exercise of options, net	1,269,149	.12	1,404			1,404
Stock-based compensation			3,381			3,381
Deferred tax benefit related to stock based compensation			528			528
Fees and commissions			(980)			(980)
Derivative liability			22,462			22,462
Dividend				(23,600)		(23,600)
Components of comprehensive income:
Net Income				41,417		41,417
Change in unrealized loss on investment					(984)	(984)
Comprehensive income						40,433
Balance at December 31, 2010	49,341,028	4.93	78,187	(17,755)	(984)	59,453

Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	855,536	.09	3,063			3,063
Stock-based compensation			4,368			4,368
Deferred tax benefit related to stock based compensation			2,331			2,331
Derivative liability			15,260			15,260
Cashless exercise of $4.80 underwriter warrants	24,178					--
Exercise of options	398,394	.04	1,068			1,068
Components of comprehensive income:
Reclassification adjustment for net loss included in net income				(983)	983	--
Net loss				(17,263)		(17,263)
Change in unrealized loss on investment					(3)	(3)
Comprehensive loss						(17,266)
Balance at December 31, 2011	50,619,136	$5.06	$104,277	$(36,001)	$(4)	$68,277

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(17,263)	$41,417	$(12,524)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	68	59	63
Stock-based compensation	4,367	3,381	3,032
Net change in deferred taxes (benefit)	5,663	(2,851)	—
Change in value of derivative liability	5,595	30,516	(559)
Changes in assets and liabilities:
Receivables and other current assets	(3)	(39)	140
Prepaid taxes	(10,459)	—	94
Accounts payable and accrued liabilities	708	(3,960)	2,809
Income tax liability	(6,928)	7,358
Net cash provided by (used in) operating activities	(18,252)	75,881	(6,945)
Cash flows from investing activities:
Purchase of property and equipment	(51)	(13)	(6)
Purchase of investments	(34,082)	(44,441)	—
Proceeds from sale, maturity of investments	63,101	—	—
Net cash provided by (used in) investing activities	28,968	(44,454)	(6)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	—	(160)	(44)
Payment of dividend	—	(23,599)	—
Proceeds from exercise of options	1,068	1,341	—
Proceeds from exercise of warrants	3,063	23,615	—
Proceeds from sales of common stock	—	—	8,549
Net cash provided by financing activities	4,131	1,197	8,505
Net increase in cash and cash equivalents	14,847	32,623	1,554
Cash and cash equivalents, beginning of year	34,635	2,011	457
Cash and cash equivalents, end of year	$49,482	$34,635	$2,011
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$9,600	$29,556	$2
Cash paid during the year for interest	$—	$10	$6

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Note 1 - Formation and Business of the Company

VirnetX Holding Corporation, which we refer to as we, us, our, the Company or VirnetX, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.   To date our revenue has been limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentations.

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

Revenue Recognition

We defer recognition of revenue in accordance with ASC Topic 605 until such time as all of the criteria below have been met:

●	persuasive evidence of sales arrangements;

●	delivery has occurred or services have been rendered;

●	the buyer’s price is fixed or determinable; and

●	collection is reasonably assured.

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

Investments

Investments are classified as available-for-sale and are recorded at fair market value. Unrealized gain and losses are reported as other comprehensive income. Realized gains and losses are included in income in the period they are realized.  The Company's investments consist of debt securities with maturity dates primarily less than nine months.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  The balances are insured by the Federal Deposit Insurance Corporation or (FDIC).  During the year ended December 31, 2011, we had, at times, funds that were uninsured.  The uninsured balance at December 31, 2011 was $29,185. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

Index

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Intangible Assets

We record intangible assets at cost, less accumulated amortization.  Amortization of intangible assets is provided over their estimated useful lives, which can range from 3 to 15 years, on either a straight-line basis or as revenue is generated by the assets.

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

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 12, “Income Taxes” of this Form 10-K for additional information.

Derivative Instruments

Our Series I Warrants contain an anti-dilutive provision which causes it to not be considered indexed to our stock.  As a result, the warrants are required to be accounted for as derivative instruments.

We recognize derivative instruments as either assets or liabilities on the accompanying Consolidated Balance Sheets at fair value.  We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Operations.

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

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2011 and 2009, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during that period.

New Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements.  The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption to have a material impact on our consolidated financial statements and disclosures.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  We will adopt this standard in the first quarter of 2012.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary.  Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  This standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. We do not expect the adoption to have a material impact on our consolidated financial statements.

Index

Note 3 - Property

Our major classes of property and equipment were as follows:

	December 31
	2011	2010	2009
Office furniture	$57	$22	$22
Computer equipment	91	75	62
Total	148	97	84
Less accumulated depreciation	(92)	(72)	(61)
	$56	$25	$23

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $20, $11 and $15 respectively.

Note 4 - Commitments

We lease our offices under an operating lease with a third party that requires minimum payments monthly until it ends in June 2013.  We recognize rent expense on a straight-line basis over the term of the lease.

For the Year	Minimum Required Lease Payments in Period
2012	$56
2013	46
Total	$102

Index

Note 5 - Stock Plan

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

The Plan will expire 10 years after it was approved by our Board of Directors.  Options may be granted under the Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the case of an NSO,  the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant.

Activity under the Plan is as follows:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	2,651,392	4,468,595	$2.98
Restricted stock granted	—	—	—
Options granted	(1,317,195)	1,317,195	1.18
Options exercised	—	—	—
Options cancelled	83,031	—	—
Balance at December 31, 2009	1,417,228	5,785,790	2.57
Restricted stock granted	—	—	—
Options granted	(345,250)	345,250	5.53
Options exercised		(1,269,149)	1.11
Options cancelled	31,500	(31,500)	5.48
Balance at December 31, 2010	1,103,478	4,830,391	$3.14
Restricted stock granted	—	—	—
Options granted	(475,000)	475,000	23.80
Options exercised		(398,393)	2.68
Options cancelled	—	—	—
Balance at December 31, 2011	628,478	4,906,998	$5.12

Index

Note 6 - Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Employee stock options	$4,367	$3,381	$3,032
Total stock-based compensation	$4,367	$3,381	$3,032

As of December 31, 2011, the unrecorded deferred stock-based compensation balance related to stock options was $9,697, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 0.7 years, as compared to $4,027 and 1.2 years for 2010 and $5,741 and 1.6 years for 2009.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Expected stock price volatility	123%		110%		120%
Risk-free interest rate	3.05%		3.66%		2.93%
Expected life term (in years)	6.6	years	7.0	years	6.6	years
Expected dividends	0%		0%		0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $21.13, $4.83 and $1.06 during the years ended December 31, 2011, 2010 and 2009 respectively.

The expected life was determined using the simplified method outlined in FASB Codification Topic 718, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at December 31, 2011, will vest.  In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

The following table summarizes activity under the Plan for the indicated periods:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	4,468,595	$2.98	—	—
Options granted	1,317,195	1.18	—	—
Options exercised	—	—	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2009	5,785,790	2.57	—	—
Options granted	345,250	5.53	—	—
Options exercised	(1,269,149)	1.11	—	—
Options cancelled	(31,500)	5.48	—	—
Outstanding at December 31, 2010	4,830,391	3.14
Options granted	475,000	23.30	—	—
Options exercised	(398,393)	2.68	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2011	4,906,998	$5.12	6.43	$97,385

Intrinsic value is calculated at the difference between the per share market price of our common stock on the last trading day of 2011 was $24.97 and the exercise price of the options.  For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

Index

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding				Options Vested and Exercisable
Date of Option Issue	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2006	$0.24	690,612	4.22	$0.24	690,612	4.22	$0.24
2007	4.20	1,312,899	5.56	4.20	1,312,899	5.56	4.20
2007	5.88-6.47	697,026	6.00	6.06	697,026	6.00	6.06
2008	1.74-6.20	250,016	6.46	4.39	221,294	6.45	4.52
2009	1.15- 1.58	1,167,695	7.26	1.16	799,297	7.27	1.17
2010	5.48-6.03	313,750	8.18	5.47	160,055	8.21	5.41
2011	19.85-23.62	475,000	9.42	23.30	83,957	9.38	23.58
		4,906,998	6.43	$5.12	3,965,140	5.99	$3.70

Note 7 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period.  Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include stock options, warrants, under our stock plan.  During 2011 and 2009, the Company has incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during that period.

The table below sets forth the basic loss per share calculations:

	Period Ended December 31,
	2011	2010	2009
Net income (loss)	$(17,263)	$41,417	$(12,524)
Weighted average number of shares outstanding	50,547	45,453	37,911
Diluted weighted average number of shares outstanding	50,547	49,067	37,911
Basic earnings (loss) per share	$(0.35)	$0.91	$(0.33)
Diluted earnings (loss) per share	$(0.35)	$0.84	$(0.33)

For the years ended December 31, 2011, 2010 and 2009, there were the following stock equivalents:

	2011	2010	2009
Options	4,906,998	4,830,391	5,785,790
Warrants	204,908	1,090,444	12,271,946

Note 8 - Preferred Stock

Our Amended and Restated Certificate of Incorporation, as amended in October 2007, authorizes us to issue 10,000,000 shares of $0.0001 par value per share preferred stock having rights, preferences and privileges to be designated by our Board of Directors.  There were no shares of preferred stock outstanding at December 31, 2011.

Note 9 - Common Stock

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

Index

Note 10 - Warrants

Information about warrants outstanding during the twelve months ended December 31, 2011 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2010	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2011	Expiration Date

300,000		$4.80	30,000	—	(30,000)	—	—	December 2012
2,619,036	(1)	$3.59	1,060,444	—	(855,536)	—	204,908	March 2015
Total			1,090,444		(885,536)	—	204,908

(1)	Referred to as our Series I Warrants.

Note 11 - Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees.  The Company's matching contribution to the plan was approximately, $36 in 2011, $36 in 2010 and $36 in 2009 respectively.

Note 12 - Income Taxes

The components of the income tax expense for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$(8,036)	$27,822	-
State	(767)	9,609	-
Foreign	(9)	11	-
	(8,812)	37,442	-
Deferred:
Federal	3,331	(3,380)	-
State	1	-	-
Foreign	-	-	-
	3,332	(3,380)	-
Total provision for income taxes	$(5,480)	$34,062	-

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	2.19%	8.28%	0.00%
Valuation allowance	(4.39%)	(9.69%)	(33.96%)
Stock options	(1.92%)	0.00%	0.00%
Warrants	(8.60%)	14.15%	(2.07%)
Other	1.79%	(3.64%)	1.03%
Balance at the end of the year	24.07%	44.10%	0.00%

As allowed by ASC 740, Income Taxes, we used the actual effective tax rate for the year ended December 31, 2011 because our 2011 annual profit before tax is not estimable at this time.  To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect the change.

Index

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Deferred tax assets:
Reserves and accruals	$46	$53	$-
State tax	1	3,326	-
Research and development credits and other credits	-	225	500
Net operating loss carry forward	2,822	372	10,500
Stock based compensation	3,155	3,109	-
Other	211	-	-
Total deferred tax assets	6,235	7,085	11,000

Valuation allowance	(6,168)	(3,687)	(11,000)
Deferred tax assets after valuation allowance	67	3,398	-

Deferred tax liability
Depreciation and amortization	(20)	(18)	-
		-	-
Total deferred tax liability	(20)	(18)	-

Net deferred tax assets	$47	$3,380	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets as of December 31, 2011 will not be fully realizable. Accordingly, management has maintained partial valuation allowance against its net deferred tax assets at December 31, 2011. The net change in the total valuation allowance for the year ended December 31, 2011 was an increase of $1,000 and $2,488 for state and federal deferred tax assets, respectively. At December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $913 and $43,565, respectively expiring in 2027 and 2012, respectively. At December 31, 2011, the Company has federal research and development credits carryforwards of approximately zero expiring beginning in 2031.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income can be offset by net operating carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Our capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct net operating loss carryforward in excess of the Section 382 Limitation. Management has analyzed analysis on the utilization of its net operating loss carryforward against taxable income in future periods and determined on a more likely than not basis it will be able to use all its recognized net operating losses before they expire.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have reduced our gross deferred tax assets by zero and $128 at December 31, 2011 and December 31, 2010, respectively, for certain tax benefits which may not be sustained upon examination, and we have provided an offset through equal reductions in our deferred tax asset, which offsets by an equal reduction in the valuation allowance. Our tax returns are subject to review by various tax authorities. The returns are subject to review those from 2008 forward.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have associated accrued interest or penalties nor was any interest expense or penalties recognized during the year ended December 31, 2011.

A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance at the beginning of the year	$128	$-	$-
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	128	-
Settlements	-	-	-
Lapse of applicable statute of limitations	-	-	-
Balance at the end of the year	$128	$128	$-

Index

Note 13 - Fair Value Measurement

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

Series I Warrants: Fair value measured by using a Binomial valuation model.  As of December 31, 2011, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $24.97, a discount rate of 0.83%, and a volatility of 123%.

The following table sets forth by level, within the fair value hierarchy, our financial instrument assets as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$2,584	—	—	$2,584

Corporate Bonds:
AA	2,011	—	—	2,011
A	9,843	—	—	9,843
Total Corporate Bonds	11,854	—	—	11,854

Total Investments at Fair Value	$14,438	—	—	$14,438

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,699	$4,699
Total	$—	$—	$4,699	$4,699

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the year ended December 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2010	$14,364
Net loss included in earnings	5,595
Settlements	(15,260)
Balance December 31, 2011	$4,699

Index

Note 14 - Patent Portfolio

As of September 30, 2011, we own 20 issued U.S. and 26 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

As of December 31, 2011, the expected future amortization of the intangible assets is as follows:

2012	$48
2013	12
Total	$60

Note 15 - Litigation

We have three intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple Inc has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181.

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

On November 4, 2011, We filed a complaint with the United States International Trade Commission (ITC) alleging that Apple Inc has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods and Macintosh computers. We have requested that the ITC institute an investigation into Apple’s allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported

One or more potential intellectual property infringement claims may also be available to us against certain other companies who have the resources to defend against any such claims.  Although we believe these potential claims are worth pursuing, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we will prevail on such potential claims.  In addition, bringing a lawsuit may lead to potential counterclaims which may preclude our ability to commercialize our initial products, which are currently in development.

Note 16 - Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(in thousands except per share)
2011
Revenue	$16	$1	$3	$-
Income (loss) from operations	(2,752)	(3,754)	(4,180)	(6,690)
Net (loss) income	(7,122)	(9,805)	5,879	(6,215)
Basic earnings (loss) per common share	$(0.14)	$(0.20)	$0.12	$(0.12)
Diluted earnings (loss) per common share	$(0.14)	$(0.20)	$0.11	$(0.12)

	First	Second	Third	Fourth
	(in thousands except per share)
2010
Revenue	$21	$23	$16	$8
Income (loss) from operations	(4,457)	115,101	(2,434)	(3,525)
Net (loss) income	(8,900)	78,576	(25,420)	(2,839)
Basic earnings (loss) per common share	$(0.23)	$1.77	$(0.54)	$(0.06)
Diluted earnings (loss) per common share	$(0.23)	$1.67	$(0.54)	$(0.06)

	First	Second	Third	Fourth
	(in thousands except per share)
2009
Revenue	$3	$7	$3	$13
Income (loss) from operations	(3,405)	(3,928)	(2,624)	(3,131)
Net (loss) income	(3,403)	(3,927)	(2,623)	(2,571)
Basic earnings (loss) per common share	$(0.09)	$(0.11)	$(0.07)	$(0.07)
Diluted earnings (loss) per common share	$(0.09)	$(0.11)	$(0.07)	$(0.07)

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited the internal control over financial reporting of VirnetX Holding Corporation (the “Company” as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 29, 2012, expressed an unqualified opinion on those financial statements.

/s/ Farber Hass Hurley LLP

Granada Hills, California
February 29, 2012

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2011.

The purpose of this evaluation was to determine whether as of December 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2011; their report is included elsewhere herein.

Item 9B.  Other Information.

As previously reported on the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2011 by the Company, the Compensation Committee of the Board of Directors (the "Compensation Committee") exercised its discretion in determining to pay Messrs. Larsen and Sliney 100% of their  2011 target bonuses in light of the Company's overall strong performance for the year and their  contributions in achieving this performance (collectively, the "2011 Annual Incentive Bonuses").  As a result, the Compensation Committee determined to award Mr. Larsen a cash bonus for 2011 equal to $210,000 and Mr. Sliney a cash bonus for 2011 equal to $30,000.

On February 27, 2012, the Compensation Committee confirmed that the cash bonus amounts awarded to Mr. Larsen and Mr. Sliney, include, in addition to the foregoing amounts, an additional payment  equal to the estimated amount of payroll withholding taxes (as calculated by the Company's payroll processing agent) to be incurred by Mr. Larsen and Mr. Sliney (but that the executives would be responsible for any incremental taxes associated with such additional payment). The resulting aggregate 2011 Annual Incentive Bonus payments, including these additional amounts, paid to Mr. Larsen and Mr. Sliney were $287,671 and $43,717, respectively.

Index

PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2012 annual meeting of stockholders (the “Definitive Proxy Statement”) which will be filed within 120 days of our fiscal year end.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Board of Directors,” “Nominee and Continuing Directors,” “Executive Officers,” “Composition of the Board of Directors,” “Board Meetings and Committees and Annual Meeting Attendance,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics for all employees and directors to prohibit conflicts of interest between them and the Company.  A copy of our Code of Ethics is available on our website at http://www.virnetx.com in the “Highlights” link in the “Corporate Governance” subcategory under the “Investors” tab, or by writing to us at VirnetX Holding Corporation, PO Box 439, Zephyr Cove, NV 89448, Attention: Investor Relations.

We intend to post on our website any amendment to, or waiver from, a provision of our Code of Ethics within four business days following the date of such amendment or waiver.  We do not anticipate any such amendments or waivers.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Compensation Committee Matters,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” and “Option Exercises in Fiscal Year 2011.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the section “Voting Securities and Principal Holders.”

Securities Authorized for Issuance Under Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan, which has been approved by our stockholders.  The Plan provides for the granting of up to 11,624,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2018.  As of December 31, 2011, there were 628,478 shares available to be granted under the Plan. We had 4,906,998 and 4,830,391 options outstanding at December 31, 2011, and December 31, 2010, respectively, with an average exercise price of $5.12 and $3.14, respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	5,111,906	5.07	628,478
Equity compensation plans not approved by security holders	—		—
Total	5,111,906	5.07	628,478

On May 13, 2011 the Compensation Committee granted an additional 435,000 options to the employees of VirnetX Inc. Then on November 22, 2011 the Compensation Committee granted an additional 40,000 options to the employees of VirnetX, Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Transactions with Related Persons” and “Composition of Board of Directors.”

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders under “Principal Accountant Fees & Services.”

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form
(1)	Financial Statements: See the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(2)
Financial Statement Schedule: Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits: See Exhibit Index immediately following the signature page of this Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated: February 29, 2012

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	February 29, 2012
Kendall Larsen	(Principal Executive Officer)

/s/ William E. Sliney	Chief Financial Officer	February 29, 2012
William E. Sliney	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	February 29, 2012
Robert D. Short III

/s/ Scott C. Taylor	Director	February 29, 2012
Scott C. Taylor

/s/ Michael F. Angelo	Director	February 29, 2012
Michael F. Angelo

/s/ Thomas M. O'Brien	Director	February 29, 2012
Thomas M. O'Brien

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Issued to Gilford Securities Incorporated. (2)
4.2	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.3	Form of Underwriter's Warrant. (2)
4.4	Form of Series I Warrant. (3)
4.5	Amended Form of Stock Option Agreement - 2007 Stock Plan. (12)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Scott C. Taylor, Michael F. Angelo, Thomas M. O'Brien and William E. Sliney. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (2)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)

Index

10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.13	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.14	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.15	Lease Agreement by and between the Company and Granite Creek Business Center, dated as of March 15, 2006, as amended in April 2007 and April 2008. (8)
10.16*	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
10.17	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and the Company. (10)
10.18*	Settlement and License Agreement, by and between Microsoft Corporation, a Washington corporation, and VirnetX, Inc., a Delaware corporation. (11)
10.19	Fiscal Year 2011 Director Compensation (13)
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.
(2)	Incorporated herein by reference to the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 16, 2009.
(3)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
(4)	Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.
(5)	Incorporated herein by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
(6)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on July 12, 2007.
(7)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.
(8)	Incorporated by reference to the Company's Form 10-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 31, 2009.
(9)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009.
(10)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 7, 2010.
(11)	Incorporated by reference to the Company's Form 10-Q/A (Commission File No. 001-33852) for the period ended June 30, 2010, filed with the Securities and Exchange Commission on January 31, 2011.
(12)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 10, 2011.
(13)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed witth the Securities and Exhange Commission on August 9, 2011.

 *Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this Exhibit.
 †            The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

††           XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.