Form 10-Q
period 2012-03-31
VirnetX Holding Corp
filed 2012-05-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Registrant’s telephone number, including area code: (775) 548-1785

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 4, 2012, was 50,862,872.

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

●
THE DESCRIPTION OF OUR BUSINESS INCLUDES STATEMENTS RELATING TO OUR INTENT TO ESTABLISH A SECURE DOMAIN NAME REGISTRY IN THE U.S. AND OTHER PARTS OF THE WORLD AND THAT WE ARE CONSIDERING MAKING APPLICATIONS TO BECOME ACCREDITED TO DO SO UNDER AUTHORITY OF THE U.S. GOVERNMENT.  THE IMPLICATION OF THOSE STATEMENTS MAY BE THAT WE WILL BE ABLE TO ESTABLISH A REGISTRY THAT WILL HAVE MARKET ACCEPTANCE AND THAT IT WILL GENERATE REVENUE FOR US IN THE FUTURE.  THERE ARE MANY FACTORS WHICH WILL IMPACT OUR ABILITY TO SUCCESSFULLY ESTABLISH A DOMAIN NAME REGISTRY, INCLUDING SEVERAL FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE ACCREDITATION APPLICATION PROCESS OR THE ACCEPTANCE OF OUR REGISTRY OVER OTHERS, PARTICULARLY IF WE DETERMINE TO ESTABLISH A REGISTRY WITHOUT ACCREDITATION.

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

●
STATEMENTS DESCRIBING OUR LITIGATION EFFORTS MAY IMPLY THAT WE WILL PREVAIL IN SOME OR ALL OF OUR  PENDING LITIGATION. HOWEVER, WE CANNOT ASSURE YOU WE WILL PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. ALSO, THE LEGAL AND OTHER COSTS WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

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

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

●	THE IMPACT OF CHANGES IN THE U.S. AND GLOBAL ECONOMIES IN GENERAL, TECHNOLOGICAL INNOVATIONS THAT AFFECT OUR INDUSTRY, OR CHANGES IN CAPITAL MARKETS ON US AND OUR INTENDED CUSTOMERS;

●	COMPLIANCE WITH, AND CHANGES TO, U.S. FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, FOREIGN LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS; AND

●	COMPETITION WITHIN OUR INDUSTRY.

WE HAVE GENERATED NET INCOME IN ONLY ONE ANNUAL REPORTING PERIOD SINCE WE BECAME PUBLICLY OWNED. ALTHOUGH OUR PLANS ARE INTENDED TO GENERATE NET INCOME, THERE CAN BE NO ASSURANCE THAT THESE PLANS WILL SUCCEED.

RESULTS THAT DIFFER FROM THOSE STATED OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS MAY ALSO BE CAUSED BY VARIOUS CHANGES IN OUR BUSINESS OR MARKET CONDITIONS AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND ALSO UNDER "PART I. ITEM 1A. RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,957	$49,482
Investments available for sale	19,935	14,438
Prepaid taxes	12,639	10,459
Prepaid expense and other current assets	447	91
Total current assets	72,978	74,470
Property and equipment, net	61	56
Intangible and other assets	48	60
Deferred tax benefit	40	47
Total assets	$73,127	$74,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,756	$1,227
Income tax liability	430	430
Derivative liability	4,430	4,699
Total current liabilities	8,616	6,356
Stockholders’ equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at March 31, 2012, and December 31, 2011 Issued and outstanding: 0 shares at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2012 and December 31, 2011 Issued and outstanding: 50,697,136 shares at March 31, 2012, and 50,619,136 at December 31, 2011, respectively	5	5
Additional paid in capital	105,239	104,277
Accumulated deficit	(40,711)	(36,001)
Accumulated other comprehensive loss	(22)	(4)
Total stockholders’ equity	64,511	68,277
Total liabilities and stockholders’ equity	$73,127	$74,633

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue — Royalties	$—	$17
Operating expense:
Research and development	256	196
General, selling and administrative	6,967	2,573
Total operating expense	7,223	2,769
Loss from operations	(7,223)	(2,752)
Gain (loss) on change in value of derivative liability	269	(5,130)
Interest income, net	74	60
Loss before taxes	(6,880)	(7,822)
Income tax benefit	(2,173)	(700)
Net loss	$(4,707)	$(7,122)
Basic and diluted loss per share:	$(0.09)	$(0.14)
Weighted average shares outstanding basic and diluted	50,658	49,461

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net loss	$(4,707)	$(7,122)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on investments, net of tax	(18)	962

Comprehensive loss	$(4,725)	$(6,160)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	$(4,707)	$(7,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	15
Stock-based compensation	873	643
Net change in deferred taxes	7	3,325
Change in value of derivative liability	(269)	5,130
Changes in assets and liabilities:
Receivables and other current assets	—	(3)
Prepaid taxes	(2,180)	—
Prepaid expenses and other current assets	(356)	(216)
Accounts payable and accrued liabilities	2,529	(15)
Income tax liability	—	(13,723)
Net cash used in operating activities	(4,086)	(11,966)
Cash flows from investing activities:
Purchase of property and equipment	(10)	—
Purchase of investments	(23,980)	(10,224)
Proceeds from sale or maturity of investments	18,461	30,372
Net cash provided by (used in) investing activities	(5,529)	20,148
Cash flows from financing activities:
Proceeds from exercise of options	90	—
Proceeds from exercise of warrants	—	736
Net cash provided by financing activities	90	736
Net increase (decrease) in cash and cash equivalents	(9,525)	8,918
Cash and cash equivalents, beginning of period	49,482	34,635
Cash and cash equivalents, end of period	$39,957	$43,553
Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$9,600
Cash paid during the period for interest	$—	$—

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
 (Unaudited)

Note 1 — Business Description and Basis of Presentation

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

The accompanying interim condensed consolidated financial statements are unaudited.  These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable for interim financial statements.  Therefore, the disclosures do not include all the information necessary for complete financial statements in accordance with GAAP.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report. Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results. In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  Our financial results have varied significantly from period to period.  For this and other reasons, our operating results for any historical periods are not necessarily indicative of the results that may be expected for any future period.

Index

Note 2 – Summary of Significant Accounting Policies

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

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the three months ended March 31, 2012 and 2011, we incurred losses; therefore, the effect of any Common Stock equivalents was anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC.  During the period ended March 31, 2012 and 2011, we had, at times, funds that were uninsured.  The uninsured balance at March 31, 2012, was approximately $18,715 compared to $29,185 at December 31, 2011.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Derivative Instruments

Our Series I Warrants contain an anti-dilution provision which precludes them from being considered indexed to our stock. As a result, the warrants are required to be accounted for as derivative instruments.

We recognize derivative instruments as either assets or liabilities on the accompanying Condensed Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Condensed Consolidated Statements of Operations.

Impairment of Long-Lived Assets

On an annual basis we identify and record impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

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

Our financial instruments are stated at amounts that equal to, or approximate, fair value.  When we approximate fair value, we utilize market data or assumptions that we believe market participants would use in pricing the financial instrument, including assumptions about risk and inputs to the valuation technique.  We use quoted valuation techniques, primarily the income and market approach, that maximize the use of observable inputs and minimize the use of unobservable inputs for recurring fair value measurements.

Index

Certificate of deposits: Fair value measured at face value plus accrued interest.

Corporate bonds:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a Binomial valuation model.  As of March 31, 2012 and December 31, 2011, the assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our condensed consolidated balance sheet for March 31, 2012 included a warrant exercise price of $3.59 per share, a common share price of $23.93, a discount rate of 1.04%, and a volatility of 115%. The assumptions used for December 31, 2011 was a warrant exercise price of $3.59 per share, a common share price of $24.97, a discount rate of 0.83%, and a volatility of 123%.

The following tables show our securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category  as of March 31, 2012 and December 31, 2011.

	March 31, 2012
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$3,332	$3	$—	$3,335

Corporate Bonds:
AA	4,185	13	—	4,198
A	7,261	—	(7)	7,254
BAA	5,179	—	(31)	5,148
Total Corporate Bonds	16,625	13	(38)	16,600

Total Investments at Fair Value	$19,957	$16	$(38)	$19,935

	December 31, 2011
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$2,582	$2	$—	$2,584

Corporate Bonds:
AA	2,014	—	(3)	2,011
A	9,846	—	(3)	9,843
Total Corporate Bonds	11,860	—	(6)	11,854

Total Investments at Fair Value	$14,442	$2	$(6)	$14,438

The following tables set forth by level within the fair value hierarchy, our financial instrument liabilities as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,430	$4,430
Total	$—	$—	$4,430	$4,430

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,699	$4,699
Total	$—	$—	$4,699	$4,699

Index

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the period ended March 31, 2012 and year ended December 31, 2011:

	March 31, 2012		December 31, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2011	$4,699	Balance December 31, 2010	$14,364
Net gain included in loss	(269)	Net loss included in earnings	5,595
Settlements	—	Settlements	(15,260)
Balance March 31, 2012	$4,430	Balance December 31, 2011	$4,699

Note 3 — Patent Portfolio

As of March 31, 2012, we own 20 issued U.S. and 26 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

Note 4 — Income Taxes

The components of the income tax expense for the period ended March 31, 2012 and 2011 respectively are as follows:

	March 31, 2012	March 31, 2011
Current:
Federal	$(2,177)	$(4,007)
State	-	3
Foreign	(3)	4
	(2,180)	(4,000)
Deferred:
Federal	1	3,300
State	6	-
Foreign	-	-
	7	3,300
Total provision for income taxes	$(2,173)	$(700)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for the three months ended March 31, 2012.  Accordingly, management has maintained partial valuation allowance against its net deferred tax assets at March 31, 2012.  The net change in the total valuation allowance for the period ended March 31, 2012 was a decrease of $208.

At March 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $912 and $44,277 respectively, expiring beginning in 2027 and 2012, respectively.

Index

Note 5 — Commitments

We lease our offices under an operating lease with a third party that requires minimum payments monthly until it ends in June 2013.  We recognize rent expense on a straight-line basis over the term of the lease.

For the Year	Minimum Required Lease Payments in Period
2012	$42
2013	28
Total	$70

Note 6 — Stock Plan

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan, which has been approved by our stockholders. On April 31, 2012, our Compensation Committee approved amendments to the Plan to allow us to grant restricted stock units awards. The Plan provides for the granting of up to 11,624,469 shares of our common stock, including stock options, stock purchase rights and restricted stock units and will expire in 2018.  As of March 31, 2012, there were 628,478 shares available to be granted under the Plan.

We had 4,828,998 and 4,906,998 options outstanding at March 31, 2012, and December 31, 2011, respectively, with an average exercise price of $5.20 and $5.12, respectively.

Note 7 — Stock-Based Compensation

We account for equity instruments issued to employees in accordance with the fair value method which requires that such issuances be recorded at their fair value on the grant date.  The recognition of the expense is subject to periodic adjustment as the underlying equity instrument vests.

Stock-based compensation expense included in general and administrative expenses was $873 and $643 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the unrecognized stock-based compensation expense related to non-vested stock options was $8,673 which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 0.6 years, as compared to $3,384 and 1 year for 2011.

Note 8 — Warrants

Information about warrants outstanding during the three months ended March 31, 2012 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2011	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2012	Expiration Date

2,619,036	(1)	$3.59	204,908	—	—	—	204,908	March 2015
Total			204,908		—	—	204,908

(1)	Referred to as our Series I Warrants.

Note 9 — Litigation

We have three intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181.

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra Technologies, Inc., Apple, Inc., Cisco Systems, Inc., and NEC Corporation.

On January 12, 2011, we initiated a new lawsuit by filing a complaint against Siemens Enterprise Communications and Mitel Networks Corp. On April 12, 2011, we amended this complaint to add Avaya, Inc., as a defendant.

Index

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

On November 4, 2011, we filed a complaint with the United States International Trade Commission (ITC) alleging that Apple has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods and Macintosh computers. We have requested that the ITC institute an investigation into Apple’s allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported.

On January 5, 2012, a claims construction hearing was held in our case against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division. On April 25, 2012 the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order on the claim terms that were in dispute in the  Aastra, Apple, Cisco and NEC litigation and adopted certain interpretations that we believe are favorable to us. The trial in connection with the Aastra, Apple, Cisco and NEC litigation is scheduled to start on November 5, 2012.

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

Note 10 — Subsequent Events

On January 5, 2012, a claims construction hearing was held in our case against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division. On April 25, 2012 the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order on the claim terms that were in dispute in the  Aastra, Apple, Cisco and NEC litigation and adopted certain interpretations that we believe are favorable to us. The trial in connection with the Aastra, Apple, Cisco and NEC litigation is scheduled to start on November 5, 2012.

On April 13, 2012, our Compensation Committee approved changes to the compensation for our Board of Directors, approved amendments to the Plan to allow us to grant restricted stock unit awards and authorized the issuance of 240,000 options and 126,667 RSUs (restricted stock units), at a price of $24.

On May 3, 2012 – VirnetX Holding Corp. (AMEX:VHC) and Aastra USA, Inc. (the “Parties”) today announced that on May 3 2012, they signed a Patent License Agreement (the “Agreement”).  Under the terms of the Agreement, VirnetX has agreed to license certain of its patents to Aastra USA, Inc., for a one-time payment to VirnetX and an ongoing reasonable royalty for all future sales through the expiration of the licensed patents as outlined in the Agreement with respect to certain current and future IP-encrypted products.

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

Index

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

New Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements.  The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. This standard did not have an impact on our results of operations and financial position, when adopted on January 1, 2012.

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements.  The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Our adoption of modification of the standard did not have an effect on our consolidated results of operations and financial position.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary.  Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  This standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. Our adoption did not have a material impact on our consolidated financial statements.

Index

Results of Operations

Three Months Ended March 31, 2012
Compared with Three Months Ended March 31, 2011
(in thousands, except per share amounts)

Revenue — Royalties

We had no revenue for the three months ended March 31, 2012, compared to $17 for the comparable 2011 period. Our revenue in 2011 was solely limited to the royalties earned under a single license agreement through our Japanese subsidiary.  We expect the revenue from this license will continue to be insignificant in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Research and Development Expenses

Our research and development expenses increased by $60  to $256 for the three months ended March 31, 2012, from $196 for comparable 2011 period. This increase was primarily due to the increase in wages and medical costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses increased by $4,394 to $6,967 for the three months ended March 31, 2012, from $2,753 for the comparable 2011 period. This increase is primarily due to an increase in legal fees of $4,174, totaling $5,103 for the three months ended March 31, 2012 compared to $929.

For the comparable 2011 period while wages and medical costs also increased in the 2012 period, the increase is primarily due to the increase in legal fees associated with the current patent infringement actions taken against companies previously discussed.

Other Income and Expenses

During the three months ended March 31, 2012, the non-cash gain related to the periodic revaluation of our Series I Warrants liability was $269, which compares to a non-cash loss of $5,130 for the comparable period in 2011. The balance of the liability for the Series I Warrants decreased to $4,430 at March 31, 2012, from $4,699 at December 31, 2011.  The gains and losses from the revaluations of the warrant liability in the first quarter of 2012 and 2011 were primarily the result of changes in our common share price during the periods.

Interest income increased by $14 to $74 for the three months ended March 31, 2012, from $60 for the comparable 2011 period.

Liquidity and Capital Resources

As of March 31, 2012, our cash and cash equivalents totaled approximately $39,957 and our short-term investments totaled approximately $19,935, compared to cash equivalents of approximately $49,482 and short-term investments of approximately $14,438 at December 31, 2011. Working capital was $64,362 at March 31, 2012 and $68,114 at December 31, 2011.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2012, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses including the expenses for our ongoing complaints against Aastra, Apple, Cisco, NEC, Siemens, Mitel and Avaya in the United States District Court of the Eastern District of Texas, Tyler Division, as well as our filed complaint with the U.S. International Trade Commission, for at least the next 36 months.  While we do not expect to generate net income in the near term,  we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world over the long term.  However, there is no guarantee that our patent infringement claims will be resolved in our favor or receive any proceeds from these claims unless and until they may be resolved in our favor, and we expect to continue to incur substantial legal and other costs associated with pursuit of our claims.

Off-Balance Sheet Arrangements

None.

Index

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We invest our excess cash primarily in highly liquid instruments including time deposits, money market, and corporate debt securities. We seek to limit the amount of our credit exposure to any one issuer.

Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of March 31, 2012.

Other Market Risks

We have no obligation to settle our Series I Warrant obligations in cash. However, these derivative instruments are accounted for as liabilities on our consolidated balance sheets and are marked-to-market each period based on their estimated fair value. The non-cash gains or losses from the decreases and increases in the estimated fair value of the warrant liability are recognized in earnings each period. The estimated fair value is determined in large part by reference to our assumptions and estimates of various factors. Our liability will increase by approximately $200 and we may recognize significant non-cash losses, if all other factors being constant, the market price of our common shares increases by $1.  Conversely, our liability will decrease by approximately $200 and we may recognize significant non-cash gains, if all other factors being constant, if the market price of our common shares decreases by $1.

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, March 31, 2012.

The purpose of this evaluation was to determine whether as of March 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2011,We filed a complaint with the United States International Trade Commission (ITC) alleging that Apple Inc has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods and Macintosh computers. We have requested that the ITC institute an investigation into Apple’s allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported

One or more potential intellectual property infringement claims may also be available to us against certain other companies who have the resources to defend against any such claims.  Although we believe these potential claims are worth pursuing, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we will prevail on such potential claims.  In addition, bringing a lawsuit may lead to potential counterclaims which may preclude our ability to commercialize our initial products, which are currently in development.

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

Risks Related to Financial Reporting Obligations

Our 2009 and 2010 consolidated financial statements were restated in 2011 in connection with our identification of a material weakness in our internal control over financial reporting; we may identify future material weakness which  may result in late filings, increased costs or declines in our share price.

In early 2011, we restated our previously filed financial statements for the fiscal quarter ended September 30, 2010, each of the then previous five fiscal quarters and the fiscal year ended December 31, 2009, to adjust our accounting for our Series I Warrants.  In connection with these restatements, we determined that we had not maintained effective control over our accounting for these Series I Warrants and, as a result, that a material weakness existed with respect to our reporting of complex, non-routine transactions as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above. Although we believe that we currently maintain effective control over our disclosure controls and procedures and internal control over financial reporting as regards this issue, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting.  In addition, we expect that we will continue to be required to provide a management report in our Form 10-K regarding our internal control over financial reporting and that our independent registered public accounting firm will continue to be required to attest to our internal control matters.  If we experience any material weaknesses in our internal control over financial reporting in the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, and any of which could cause our share price to decline.

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

Index

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

●
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

●	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

●	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

●	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

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

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

●	The need to educate potential customers about our patent rights and our product and service capabilities;

●	Customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

●	Customers’ budgetary constraints;

●	The timing of customers’ budget cycles; and

●	Delays caused by customers’ internal review processes.

●	Long sales cycles may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2012, we had outstanding options to purchase an aggregate of 4,828,998 shares of common stock (representing 9.7% of our total shares outstanding as of March 31, 2012) of which 3,926,896 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between April 1, 2011, and March 31, 2012, the reported last sale price for our common stock ranged between $12.38 and $39.88 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

As of March 31, 2012, our executive officers and directors beneficially owned approximately 21% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the three months ended March 31, 2012.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 — MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 — OTHER INFORMATION.

None.

Index

ITEM 6 — EXHIBITS.

Exhibit Number	Description
10.1+	VirnetX Holding Corporation Fiscal 2012 Director Compensation Program.
10.2+	VirnetX Holding Corporation 2007 Stock Plan.
10.3+	Form of VirnetX Holding Corporation 2007 Stock Plan Restricted Stock Unit Award Agreement.
10.4+	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files

+	Denotes a management contract or compensatory plan or arrangement.
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

VIRNETX HOLDING CORPORATION

	By:	/s/ Kendall Larsen
		Name	Kendall Larsen

		Title	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Nance
		Name	Richard H. Nance

		Title	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)
Date: May 10, 2012

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1+	VirnetX Holding Corporation Fiscal 2012 Director Compensation Program.
10.2+	VirnetX Holding Corporation 2007 Stock Plan.
10.3+	Form of VirnetX Holding Corporation 2007 Stock Plan Restricted Stock Unit Award Agreement.
10.4+	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files

+	Denotes a management contract or compensatory plan or arrangement.
*
This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.