Form 10-Q/A
period 2012-03-31
VirnetX Holding Corp
filed 2012-07-13
CIK 1082324

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

Explanatory Note

VirnetX Holding Corporation is filing this Amendment No. 1 (this “Amendment No. 1”) to its Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (Extensible Business Reporting Language) with detail tagging of the notes to the consolidated financial statements.  The Company initially filed the Form 10-Q on May 10, 2012 with Interactive Data Files formatted in XBRL with the notes to the consolidated financial statement in block-tagged form.  Except for the changes to Exhibit 101, no other changes have been made to the Form 10-Q, including the financial statements contained therein. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
Principal Accounting Officer)
Date: May 10, 2012

22

EXHIBIT INDEX

Exhibit Number	Description
101	Interactive Data Files