Form 10-Q
period 2012-06-30
VirnetX Holding Corp
filed 2012-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2012, was 51,096,240.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except  share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,949	$49,482
Investments available for sale	25,803	14,438
Prepaid taxes	5,267	10,459
Prepaid expense and other current assets	350	91
Total current assets	69,369	74,470
Property and equipment, net	70	56
Intangible and other assets	36	60
Deferred tax benefit	58	47
Total assets	$69,533	$74,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,689	$1,227
Income tax liability	—	430
Derivative liability	5,263	4,699
Total current liabilities	10,952	6,356
Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at June 30, 2012, and December 31, 2011, Issued and outstanding: 0 shares at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at June 30, 2012 and December 31, 2011, Issued and outstanding: 51,010,827 shares at June 30, 2012, and 50,619,136 shares at December 31, 2011	5	5
Additional paid in capital	109,573	104,277
Accumulated deficit	(50,976)	(36,001)
Accumulated other comprehensive loss	(21)	(4)
Total stockholders' equity	58,581	68,277
Total liabilities and stockholders' equity	$69,533	$74,633

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue - Royalties	$36	$1	$36	$17
Operating expense:
Research and development	274	235	530	431
General, selling and administrative	11,496	3,520	18,463	6,093
Total operating expense	11,770	3,755	18,993	6,524
Loss from operations	(11,734)	(3,754)	(18,957)	(6,507)
Loss on derivative liability	(2,248)	(7,059)	(1,979)	(12,189)
Interest income, net	128	68	202	128
Loss before taxes	(13,854)	(10,745)	(20,734)	(18,568)
Income tax benefit	3,590	940	5,763	1,640
Net loss	$(10,264)	$(9,805)	$(14,971)	$(16,928)
Basic and diluted loss per share:	$(0.20)	$(0.20)	$(0.29)	$(0.34)
Weighted average shares outstanding basic and diluted	50,874	49,748	50,766	49,605

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(10,264)	$(9,805)	$(14,971)	$(16,928)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments, net of tax	1	(2)	(17)	960

Comprehensive loss	$(10,263)	$(9,807)	$(14,988)	$(15,968)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net loss	$(14,971)	$(16,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	30
Stock-based compensation	2,340	1,856
Net change in deferred taxes	204	3,606
Change in value of derivative liability	1,979	12,189
Changes in assets and liabilities:
Receivables and other current assets	—	(170)
Prepaid taxes	5,192	(7,488)
Prepaid expenses and other current assets	(259)	—
Accounts payable and accrued liabilities	4,032	351
Income tax liability	—	(7,358)
Net cash used in operating activities	(1,447)	(13,912)
Cash flows from investing activities:
Purchase of property and equipment	(26)	—
Purchase of investments	(33,599)	(25,005)
Proceeds from sale or maturity of investments	22,208	55,590
Net cash provided by (used in) investing activities	(11,417)	30,585
Cash flows from financing activities:
Proceeds from exercise of options	1,175	175
Proceeds from exercise of warrants	156	1,568
Net cash provided by financing activities	1,331	1,743
Net increase (decrease) in cash and cash equivalents	(11,533)	18,416
Cash and cash equivalents, beginning of period	49,482	34,635
Cash and cash equivalents, end of period	$37,949	$53,051

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
 (Unaudited)

Note1 — Business Description and Basis of Presentation

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

We already have a number of licensees signed up and  intend to continue to seek licenses of our technology, including our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website and intend to use these rates and guidelines in all future license negotiations.

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2012 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2011 Annual Report on Form 10-K.

Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates.  Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results. Our financial results have varied significantly from period to period.  Additionally, interim results may not be indicative of our results for future interim periods or our annual results.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and six month periods ended June 30, 2012 and 2011, (ii) the condensed consolidated statements of comprehensive income for the three and six month periods ended June 30, 2012 and 2011, (iii) the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, and (iv) the condensed consolidated statements of cash flows for the six month periods ended June 30, 2012 and 2011. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 31, 2011 was derived from our 2011 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

We defer recognition of revenue in accordance with ASC Topic 605 until such time as all of the criteria below have been met:

●	persuasive evidence of sales arrangements;

●	delivery has occurred or services have been rendered;

●	the buyer’s price is fixed or determinable; and

●	collection is reasonably assured.

We expect that some or all of our future licensing agreements will provide for payments to us over an extended period of time. For a licensing agreement with fixed royalty payments,we expect to recognize revenue as amounts become due. For a licensing agreement with variable royalty payments we expect to recognize royalty revenue at the time that the licensees' sales occur; however, because we expect that a licensee may report sales information to us on a delayed basis, we expect our revenue recognition criterion may also be met on a delayed basis.

Index

Complex revenue arrangements may require us to make significant judgments, assumptions and estimates about when substantial delivery of contract elements will occur, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period in which the completion of the earnings process occurs. If new information subsequently becomes known to us which causes us to make different judgments, assumptions or estimates regarding material contracts, our financial results may be materially affected.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the three and six months ended June 30, 2012 and 2011, we incurred losses; therefore, the effect of any Common Stock equivalents was anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC.  During the period ended June 30, 2012 and 2011, we had, at times, funds that were uninsured.  The uninsured balance at June 30, 2012, was approximately $12,935 compared to $29,185 at December 31, 2011.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Derivative Instruments

Our Series I Warrants are required to be accounted for as derivative liabilities and carried at fair value on our Condensed Consolidated Balance Sheets as a result of an anti-dilution provision which precludes them from being considered indexed to our stock.  The warrant liabilities are marked-to-market each period and the change in the fair value is recorded as gain or loss on derivative liability in the accompanying Condensed Consolidated Statements of Operations.

Impairment of Long-Lived Assets

On an annual basis we identify and record impairment losses on long-lived assetswhen events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

Fair Value of Financial Instruments

Fair value is the price that would result from an orderly transaction between market participants at the measurement date. A fair value hierarchy prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Level 2 measurements utilize either directly or indirectly observable inputs in markets other than quoted prices in active markets.

Our financial instruments are stated at amounts that equal, or approximate, fair value.  When we approximate fair value, we utilize market data or assumptions that we believe market participants would use in pricing the financial instrument, including assumptions about risk and inputs to the valuation technique.  We use valuation techniques, primarily the income and market approach that maximize the use of observable inputs and minimize the use of unobservable inputs for recurring fair value measurements.

Certificate of deposits: Fair value measured at face value plus accrued interest.

Corporate bonds:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a Binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for June 30, 2012 included a warrant exercise price of $3.59 per share, a common share price of $35.25, a discount rate of 0.72%, and a volatility of 115%. The assumptions used for December 31, 2011, were a warrant exercise price of $3.59 per share, a common share price of $24.97, a discount rate of 0.83%, and a volatility of 123%.

Index

The following tables show our securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2012 and December 31, 2011.

	June 30, 2012
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$4,326	$—	$—	$4,326

Corporate Bonds:
AA	4,072	2	(3)	4,071
A	11,263	8	(4)	11,267
BAA	6,167	1	(29)	6,139
Total Corporate Bonds	21,502	11	(36)	21,477

Total Investments at Fair Value	$25,828	$11	$(36)	$25,803

	December 31, 2011
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$2,582	$—	$—	$2,582

Corporate Bonds:
AA	2,014	2	(3)	2,013
A	9,846	—	(3)	9,843
Total Corporate Bonds	11,860	2	(6)	11,856

Total Investments at Fair Value	$14,442	$2	$(6)	$14,438

The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$5,263	$5,263
Total	$—	$—	$5,263	$5,263

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,699	$4,699
Total	$—	$—	$4,699	$4,699

Index

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2011	$4,699	Balance December 31, 2010	$14,364
Loss on derivative liability included in net loss	1,979	Loss on derivative liability included in net loss	12,189
Settlements	(1,415)	Settlements	(9,673)
Balance June 30, 2012	$5,263	Balance June 30, 2011	$16,880

New Accounting Pronouncement

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. This standard did not have an impact on our consolidated results of operations and financial position, when adopted on January 1, 2012.

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements.  The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The modification of the standard did not have an effect on our consolidated results of operations and financial position, when adopted, on December 31, 2011.

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

Note 3 — Patent Portfolio

As of June 30, 2012, we own 20 issued U.S. and 26 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours. Capitalized patent costs, net of amortization, are included in intangible and other assets in the accompanying Condensed Consolidated Balance Sheet.

Note 4 - Income Taxes

The income tax benefit for the three months ended June 30, 2012 was $3,590, which was effective income tax rate of 26 percent. The income tax benefit for the six months ended June 30, 2012 was $5,763, which was an effective income tax rate of 28 percent. The tax benefit was lower than the benefit calculated using the statutory U.S. federal rate primarily as a result of the change of the valuation allowance, stock based compensation expense and non-deductible derivative loss.

The income tax benefit for the three months ended June 30, 2011 was $940, which was an effective income tax rate of 9 percent. The income tax benefit for the six months ended June 30, 2011 was $1,640, which was an effective income tax rate of 9 percent.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2012 will not be fully realizable. Accordingly, management has maintained a partial valuation allowance against its net deferred tax assets at June 30, 2012.

At June 30, 2012, we have federal and state net operating loss carry-forwards of approximately $912 and $39,002 respectively, expiring beginning in 2027 and 2012, respectively.

Effective January 1, 2009, we adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is now required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have reserves for uncertain tax positions of $332 and $128 at June 30, 2012 and December 31, 2011, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Index

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2012, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 5 — Commitments

We lease our offices under an operating lease with a third party that requires minimum payments monthly until it ends in June 2013.  The minimum lease payments due in 2013 total $56.  We recognize rent expense on a straight-line basis over the term of the lease.

Note 6 — Stock Plan

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan, which has been approved by our stockholders. On April 31, 2012, the Compensation Committee of our Board of Directors approved amendments to the Plan to allow us to grant restricted stock unit awards. 11,624,469 shares of our common stock are reserved for issuance under the Plan pursuant to stock options, stock purchase rights and restricted stock units (RSUs). The Plan will expire in 2018.  As of June 30, 2012, 211,422 shares remained available for grant under the Plan.

We had 4,824,139 and 4,906,998 options outstanding at June 30, 2012, and December 31, 2011, respectively, with an average exercise price of $6.39 and $5.12, respectively.

Note 7 — Stock-Based Compensation

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employees’ requisite service period. On April 13, 2012, our Compensation Committee approved changes to the compensation for our Board of Directors, approved amendments to the Plan to allow us to grant RSUs and authorized the issuance of 277,500 options and 151,665 RSUs. We issued, 190,000 options on April 13, 2012, with an exercise price of $24.75, 50,000 options on April 5, 2012, with an exercise price of $23.84 and 37,500 options on May 24, 2012, with an exercise price of $29.90.

During the six months ending June 30, 2012 and 2011, we granted options for a total of 277,500 and 435,000 shares respectively. The weighted average fair values at the grant dates for options issued during the six months ending June 30, 2012 and 2011 were $22.26 and $21.43 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with following weighted average assumptions for the six months ending June 30, 2012 and 2011, respectively: (i) dividend yield on our common stock of 0 percent and 0 percent; (ii) expected stock price volatility of 115 percent and 123 percent; (iii) a weighted average risk-free interest rate of 1.92 percent and a risk free interest rate of 3.18 percent; and (iv) an expected option term of 7 and 7 years.

During the six months ending June 30, 2012, we also granted RSUs totaling 151,665 that vest ratably over one to three years. The fair values of each issued RSU on the date of grant, weighted averaged was, $24.20. RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,466 and $2,340 for the three and six months ended June 30, 2012, respectively, and $1,213 and $1,856 for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, the unrecognized stock-based compensation expense related to non-vested stock options was $17,054 which will be amortized expense over an estimated weighted average vesting amortization period of approximately 1.68 years.

Note 8 — Warrants

Information about warrants outstanding during the six months ended June 30, 2012 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2011	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2012	Expiration Date

2,619,036	(1)	$3.59	204,908	—	43,441	—	161,467	March 2015
Total			204,908		43,441	—	161,467

(1)	Referred to as our Series I Warrants.

Index

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

On January 5, 2012, a claims construction hearing was held in our case against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division. On April 25, 2012 the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order on the claim terms that were in dispute in the  Aastra, Apple, Cisco and NEC litigation and adopted certain interpretations that we believe are favorable to us. The jury selection for the trial in connection with the Aastra, Apple, Cisco and NEC litigation is scheduled to start on November 5, 2012.

On May 3, 2012, we entered into a License Agreement with Aastra USA, Inc. Under the terms of the Agreement, the Parties have agreed to dismiss the patent infringement case between the Parties and their affiliates before the U.S. District Court for the Eastern District of Texas. All other aspects of the agreement were not disclosed.

On July 11, 2012, we entered into a License Agreement with Mitel Network Corporation. Under the terms of the Agreement, the Parties have agreed to dismiss the patent infringement case between the Parties and their affiliates before the U.S. District Court for the Eastern District of Texas. All other aspects of the agreement were not disclosed.

On July 12, 2012, a claims construction hearing was held in our complaint against Siemens Enterprise Communications and Avaya Inc. in the United States District Court for the Eastern District of Texas, Tyler Division. On August 1, 2012 the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order denying the request by the defendants to change the interpretation of some of the claim terms that were in dispute in the litigation, leaving them unchanged from what was previously adopted by the court in the Markman ruling in its other ongoing infringement action against Cisco, Apple and NEC. The jury selection for the trial in connection with the Siemens and Avaya litigation is scheduled to start on November 5, 2012.

On July 18, 2012, the Administrative Law Judge assigned to investigate our complaint with the United States International Trade Commission (ITC) against Apple Inc., identified a procedural discrepancy with the complaint that will impact the scheduling of the investigation. We disagree with this finding and on July 26, 2012 filled an appeal with the ITC in this regard.

On August 2, 2012, we entered into a License Agreement with NEC Corporation and NEC Corporation of America. Under the terms of the Agreement, the Parties have agreed to dismiss the patent infringement case between the Parties and their affiliates before the U.S. District Court for the Eastern District of Texas. All other aspects of the agreement were not disclosed.

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

Note 10 — Subsequent Events

On July 12, 2012, we announced that we signed a Patent License Agreement with Mitel Networks Corporation. Under the terms of the Agreement, we agreed to license certain of our US  patents to Mitel, for a one-time payment to VirnetX and an ongoing reasonable royalty for all future sales through the expiration of the licensed patents as outlined in the Agreement with respect to certain current and future IP-encrypted products.

On August 2, 2012, we signed a Patent License Agreement with NEC Corporation and NEC Corporation of America. Under the terms of the Agreement, we agreed to license certain of our US patents to NEC, for a one-time payment to VirnetX and an ongoing reasonable royalty for all futures sales through the expiration of the licensed patents as outlined in the Agreement with respect to certain current and future IP-encrypted products.

Index

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own 20 patents in the United States and 26 foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.   We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

We have an ongoing Gabriel Licensing Program under which we offer licenses to our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our Gabriel Connection TechnologyTM License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products.  We have developed GABRIEL Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations with minimal code changes and includes object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

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

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, which has been recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sublicenseable fully paid up license for our patents for Microsoft products.  We have also signed Patent License Agreements with Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, to license certain of our US patents, for a one-time payment to VirnetX and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

We have three intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Apple, Inc., Cisco Systems, Inc., and Siemens Enterprise Communications and Avaya Inc. infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint pending with the United States International Trade Commission (ITC) against Apple, Inc. Final preparations are underway for the jury trials in two complaints in the Federal Districts, scheduled for November 13, 2012,  and the hearing in our complaint against Apple in the ITC, currently scheduled for September 5, 2012. Our legal agreements with McKool Smith, which include a maximum billable amount for each lawsuit, allow us to manage our legal expenses efficiently. We believe they continue to be inline or below our forecasted and budgeted estimates.

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

New Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements.  The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. This standard did not have an impact on our consolidated results of operations and financial position, when adopted on January 1, 2012.

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements.  The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Our adoption of the revised standard did not have an effect on our consolidated results of operations and financial position.

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

Index

Results of Operation

Three and Six Months Ended June 30, 2012
Compared with Three and Six Months Ended June 30, 2011
(in thousands, except per share amounts)

Revenue — Royalties

We had $36 in revenue for the three and six months ended June 30, 2012. Revenues for the three and six months ended June 30, 2011 were $1 and $17, respectively. Our revenue in 2012 was from a license agreement with a customer. Under the provisions of that agreement and agreements entered into subsequent to June 30, 2012, we expect our revenues from licensing contracts, excluding settlement provisions for prior periods, will remain nominal for the immediate future in relation to our expenses.  All license agreements entered into for 2012 have been priced in accordance with our published royalty rates and guidelines.  Our published rates and guidelines are:

License Agreement Type Royalty Rate

Standard Rate 2% - 5%

Incentivized Rate 1% - 2%

Guidelines :

–	Initial license fee and an ongoing royalty fee for every product shipped

–	The royalty fee will be calculated as a percentage of the total unit sale price

–	Royalty fee will apply for every unit shipped with the VirnetX techniques independent of the usage by customer

–	Potential incentives may include

▪	Good standing
▪	Annual volume commitment
▪	Prepaid royalty

Our revenue in 2011 was limited to the royalties earned under a single license agreement through our Japanese subsidiary. We expect the revenue from our Japanese subsidiary will continue to be insignificant in the future.

Research and Development Expenses

Our research and development expenses increased by $39 to $274 for the three months ended June 30, 2012, from $235 for the three months ended June 30, 2011, and increased by $99 to $530 for the six months ended June 30, 2012 from $431 for the six months ended June 30, 2011. This increase was primarily due to the increase in wages and medical costs for our employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses increased by $7,976 to $11,496 for the three months ended June 30, 2012, from $3,520 for the three months ended June 30, 2011, and by $12,370 to $18,463 for the six months ended June 30, 2012, from $6,093 for the comparable period in 2011. This increase is primarily due to an increase in legal fees of $7,719, for the three months ending June 30, 2012 and $11,893 for the six months ending June 30, 2012, compared to the three months and six months ended June 30, 2011 as a result of  the increase in legal fees associated with the current patent infringement actions as well as increase in wages and medical expenses for our employees.  We expect to incur the same levels or increased legal fees over the next two quarters as we enter the final phase of preparation for trials in these infringement actions and expect to report losses from operations as a result. See Note 9 of the financial statements for additional information regarding these infringements actions. Management believes our legal expenses will decrease materially after our current court schedule is complete.

Other Income and Expenses

For the three months ended June 30, 2012, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $2,248, which compares to a non-cash loss of $7,059 for the three months ended June 30, 2011, and for the six months ended June 30, 2012, the non-cash loss was $1,979 as compared to the non-cash loss of $12,189 for the six months ended June 30, 2011. The balance of the liability for the Series I Warrants increased to $5,263 at June 30, 2012, from $4,699 at December 31, 2011. The losses from the revaluations of the warrant liability in the three months ended June 30 2012 and 2011 were primarily the result of increases in our common share price during the periods.

Interest income increased by $60 to $128 for the three months ended June 30, 2012, from $68 for the comparable 2011 period, and increased by $74 to $202 for the six months ended June 30, 2012, from $128 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, our cash and cash equivalents totaled approximately $37,949 and our short-term investments totaled approximately $25,803, compared to cash equivalents of approximately $49,482 and short-term investments of approximately $14,438 at December 31, 2011. Working capital was $58,417 at June 30, 2012 and $68,114 at December 31, 2011. The decrease in cash and investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2012, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for at least the next 48 months, which is in line with management expectations. Over the long term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index

Income Taxes

The income tax benefit for the three months ended June 30, 2012 was $3,590, which was an effective income tax rate of 26 percent. The income tax benefit for the six months ended June 30, 2012 was $5,763, which was an effective income tax rate of 28 percent. The tax benefit was lower than the benefit calculated using the statutory U.S. federal rate primarily as a result of the change of the valuation allowance, stock based compensation expense and non-deductible derivative loss.

The income tax benefit for the three months ended June 30, 2011 was $940, which was an effective income tax rate of 9 percent. The income tax benefit for the six months ended June 30, 2011 was $1,640, which was an effective income tax rate of 9 percent.

At June 30, 2012, we had federal and state net operating loss carry-forwards of approximately $912 and $39,002 respectively, expiring beginning in 2027 and 2012, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of June 30, 2012.

Other Market Risks

We have no obligation to settle our Series I Warrant obligations in cash. However, these derivative instruments are accounted for as liabilities on our consolidated balance sheets and are marked-to-market each period based on their estimated fair value. The non-cash gains or losses from the decreases and increases in the estimated fair value of the warrant liability are recognized in earnings each period. The estimated fair value is determined in large part by reference to our assumptions and estimates of various factors. Our liability will increase by approximately $200 and we may recognize significant non-cash losses, if all other factors being constant, the market price of our common shares increase by $1.  Conversely, our liability will decrease by approximately $200 and we may recognize significant non-cash gains, if all other factors being constant, if the market price of our common shares decreases by $1.

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.

The purpose of this evaluation was to determine whether as of June 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As previously noted in our Current Report on Form 8-K filed on April 5, 2012, Richard Nance, our Chief Financial Officer, was appointed as our Principal Accounting Officer effective April 5, 2012. Other than the appointment of Mr. Nance as our Principal Accounting Officer, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2011,We filed a complaint with the United States International Trade Commission (ITC) alleging that Apple Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. The accused products include the latest iPhones, iPads, iPods and Macintosh computers. We have requested that the ITC institute an investigation into Apple’s allegedly infringing imports and ultimately bar Apple from importing those Apple products or further selling the infringing Apple products that have already been imported

On May 3, 2012, we entered into a License Agreement with Aastra USA, Inc. Under the terms of the Agreement, the Parties have agreed to dismiss the patent infringement case between the Parties and their affiliates before the U.S. District Court for the Eastern District of Texas. All other aspects of the agreement were not disclosed.

On July 11, 2012, we  have signed a Patent License Agreement with Mitel Networks Corporation. Under the terms of the Agreement, we agreed to license certain of our US  patents to Mitel, for a one-time payment to VirnetX and an ongoing reasonable royalty for all future sales through the expiration of the licensed patents as outlined in the Agreement with respect to certain current and future IP-encrypted products.

On July 12, 2012, a claims construction hearing was held in our complaint against Siemens Enterprise Communications and Avaya Inc. in the United States District Court for the Eastern District of Texas, Tyler Division. On August 1, 2012 the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order denying the request by the defendants to change the interpretation of some of the claim terms that were in dispute in the litigation, leaving them unchanged from what was previously adopted by the court in the Markman ruling in its other ongoing infringement action against Cisco, Apple and NEC. The jury selection for the trial in connection with the Siemens and Avaya litigation is scheduled to start on November 5, 2012.

On July 18, 2012, the Administrative Law Judge assigned to investigate our complaint with the United States International Trade Commission (ITC) against Apple Inc., identified a procedural discrepancy with the complaint that will impact the scheduling of the investigation. We disagree with this finding and on July 26, 2012 filled an appeal with the ITC in this regard.

On August 2, 2012, we signed a Patent License Agreement with NEC Corporation and NEC Corporation of America. Under the terms of the Agreement, we agreed to license certain of our US patents to NEC, for a one-time payment to VirnetX and an ongoing reasonable royalty for all futures sales through the expiration of the licensed patents as outlined in the Agreement with respect to certain current and future IP-encrypted products.

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

Index

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

In early 2011, we restated our previously filed financial statements for the fiscal quarter ended September 30, 2010, each of the then previous five fiscal quarters and the fiscal year ended December 31, 2009, to adjust our accounting for our Series I Warrants.  In connection with these restatements, we determined that we had not maintained effective control over our accounting for these Series I Warrants and, as a result, that a material weakness existed with respect to our reporting of complex, non-routine transactions as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above. Although we believe that we currently maintain effective disclosure controls and procedures and internal control over financial reporting as regards this issue, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting.  In addition, we expect that we will continue to be required to provide a management report in our Form 10-K regarding our internal control over financial reporting and that our independent registered public accounting firm will continue to be required to attest to our internal control matters.  If we experience any material weaknesses in our internal control over financial reporting in the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, and any of which could cause our share price to decline.

Risks Related to Our Business and Our Industry

We are involved and will continue to be involved in numerous litigation matters, which can be time-consuming, costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation matters.  We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterparties to our litigation are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other conditions which could adversely affect our ability to develop and commercialize products.

We may not be able to capitalize on market opportunities related to our licensing strategy or our patent portfolio.

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy will depend on intellectual property licensing fees and royalties for the majority of our revenues.  We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.  Factors on-going that may affect our ability to execute our current business strategy including, but are not limited to:

●	Although we entered into a Settlement and License Agreement with Microsoft Corporation, we may not be successful in entering into further licensing relationships;

●	Third parties may challenge the validity of certain of our patents;

●	The pendency of our various litigations may cause potential licensees not to do business with us;

●
We face, and we expect to continue to face, intense competition from new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and

●	It is possible that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

If we are not able to adequately protect our patented rights, our business would be negatively impacted.

We believe our patents are valid, enforceable and valuable.  Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business.  Similar challenges could also prevent us from obtaining additional patents in the future.  Even if we are successful in enforcing our rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect.  These risks may be heightened in countries other than the U.S. where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the U.S. and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  In addition, there are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest.  If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

Index

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

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences that we may not be able to adapt to successfully.

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

Our licensing and enforcement activities are subject to numerous risks, including the following:

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

Our inability to enforce our patents in an efficient manner, or at all, could have a material, adverse effect on our business and financial results.

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

Index

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

●	The need to educate potential customers about our patent rights and our product and service capabilities;

●	Customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

●	Customers’ budgetary constraints including as a result of the macroeconomic environment and decreases in IT spending;

●	The timing of customers’ budget cycles; and

●	Delays caused by customers’ internal review processes.

●	Long sales cycles may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

We expect that we will be substantially dependent on a concentrated number of customers.  If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

A significant portion of our revenues is generated and we expect will continue to be from a limited number of customers.   There can be no guarantee that we will be able to obtain additional customers, or if we do so, to sustain our revenue levels from these prospective customers.  If we are not able to establish, maintain or replace the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

Our business will depend upon, among other things, the capacity, reliability and security of the infrastructure owned by third parties that we will use to deploy our offerings.  We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment.  We depend on these companies to maintain the operational integrity of our connections.  If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted.  Also, to the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions.  System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users.  In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures.  These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2012, we had outstanding options to purchase an aggregate of 4,824,139 shares of common stock (representing 9.5% of our total shares outstanding as of June 30, 2012) of which 3,845,348 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between July 1, 2011, and June 30, 2012, the reported last sale price on NYSE Amex for our common stock ranged between $12.38 and $39.88 per share.  The price of our common stock will likely continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	general economic and financial conditions.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $12.5 million for the year ended December 31, 2009,  net income of $41.4 million for the year ended December 31, 2010, and a net loss of $17.3 million for the year ended December 31, 2011.  Some of the factors that may cause our operating results to fluctuate include:

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

As of June 30, 2012, our executive officers and directors beneficially owned approximately 21% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, has entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  In addition, this ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

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
Principal Accounting Officer)
Date: August 09, 2012

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