Form 10-Q
period 2012-09-30
VirnetX Holding Corp
filed 2012-11-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2012, was 51,102,240.

VIRNETX HOLDING CORPORATION

INDEX

Index

PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except  share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,842	$49,482
Investments available for sale	32,078	14,438
Prepaid taxes	8,770	10,459
Prepaid expense and other current assets	232	91
Total current assets	61,922	74,470
Property and equipment, net	64	56
Intangible and other assets	24	60
Deferred tax benefit	63	47
Total assets	$62,073	$74,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,986	$1,227
Income tax liability	—	430
Derivative liability	3,854	4,699
Total current liabilities	5,840	6,356
Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at September 30, 2012, and December 31, 2011, Issued and outstanding: 0 shares at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2012 and December 31, 2011, Issued and outstanding: 51,102,240 shares at September 30, 2012, and 50,619,136 shares at December 31, 2011	5	5
Additional paid in capital	111,935	104,277
Accumulated deficit	(55,694)	(36,001)
Accumulated other comprehensive loss	(13)	(4)
Total stockholders' equity	56,233	68,277
Total liabilities and stockholders' equity	$62,073	$74,633

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$368	$3	$404	$20
Operating expense:
Research and development	253	273	783	705
General, selling and administrative	9,486	3,910	27,949	10,003
Total operating expense	9,739	4,183	28,732	10,708
Loss from operations	(9,371)	(4,180)	(28,328)	(10,688)
Gain (loss) on derivative liability	1,409	8,555	(570)	(3,634)
Interest income, net	110	44	313	173
Income (loss) before taxes	(7,852)	4,419	(28,585)	(14,149)
Income tax benefit	3,133	1,460	8,896	3,100
Net income (loss)	$(4,719)	$5,879	$(19,689)	$(11,049)
Basic earnings (loss) per share:	$(0.09)	$0.12	$(0.39)	$(0.22)
Diluted earnings (loss) per share:	(0.09)	0.11	(0.39)	(0.22)
Weighted average shares outstanding basic	51,074	50,342	50,870	49,854
Weighted average shares outstanding diluted	51,074	54,543	50,870	49,854

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$(4,719)	$5,879	$(19,689)	$(11,049)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments, net of tax	8	(7)	(9)	953

Comprehensive income (loss)	$(4,711)	$5,872	$(19,698)	$(10,096)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(19,689)	$(11,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	45
Stock-based compensation	4,077	3,104
Net change in deferred taxes	603	4,697
Change in value of derivative liability	570	3,634
Changes in assets and liabilities:
Receivables and other current assets	—	(301)
Prepaid taxes	1,259	(10,023)
Prepaid expenses and other current assets	(141)	—
Accounts payable and accrued liabilities	759	493
Income tax liability	—	(7,358)
Net cash used in operating activities	(12,508)	(16,758)
Cash flows from investing activities:
Purchase of property and equipment	(26)	(12)
Purchase of investments	(45,436)	(31,025)
Proceeds from sale or maturity of investments	27,783	59,871
Net cash provided by (used in) investing activities	(17,679)	28,834
Cash flows from financing activities:
Proceeds from exercise of options	1,391	845
Proceeds from exercise of warrants	156	3,064
Net cash provided by financing activities	1,547	3,909
Net increase (decrease) in cash and cash equivalents	(28,640)	15,985
Cash and cash equivalents, beginning of period	49,482	34,635
Cash and cash equivalents, end of period	$20,842	$50,620

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

We have agreed executed licenses and intend to seek further licenees for our technology, including our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website and intend to use these rates and guidelines in all future license negotiations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of; (i) the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2012 and 2011; (ii) the condensed consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2012 and 2011; (iii) the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011; and (iv) the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2012 and 2011. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 31, 2011 was derived from our 2011 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements can be complex and may or may not include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Beginning January 1, 2011, licensing agreements are accounted for under the Financial Accounting Standards Board ("FASB") revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Patent License Agreements: Upon signing a patent license agreement, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue arrangements with multiple deliverables and the guidance for revenue recognition. We have elected to utilize the leased-based model for revenue recognition, with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occured, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

Index

Current Royalty Payments: These are ongoing royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period. Licensees that owe Current Royalty Payments are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we will recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is limited. Current Royalty Payments will be calculated based on related per-unit sales of covered products.

Revenues recognized for the three and nine month periods ended September 30, 2012 resulted from settlements of patent infringement disputes (see Note 8 “Litigation”) whereby we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC.  During the period ended September 30, 2012 and December 31, 2011, we had, at times, funds that were uninsured.  The uninsured balance at September 30, 2012, was approximately $6,778 compared to $29,185 at December 31, 2011.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Impairment of Long-Lived Assets

On an annual basis we identify and record impairment losses on long-lived assets when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

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

Series I Warrants: Fair value measured by using a Binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for September 30, 2012 included a warrant exercise price of $3.59 per share, a common share price of $25.43, a discount rate of 0.62%, and a volatility of 115%. The assumptions used for December 31, 2011, were a warrant exercise price of $3.59 per share, a common share price of $24.97, a discount rate of 0.83%, and a volatility of 123%.

Index

The following tables show our securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2012 and December 31, 2011.

	September 30, 2012
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$11,101	$—	$—	$11,101

Corporate Bonds:
AA	4,096	—	(2)	4,094
A	11,230	18	(9)	11,239
BAA	5,664	3	(23)	5,644
Total Corporate Bonds	20,990	21	(34)	20,977

Total Investments at Fair Value	$32,091	$21	$(34)	$32,078

	December 31, 2011
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$2,582	$—	$—	$2,582

Corporate Bonds:
AA	2,014	2	(3)	2,013
A	9,846	—	(3)	9,843
Total Corporate Bonds	11,860	2	(6)	11,856

Total Investments at Fair Value	$14,442	$2	$(6)	$14,438

The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$3,854	$3,854
Total	$—	$—	$3,854	$3,854

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,699	$4,699
Total	$—	$—	$4,699	$4,699

Index

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2011	$4,699	Balance December 31, 2010	$14,364
Loss on derivative liability included in net loss	570	Loss on derivative liability included in net loss	3,634
Settlements	(1,415)	Settlements	(15,259)
Balance September 30, 2012	$3,854	Balance September 30, 2011	$2,739

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

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements.  The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively.  This standard eliminates the former option to report other comprehensive income and its components in the statement of changes in equity.  The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The modification of the standard did not have an effect on our consolidated results of operations and financial position, when adopted, on January 1, 2012.

Note 3 — Patent Portfolio

As of September 30, 2012, we own 20 issued U.S. and 26 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours. Capitalized patent costs, net of amortization, are included in intangible and other assets in the accompanying Condensed Consolidated Balance Sheet.

Note 4 - Income Taxes

The income tax benefit for the three months ended September 30, 2012 was $3,133, which was a negative effective income tax rate of 40 percent. The income tax benefit for the nine months ended September 30, 2012 was $8,896, which was a negative effective income tax rate of 31 percent. The tax benefit was lower than the benefit calculated using the statutory U.S. federal rate primarily as a result of the change of the valuation allowance, stock based compensation expense and non-deductible derivative loss.

The income tax benefit for the three months ended September 30, 2011 was $1,460, which was a negative effective income tax rate of 33 percent. The income tax benefit for the nine months ended September 30, 2011 was $3,100, which was a negative effective income tax rate of 22 percent.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at September 30, 2012 will not be fully realizable. Accordingly, management has maintained a partial valuation allowance against its net deferred tax assets at September 30, 2012.

At September 30, 2012, we have federal and state net operating loss carry-forwards of approximately $912 and $39,002 respectively, expiring beginning in 2027 and 2012, respectively.

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

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have reserves for uncertain tax positions of $332 and $128 at September 30, 2012 and December 31, 2011, respectively.

Index

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2012, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 5 — Commitments

We lease our offices under an operating lease with a third party that requires minimum payments monthly until it ends in June 2013.  The minimum lease payments due in 2013 total $42.  We recognize rent expense on a straight-line basis over the term of the lease.

Note 6 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan, which has been approved by our stockholders. On April 13, 2012, the Compensation Committee of our Board of Directors approved amendments to the Plan to allow us to grant restricted stock unit awards. 11,624,469 shares of our common stock are reserved for issuance under the Plan pursuant to stock options, stock purchase rights and restricted stock units (RSUs). The Plan will expire in 2018.  As of September 30, 2012, 171,422 shares remained available for grant under the Plan.

We had 4,772,726 and 4,906,998 options outstanding at September 30, 2012, and December 31, 2011, respectively, with a weighted average exercise price of $6.70 and $5.12, respectively.

Share based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employees’ requisite service period. On April 13, 2012, our Compensation Committee approved changes to the compensation for our Board of Directors, approved amendments to the Plan to allow us to grant RSUs and authorized the issuance of 227,500 options and 151,665 RSUs. We issued 50,000 options on April 5, 2012, with an exercise price of $23.84, 190,000 options on April 13, 2012, with an exercise price of $24.75, 37,500 options on May 24, 2012, with an exercise price of $29.90 and 40,000 options on July 23, 2012 with an exercise price of $35.25.

During the nine months ending September 30, 2012 and 2011, we granted options for a total of 317,500 and 435,000 shares respectively. The weighted average fair values at the grant dates for options issued during the nine months ending September 30, 2012 and 2011 were $23.34 and $21.43 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with following weighted average assumptions for the nine months ending September 30, 2012 and 2011, respectively: (i) dividend yield on our common stock of 0 percent and 0 percent; (ii) expected stock price volatility of 115 percent and 123 percent; (iii) a weighted average risk-free interest rate of 1.75 percent and 3.18 percent; and (iv) an expected option term of 7 years during both periods.

During the nine months ending September 30, 2012, we also granted RSUs totaling 151,665 that vest ratably over one to three years. The weighted average fair value of each issued RSU on the date of grant was, $24.20. RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,737 and $4,077 for the three and nine months ended September 30, 2012, respectively, and $1,248 and $3,104 for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, the unrecognized stock-based compensation expense related to non-vested stock options was $16,736 which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 1.54 years.

Note 7 — Warrants

Information about warrants outstanding during the nine months ended September 30, 2012 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2011	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at September 30, 2012	Expiration Date

2,619,036(1)	$3.59	204,908	—	43,441	—	161,467	March 2015
Total		204,908		43,441	—	161,467

(1)	Referred to as our Series I Warrants.

Index

Note 8 — Litigation

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

On July 18, 2012, the Administrative Law Judge assigned to investigate our complaint with the United States International Trade Commission (ITC) against Apple Inc., identified a procedural discrepancy with the complaint that will impact the scheduling of the investigation. We disagree with this finding and on July 26, 2012 filed an appeal with the ITC in this regard.

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

On September 14, 2012, we re-filed our complaint with the United States International Trade Commission (ITC) alleging that Apple Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of VirnetX U.S. Patent No. 8,051,181 (“the ‘181 patent”). The accused products include the latest iPhones, iPads, iPods, and Macintosh computers. The complaint was filed jointly with Science Applications International Corporation (SAIC) [NYSE: SAI] to remove a procedural standing issue that was identified as the reason for dismissal of our previous complaint.

On September 18, 2012, we announced that after a hearing at the United States District Court for the Eastern District of Texas, Tyler Division, requested by all the parties, the judge agreed to modify the trial schedule in our patent infringement suits against Apple, Cisco, Avaya and Siemens to allow for optimum use of resources for trial preparation while giving parties additional time to try to reach an agreement. Per the updated schedule, jury selection in our complaint against Apple began on October 29, 2012 followed by a jury trial on October 31, 2012. Remaining defendants including Cisco, Avaya and Siemens are now scheduled for a jury selection on March 4, 2013.

On October 16, 2012, the United States International Trade Commission (ITC) accepted our complaint and instituted an investigation against Apple and assigned Administrative Law Judge (ALJ) E. James Gildea to preside over this investigation. Subsequently on October 23, 2012, the Administrative Law Judge Gildea issued an order setting up February 21, 2014 as the target date for completion of this investigation. The hearing in-front of the ALJ is scheduled for July 10, 2013.

On November 6, 2012, a federal jury issued a verdict awarding the Company $368.2 million in the Company’s patent infringement case against Apple, Inc.  The jury found that Apple, Inc. infringed upon the Company’s patents for virtual private network and secure communication technology used in Apple’s FaceTimeTM video-calling function.  Post-trial motions are expected to be heard over the upcoming weeks and at this time, it is unknown whether Apple, Inc. will appeal the case. Management is assessing how the verdict could impact the Company’s financial position and results of operations.

On November 6, 2012,  we filed a complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint includes allegations of willful patent infringement regarding four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151. In our complaint, we seek both damages and injunctive relief. The accused products include iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, the latest Macintosh computers.

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

Note 9 — Subsequent Events

On November 6, 2012, a federal jury issued a verdict awarding the Company $368.2 million in the Company’s patent infringement case against Apple, Inc.  The jury found that Apple, Inc. infringed upon the Company’s patents for virtual private network and secure communication technology used in Apple’s FaceTimeTM video-calling function.  Post-trial motions are expected to be heard over the upcoming weeks and at this time, it is unknown whether Apple, Inc. will appeal the case. Management is assessing how the verdict could impact the Company’s financial position and results of operations.

On November 6, 2012,  we filed a complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint includes allegations of willful patent infringement regarding four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151. In our complaint, we seek both damages and injunctive relief. The accused products include iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, the latest Macintosh computers.

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

We have an ongoing Gabriel Licensing Program under which we offer licenses to our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our Gabriel Connection TechnologyTM License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products.  We have developed GABRIEL Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations with minimal code changes and include object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

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

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, which has been recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sublicenseable fully paid up license for our patents for Microsoft products.  We have also signed Patent License Agreements with Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, to license certain of our US patents, for a one-time payment to VirnetX and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All licenses with current royalty payment obligations have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

We have three intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Apple, Inc., Cisco Systems, Inc., and Siemens Enterprise Communications and Avaya Inc. infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint pending with the United States International Trade Commission (ITC) against Apple, Inc. On October 31, 2012, a jury trial began regarding our Compliant against Apple. On November 6, 2012, jurors found that Apple infringed four of our patents. (see Legal Proceedings). The hearing against Cisco, Avaya and Siemens is now scheduled for jury selection on March 4, 2013. Our complaint against Apple in the ITC, is now scheduled for hearing, in-front of Administrative Law Judge (ALJ) E. James Gildea, on July 10, 2013 with a target completion date for the investigation set for February 21, 2014.

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

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements.  The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively.  This standard eliminates the former option to report other comprehensive income and its components in the statement of changes in equity.  The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The modification of the standard did not have an effect on our consolidated results of operations and financial position, when adopted on January 1, 2012.

Index

Results of Operation

Three and Nine Months Ended September 30, 2012
Compared with Three and Nine Months Ended September 30, 2011
(in thousands, except per share amounts)

Revenue — Royalties

We had $368 in revenue for the three and $404 for the nine months ended September 30, 2012. Revenues for the three and nine months ended September 30, 2011 were $3 and $20, respectively. Our revenue in 2012 was royalties earned from license agreements with our customers.  All license agreements entered into for 2012 have been priced in accordance with our standard royalty rates and guidelines.

For the three and nine months ended September 30, 2012, the Company recognized royalty revenue of $368 and $404 respectively, as part of settlement agreements entered into with customers during the patent infringement actions (see “Legal Proceedings”).  In accordance with the Company’s revenue recognition policy related to a licensee’s product sales from prior periods, the amounts recognized resulted from negotiated agreements with licensees that utilized our patented technology prior to signing a patent license agreement with us. We record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.  The Company, in the patent infringement actions did not request, nor did it receive any amounts allocable to settlement fees, expense reimbursement, damages or any other amount unrelated to historical sales.  Revenue to be earned from forward licensing agreements entered into as a result of the litigation will be recognized as the earnings process is completed, license fees are fixed and determinable, and in accordance with the Company’s revenue recognition policy.

Our revenue in 2011 was limited to the royalties earned under a single license agreement through our Japanese subsidiary. We expect the revenue from our Japanese subsidiary will continue to be insignificant in the future.

Research and Development Expenses

Our research and development expenses decreased by $20 to $253 for the three months ended September 30, 2012, from $273 for the three months ended September 30, 2011, and increased by $78 to $783 for the nine months ended September 30, 2012 from $705 for the nine months ended September 30, 2011. This increase was primarily due to the increase in wages and medical costs for our employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses increased by $5,576 to $9,486 for the three months ended September 30, 2012, from $3,910 for the three months ended September 30, 2011, and by $17,946 to $27,949 for the nine months ended September 30, 2012, from $10,003 for the comparable period in 2011. This increase is primarily due to an increase in legal fees of $5,302, for the three months ending September 30, 2012 and $17,195 for the nine months ending September 30, 2012, compared to the three months and nine months ended September 30, 2011 as a result of the increase in legal fees associated with the current patent infringement actions as well as increase in wages and medical expenses for our employees.  We expect to incur the same levels or increased legal fees over the next quarter as we enter the final phase of preparation for trials in these infringement actions and expect to report losses from operations as a result. See Note 8 of the financial statements for additional information regarding these infringements actions. Management believes our legal expenses will decrease materially after our current court schedule is complete.

Other Income and Expenses

For the three months ended September 30, 2012, the non-cash gain related to the periodic revaluation of our Series I Warrants liability was $1,409, which compares to a non-cash gain of $8,555 for the three months ended September 30, 2011, and for the nine months ended September 30, 2012, the non-cash loss was $570 as compared to the non-cash loss of $3,634 for the nine months ended September 30, 2011. The balance of the liability for the Series I Warrants decreased to $3,854 at September 30, 2012, from $4,699 at December 31, 2011. The gain from the revaluations of the warrant liability in the three months ended September 30, 2012 and 2011 were primarily the result of decrease in our common share price during the periods.

Interest income increased by $66 to $110 for the three months ended September 30, 2012, from $44 for the comparable 2011 period, and increased by $140 to $313 for the nine months ended September 30, 2012, from $173 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, our cash and cash equivalents totaled approximately $20,842 and our short-term investments totaled approximately $32,078, compared to cash equivalents of approximately $49,482 and short-term investments of approximately $14,438 at December 31, 2011. Working capital was $56,082 at September 30, 2012 and $68,114 at December 31, 2011. The decrease in cash and investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2012, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for at least the next 48 months, which is in line with management expectations. Over the long term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index

Income Taxes

The income tax benefit for the three months ended September 30, 2012 was $3,133, which was a negative effective income tax rate of 40 percent. The income tax benefit for the nine months ended September 30, 2012 was $8,896, which was a negative effective income tax rate of 31 percent. The tax benefit was lower than the benefit calculated using the statutory U.S. federal rate primarily as a result of the change of the valuation allowance, stock based compensation expense and non-deductible derivative loss.

The income tax benefit for the three months ended September 30, 2011 was $1,460, which was a negative effective income tax rate of 33 percent. The income tax benefit for the nine months ended September 30, 2011 was $3,100, which was a negative effective income tax rate of 22 percent.

At September 30, 2012, we have federal and state net operating loss carry-forwards of approximately $912 and $39,002 respectively, expiring beginning in 2027 and 2012, respectively.

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

Off-Balance Sheet Arrangements

None.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (in thousands)

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of September 30, 2012.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.

The purpose of this evaluation was to determine whether as of September 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 18, 2012, the Administrative Law Judge assigned to investigate our complaint with the United States International Trade Commission (ITC) against Apple Inc., identified a procedural discrepancy with the complaint that will impact the scheduling of the investigation. We disagree with this finding and on July 26, 2012 filed an appeal with the ITC in this regard.

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

On September 14, 2012, we re-filed our complaint with the United States International Trade Commission (ITC) alleging that Apple Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of VirnetX U.S. Patent No. 8,051,181 (“the ‘181 patent”). The accused products include the latest iPhones, iPads, iPods, and Macintosh computers. The complaint was filed jointly with Science Applications International Corporation (SAIC) [NYSE: SAI] to remove a procedural standing issue that was identified as the reason for dismissal of our previous complaint.

On September 18, 2012, we announced that after a hearing at the United States District Court for the Eastern District of Texas, Tyler Division, requested by all the parties, the judge agreed to modify the trial schedule in our patent infringement suits against Apple, Cisco, Avaya and Siemens to allow for optimum use of resources for trial preparation while giving parties additional time to try to reach an agreement. Per the updated schedule, jury selection in our complaint against Apple began on October 29, 2012 followed by a jury trial on October 31, 2012. Remaining defendants including Cisco, Avaya and Siemens are now scheduled for a jury selection on March 4, 2013.

On October 16, 2012, the United States International Trade Commission (ITC) accepted our complaint and instituted an investigation against Apple and assigned Administrative Law Judge (ALJ) E. James Gildea to preside over this investigation. Subsequently on October 23, 2012, the Administrative Law Judge Gildea issued an order setting up February 21, 2014 as the target date for completion of this investigation. The hearing in-front of the ALJ is scheduled for July 10, 2013.

On November 6, 2012, a federal jury issued a verdict awarding the Company $368.2 million in the Company’s patent infringement case against Apple, Inc.  The jury found that Apple, Inc. infringed upon the Company’s patents for virtual private network and secure communication technology used in Apple’s FaceTimeTM video-calling function.  Post-trial motions are expected to be heard over the upcoming weeks and at this time, it is unknown whether Apple, Inc. will appeal the case. Management is assessing how the verdict could impact the Company’s financial position and results of operations.

On November 6, 2012,  we filed a complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint includes allegations of willful patent infringement regarding four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151. In our complaint, we seek both damages and injunctive relief. The accused products include iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, the latest Macintosh computers.

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

In early 2011, we restated our previously filed financial statements for the fiscal quarter ended September 30, 2010, each of the then previous five fiscal quarters and the fiscal year ended December 31, 2009, to adjust our accounting for our Series I Warrants.  In connection with these restatements, we determined that we had not maintained effective control over our accounting for these Series I Warrants and, as a result, that a material weakness existed with respect to our reporting of complex, non-routine transactions as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above. Although we believe that we currently maintain effective disclosure controls and procedures and internal control over financial reporting as regards this issue, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting.  In addition, we expect that we will continue to be required to provide a management report in our Form 10-K regarding our internal control over financial reporting and that our independent registered public accounting firm will continue to be required to attest to our internal control matters.  If we experience any material weaknesses in our internal control over financial reporting in the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, any of which could cause our earnings and share price to decline.

Risks Related to Our Business and Our Industry

We are involved and will continue to be involved in numerous litigation matters, which can be time-consuming, costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation matters.  We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterparties to our litigation are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other conditions which could adversely affect our ability to develop and commercialize products, our financial results and our share price.

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

At the request of the European Telecommunications Standards Institute (ETSI), and the Alliance for Telecommunications Industry Solutions (ATIS), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights (IRP) policies.  This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution (LTE), Systems Architecture Evolution (SAE) project.  We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by VirnetX that are or become essential, to applicants desiring to implement the Technical Specifications identified by VirnetX, as set forth in the updated licensing declaration under the ATIS and ETSI IPR policies. Our licensing declarations under the ATIS and ETSI IPR policies may limit our flexibility in determining royalties and license terms for certain of our patents.  Consequently, we cannot assure you that the licensing of the essential security patents will be successful third parties will be willing to enter into licenses with VirnetX on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences that we may not be able to adapt too successfully.

The current regulatory environment for our products and services remains unclear.  We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, U.S. federal or foreign authorities.  Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations.  For example, VoIP services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible similar regulations may be applied to VoIP in the future and that these could result in substantial costs which adversely affect the marketability of our products and planned products related to VoIP.  For further example, the use of the Internet and private IP networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Our exposure to new legislation, court rulings, actions by the United States Patent and Trademark Office, and other events and regulations related to intellectual property rights and the protections thereof, could adversely affect our licensing and enforcement activities and results of operations.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2012, we had outstanding options to purchase an aggregate of 4,772,726 shares of common stock (representing 9.3% of our total shares outstanding as of September 30, 2012) of which 3,916,989 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between October 1, 2011, and September 30, 2012, the reported last sale price on NYSE Amex for our common stock ranged between $12.38 and $40.47 per share.  The price of our common stock will likely continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

As of September 30, 2012, our executive officers and directors beneficially owned approximately 20% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, has entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  In addition, this ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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
Principal Accounting Officer)
Date: November 09, 2012

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