Form 10-K
period 2012-12-31
VirnetX Holding Corp
filed 2013-03-01
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012, was $1,483,175,933 based upon the closing price of the common shares of the Registrant on June 29, 2012.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

51,151,075 shares of Registrant’s Common Stock were outstanding as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012 in connection with the solicitation of proxies for the Registrant’s 2013 Annual Meeting of Stockholders.

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

Index

PART I

Item 1.  Business.

The Company

Our portfolio of intellectual property is the foundation of our business model.  We currently own 20 patents in the United States and 32 foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.  We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

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

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between ourselves and Microsoft, Microsoft paid us $200 million, which has been recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license for our patents for Microsoft products. We have also signed Patent License Agreements with Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our US patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All existing licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at SAIC and expanded the set of patents we acquired in 2006 from SAIC into a larger portfolio with 52 issued U.S. and foreign patents and numerous pending U.S. and foreign patents applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.  Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years.

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

Index

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

An array of communication methodologies integrated into a single communications experience is often referred to as unified communications. We believe that unified communications have higher utility and can increase productivity for users. The basic components of unified communications include: a directory for storing addresses, various modes of communication with each user/contact (desk phone, mobile phone, 1M, etc.), message storage for all messages regardless of communication method and secure presence of a user's status for each mode of communication (available, away, busy, etc.). Worldwide unified communications market generated approximately $462 million in revenue in 2010 and is forecasted to grow rapidly over the next few years generating approximately $1.04 billion in revenue in 2015, representing a CAGR of approximately 11%. We believe the growth in unified communication products may not reach its full potential due to the lack of transparent and seamless security as users hesitate to place their presence information online for all to see and as organizations block access due to the lack of credentials verified by a neutral third party. We believe that our solutions help address these concerns and should enable significant growth in the unified communications market.

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

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

●
Unique patented technology.  We are focused on developing innovative technology for securing real-time communications over the Internet, and establishing the exclusive secure domain name registry in the United States and other key markets around the world.  Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms.  Our technology and patented approach enables users to create a secure communication link by generating secure domain names.  We have a portfolio comprised of twenty (20) patents in the United States and thirty two (32) foreign patents, as well as several pending U.S. and foreign patent applications.  Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

●
Scalable licensing business model.  We are actively engaged in pursuing additional licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, fixed-mobile convergence and unified communications end-markets.

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

We have submitted a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We have also submitted a number of updates to our original declaration, identifying additional technical specifications that would also require a license to our US and International patents.

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

Customers

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee. Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, which has been recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license for our patents for Microsoft products. We have also signed Patent License Agreements with Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our US patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

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

We have a portfolio comprised of twenty (20) patents in the United States and thirty two (32) foreign patents as well as several pending U.S. and foreign patent applications.  Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our software and technology solutions also have additional applications relating to operating systems and network security.

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

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, the information set forth on the United States Patent and Trademark Office, or the USPTO Website, shall not be deemed to be a part of or incorporated by reference into any such filings.  The Company does not warrant the accuracy, or completeness or adequacy of the USPTO Website, and expressly disclaims liability for errors or omissions on such website.

Index

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

License to SAIC Outside the Field of Use.  On November 2, 2006, we granted to SAIC an exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use. We have, and retain, all right, title and interest to all our patents within our field of use. On March 12, 2008, SAIC relinquished the November 2, 2006, exclusive right and license outside our field of use referred to above, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to SAIC a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting SAIC and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from SAIC, solely outside our field of use.

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

Employees

As of December 31, 2012, we had 14 full-time employees.

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

Index

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

Index

Item 1A.  Risk Factors.

We face a variety of risks that may affect our business, financial condition, operating results, the trading price of our common stock, or any combination thereof. You should carefully consider the following information and the other information in this Form 10-K in evaluating our business and prospects and before making an investment decision with respect to our common stock. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties we describe below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also affect our business.

We may not be able to capitalize on market opportunities related to our licensing strategy or our patent portfolio.

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues.  We currently derive nominal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.  Factors that may affect our ability to execute our current business strategy including, but are not limited to:

•
Although we have to date entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships and existing settlement and license agreements may not generate the financial results we expect;

•	Third parties may challenge the validity of our patents;

•	The pendency of our various litigations may cause potential licensees not to do business with us;

•	We expect that we will face intense competition new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and

•	It is possible that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

If we are not able to adequately protect our patent rights, our business would be negatively impacted.

We believe our patents are valid, enforceable and valuable.  Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, or otherwise materially and adversely affect our business.  Similar challenges could also prevent us from obtaining additional patents in the future.  Even if we are successful in enforcing our rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect.  These risks may be heightened in countries other than the United States, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest.  If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

Our litigation can be time-consuming, costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation matters.  We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterparties to our litigation are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute.  Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to develop and commercialize products.

We can provide no assurances that the licensing of our essential security patents under FRAND will be successful.

At the request of the European Telecommunications Standards Institute (ETSI), and the Alliance for Telecommunications Industry Solutions (ATIS), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights (IPR) policies.  This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution (LTE), Systems Architecture Evolution (SAE) project.  We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by VirnetX that are or become essential, to applicants desiring to implement the Technical Specifications identified by VirnetX, as set forth in the updated licensing declaration under the ATIS and ETSI IPR policies. While we believe that our FRAND commitment positions us to license our essential security patents for the Technical Specifications identified by VirnetX, our licensing declarations under the ATIS and ETSI IPR policies may limit our flexibility in determining royalties and license terms for certain of our patents.  Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with VirnetX on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subjected to various developments in regulation, law and consumer preferences to which we may not be able to adapt successfully.

The current regulatory environment for our products and services remains unclear.  We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities.  Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations.  For example, Voice-over-Internet Protocol (or VoIP) services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs and adversely effect the marketability of our products and planned products related to VoIP.  For further example, the use of the Internet and private Internet Protocol (IP) networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

Index

Our business depends on the growth of instant messaging, VoIP, mobile services, streaming video, file transfer and remote desktop and other next-generation Internet-based applications which are relatively new.  A decline in the use of these applications due to complexity or cost of these applications relative to alternate traditional or newly developed communications channels, or development of alternative technologies, could cause a material decline in the number of users in these areas.

More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, or a lack of growth in acceptance of the Internet as a long term viable marketplace for communications services, may materially and adversely affect our business, financial condition, operating results and future prospects.

Our exposure to outside influences beyond our control, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our licensing and enforcement activities and results of operations.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•
New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the U.S. Supreme Court has recently modified some tests used by the United States Patent and Trademark Office (USPTO) in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.  In addition, the U.S. recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents

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

We expect that in the future, a significant portion of our revenues will be generated from a limited number of customers.  Substantially all of our income during 2010 was from the payments to us resulting from the Settlement and License Agreement we entered into with Microsoft. Nominal revenues from 2010 and 2011 were derived from a single licensing agreement and 2012 revenues were derived from 3 settlement and license agreements entered into as we settled lawsuits we initiated against customers for patent infringements. There can be no guarantee that we will be able to obtain additional customers, or if we do so, to sustain our revenue levels from these prospective customers.  If we are not able to establish, maintain or replace the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish.  To the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures.  Our systems and operations will also be vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as engineers.  Inability to attract and retain such personnel could adversely affect our business.  Competition for engineering, sales, marketing and executive personnel is intense, particularly in the technology and Internet sectors and in the region in which our facility is located.  We can provide no assurance that we will attract or retain such personnel.

Our consolidated financial statements were restated in 2011 in connection with our identification of a material weakness in our internal control over financial reporting; we may identify future material weakness which may result in late filings, increased costs or declines in our share price.

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

We do not currently pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

Although we paid a special cash dividend to holders of our common stock with a record date of July 1, 2010, we do not currently pay regular dividends on our common stock and instead retain future earnings to fund our business plan.  Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities.  We therefore can’t assure you that our Board of Directors will determine to pay regular or special dividends in the future. Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

The exercise of our outstanding stock options would result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2012, we had outstanding options and restricted stock units to purchase an aggregate of 4,927,889 shares of common stock (representing 9.57% of our total shares outstanding as of December 31, 2012) of which 4,033,124 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

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

Our common stock is listed on NYSE Amex, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between January 1, 2012, and December 31, 2012, the reported last sale price for our common stock ranged between $20.27 and $40.47 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivatives transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	economic and financial conditions.

Index

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had net income of $41.4 million for the year ended December 31, 2010, a net loss of $17.3 million for the year ended December 31, 2011, and a net loss $26.9 million for the year ended December 31, 2012 with an accumulated deficit of $62.9 million. The following include some of the factors that may cause our operating results to fluctuate:

•	the outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof;

•	the amount and timing of receipt of license fees from potential infringers, licensees or customers;

•	the rate of adoption of our patented technologies;

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

As of December 31, 2012, our executive officers and directors beneficially owned approximately 20% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

None

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

Item 3.  Legal Proceedings.

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.

VirnetX Inc. v. Cisco Systems, Inc. et al
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have dismissed the patent infringement cases against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $33,561 in daily interest up to final judgment and $330,201 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order. If the parties fail to agree to a license, the Court requested that we file the appropriate motion with the Court. The preparations for the jury trial against Cisco on March 4, 2013 are underway.

VirnetX Inc. v. Mitel Networks Corporation et al
On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe three of our patents.  We seek damages and injunctive relief. On April 12, 2011 we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant. On July 11, 2012, Mitel Network Corporation signed a license agreement with us and we dismissed the patent infringement case against them. On July 12, 2012 we had a claims construction hearing in this case and a markman order was issued on August 1, 2012. On January 29, 2013 Siemens signed a license agreement with us and we dismissed the patent infringement case against them. The preparations for the jury trial against Avaya on March 4, 2013 are underway.

VirnetX Inc. v. Apple, Inc
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181.  We seek damages and injunctive relief.  No hearing or trial dates have been set.

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.

ITC Investigation No. 337-TA-858
On July 18, 2012, the Administrative Law Judge (ALJ) assigned to investigate our complaint against Apple Inc., identified a procedural discrepancy with our complaint and dismissed it. On September 14, 2012, we re-filed our complaint with the ITC jointly with Science Applications International Corporation (SAIC) [NYSE: SAI] to remove a procedural standing issue that was identified as the reason for dismissal of our previous complaint. On October 16, 2012, the United States International Trade Commission (ITC) accepted our complaint and instituted an investigation against Apple and assigned ALJ E. James Gildea to preside over this investigation. Subsequently on October 23, 2012, ALJ Gildea issued an order setting up February 21, 2014 as the target date for completion of this investigation. The hearing in-front of ALJ Gildea is scheduled for May 20, 2013. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.

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

Quarter Ended	High	Low
3/31/11	$21.75	$11.43
6/30/11	$30.50	$19.66
9/30/11	$41.77	$14.81
12/31/11	$29.45	$11.02
3/31/12	$27.97	$19.13
6/30/12	$36.25	$21.71
9/30/12	$41.93	$21.25
12/31/12	$37.65	$23.41

The closing price of our common stock on the NYSE Amex Stock Exchange on February 22, 2013 was $35.42 per share.

Holders

As of February 22, 2013, we had 53 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

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

	12/07	12/08	12/09	12/10	12/11	12/12

VirnetX Holding Corp	100.00	25.17	50.00	273.77	460.35	539.80
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
RDG Technology Composite	100.00	56.89	91.53	103.10	103.14	117.75

Index

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, the Company had no sales of unregistered securities and no repurchases of stock.

Item 6.  Selected Financial Data.

The consolidated statement of operations data for the three years ended December 31, 2012, 2011 and 2010 and the balance sheet data at December 31, 2012 and 2011, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the for the two years ended December 31, 2009 and 2008 and the balance sheet data at December 31, 2010, 2009 and 2008, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenue	$412	$20	$68	$26	$134
Gain on settlement	---	---	200,000	—	—
Other operating expenses	(39,273)	(17,396)	(95,383)	(13,114)	(12,355)
Income tax benefit (expense )	12,535	5,480	(34,062)	—	—
Net (loss) income	(26,924)	(17,263)	41,417	(12,524)	(12,072)
Earnings (loss) per share	$(0.53)	$(0.35)	$0.91	$(0.33)	$(0.35)
Dividends declared per common share	$0.00	$0.00	$0.50	$0.00	$0.00
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,661	$49,482	$34,635	$2,011	457
Investments available for sale	26,493	14,438	43,457	—	—
Total assets	$61,313	$74,633	$81,694	$2,242	979
Long-term obligation	—	—	---	120	160
Stockholders’ equity (deficit)	$53,944	$68,277	$59,453	$(8,708)	$(894)

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own 20 patents in the United States and 32 foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.  We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

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

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, which has been recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license for our patents for Microsoft products. We have also signed Patent License Agreements with Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our US patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at SAIC and expanded the set of patents we acquired in 2006 from SAIC into a larger portfolio with 52 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.  Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years.

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

Index

Developments in the Year Ended December 31, 2012

Litigation

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181.

On January 5, 2012, a claim construction hearing was held in our case against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division. On April 25, 2012 the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order on the claim terms that were in dispute in the  Aastra, Apple, Cisco and NEC litigation and adopted certain interpretations that we believe are favorable to us.

On May 3, 2012, we entered into a License Agreement with Aastra USA, Inc. Under the terms of the Agreement, the parties agreed to dismiss the patent infringement case between the parties and their affiliates before the U.S. District Court for the Eastern District of Texas.

On July 11, 2012, we entered into a License Agreement with Mitel Network Corporation. Under the terms of the Agreement, the parties agreed to dismiss the patent infringement case between the parties and their affiliates before the U.S. District Court for the Eastern District of Texas.

On July 12, 2012, a claims construction hearing was held in our complaint against Siemens Enterprise Communications and Avaya Inc. in the United States District Court for the Eastern District of Texas, Tyler Division. On August 1, 2012 the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order denying the request by the defendants to change the interpretation of some of the claim terms that were in dispute in the litigation, leaving them unchanged from what was previously adopted by the court in the Markman ruling in its other ongoing infringement action against Cisco, Apple and NEC. At that time jury selection for the trial in connection with the Siemens and Avaya litigation was scheduled to start on November 5, 2012.

On July 18, 2012, the Administrative Law Judge assigned to investigate our complaint with the United States International Trade Commission (ITC) against Apple Inc., identified a procedural discrepancy with the complaint that would impact the scheduling of the investigation. We disagreed with this finding and on July 26, 2012 filed an appeal with the ITC in this regard. This appeal was denied on August 20, 2012.

On August 2, 2012, we entered into a License Agreement with NEC Corporation and NEC Corporation of America. Under the terms of the Agreement, the parties agreed to dismiss the patent infringement case between the Parties and their affiliates before the U.S. District Court for the Eastern District of Texas.

On September 14, 2012, we re-filed our complaint with the United States International Trade Commission (ITC) alleging that Apple Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of VirnetX’s U.S. Patent No. 8,051,181 (“the ‘181 patent”).  The accused products include the latest iPhones, iPads, iPods, and Macintosh computers. The complaint was filed jointly with Science Applications International Corporation (SAIC) [NYSE: SAI] to remove a procedural standing issue that was identified as the reason for dismissal of our previous complaint.

On September 18, 2012, we announced that after a hearing at the United States District Court for the Eastern District of Texas, Tyler Division, requested by all the parties, the judge agreed to modify the trial schedule in our patent infringement suits against Apple, Cisco, Avaya and Siemens to allow for optimum use of resources for trial preparation while giving parties additional time to try to reach an agreement. Per the updated schedule, jury selection in our complaint against Apple was to begin on October 29, 2012 followed by a jury trial on October 31, 2012. Remaining defendants including Cisco, Avaya and Siemens are now scheduled for a jury selection on March 4, 2013.

On October 16, 2012, the United States International Trade Commission (ITC) accepted our complaint and instituted an investigation against Apple and assigned Administrative Law Judge (ALJ) E. James Gildea to preside over this investigation. Subsequently on October 23, 2012, the ALJ issued an order setting February 21, 2014 as the Target date for completion of this investigation. The hearing in-front of the ALJ is scheduled for May 20, 2013.

On November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000,000 in a verdict against Apple Corporation for infringing four of our patents.

On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that resulted in a jury verdict on November 6, 2012.

On December 20, 2012, a post-trial motion hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division with respect to the jury verdict against Apple Inc. During the hearing, a number of motions from both sides were heard by the judge. At the hearing the judge ordered Apple Inc., to provide updated sales data for certain accused and non-accused products, including the iPhone 5 by January 15, 2013. This data was submitted on January 15, 2013. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $33,561 in daily interest up to final judgment and $330,201 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order. If the parties fail to agree to a license, the Court requested that we file the appropriate motion with the Court.

Index

Patents

On August 10, 2012, we submitted updates to our licensing declaration to European Telecommunications Standards Institute (ETSI) and the Alliance for Telecommunications Industry Solutions (ATIS) where we identified three (3) additional developing specifications in the 3GPP LTE, SAE project to which our patents and patent applications are or may become essential.

On September 18, 2012, we submitted additional updates to our licensing declaration to European Telecommunications Standards Institute (ETSI) and the Alliance for Telecommunications Industry Solutions (ATIS) where we identified seven (7) additional developing specifications in the 3GPP LTE, SAE project to which our patents and patent applications are or may become essential.

On February 28, 2012, we announced that the United States Patent and Trademark Office (“USPTO”) issued an Action Closing Prosecution for our U.S. Patent No. 7,188,180 in the inter-partes reexamination filed by Cisco Systems, Inc. on October 25, 2011, confirming all of our claims as valid and patentable. The USPTO rejected all of Cisco’s proposed validity challenges to U.S. Patent No. 7,188,180, and withdrew all of its grounds for rejection.

Commitments

On October 30, 2011, we entered into a new lease agreement with Sierra Tahoe Professional Center, LLC., for our corporate headquarters located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada 89448. The lease commencement date was October 30, 2011 and includes montly payments of $5 until the lease term expires in October 2013.

Recent Developments

On January 29, 2013, we entered into a License Agreement with Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc.. Under the terms of the Agreement, the Parties have agreed to dismiss the patent infringement case between the Parties and their affiliates before the U.S. District Court for the Eastern District of Texas.

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

Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

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

Index

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2012 and 2011 we incurred losses; therefore, the effect of any Common Stock equivalent is anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  The balances are insured by the Federal Deposit Insurance Corporation, or FDIC.  During the year ended December 31, 2012, 2011 and 2010, we had, at times, funds that were uninsured.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

Derivative Instruments

Our Series I Warrants contain an anti-dilution provision which prevents them from being considered indexed to our stock. As a result, the warrants are required to be accounted for as derivative instruments.

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

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Because of our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our statements of operations.

Stock-based Compensation

We account for stock-based compensation using the fair value recognition method. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 4 years. We estimate the forfeiture rate based on our historical experience.

In addition, we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity investments issued as they vest over the performance period.

Fair Value

We apply fair value accounting to all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

On January 31, 2013 the FASB issued an update to an existing accounting standard the objective of which is to clarify the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement.  Management does not expect adoption to have an effect on our consolidated results of operations and financial position.

On February 5, 2013 the FASB issued an amendment to a prior update of existing standards.   The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  Management does not expect adoption to have an effect on our consolidated results of operations and financial position.

Impact of Recently Issued Accounting Pronouncements

New accounting guidance was issued in 2011 to require more prominent disclosure of comprehensive income. This guidance was effective for us beginning in the first quarter of 2012, and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. We elected to present two separate but consecutive statements. New accounting guidance was issued in February 2013 that requires the presentation of information about the amounts reclassified out of accumulated other comprehensive income by component for each reporting period. This guidance is effective for us in the first quarter of 2013 and is not expected to have an effect on our financial condition or results of operations.

In addition, new accounting guidance was issued in 2011 and 2012 which was intended to reduce the complexity and costs of performing annual goodwill and indefinite-lived intangible asset testing by allowing companies the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of a reporting unit or the indefinite-lived intangible asset. The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations.

Operations (all amounts in this section are expressed in thousands)

Revenue

	2012	2011	2010

Revenue	412	20	68

Revenue generated for the year ended December 31, 2012 was approximately $412 compared to $20 for the year ended December 31, 2011 and $68 for the twelve months ended December 31, 2010. Our revenue in 2012, was as a result of entering into license agreements with our customers. In 2011 and 2010, revenue was solely limited to the royalties earned under our single license agreement through our Japanese subsidiary.  We expect the revenue from this license will continue to be insignificant in the future.  We do not intend to seek additional licenses or other revenue through our Japanese subsidiary.

Gain on Settlement

In June 2010, we received $200,000 from Microsoft Corporation related to a licensing agreement. We determined that we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of U.S. GAAP Accounting Standards Codification Topic 605: Revenue Recognition, or ASC Topic 605. As a result, this amount was classified as a gain on settlement. This reclassification had no impact on our net income, financial position or cash flows for any period. We did not receive a gain on settlement for the twelve months ended December 31, 2012 or 2011, respectively.

Royalty Expense

There was no royalty expense for the years ended December 31, 2012 and 2011 compared to $59,207 for the year ended December 31, 2010. Under our agreements with SAIC, we were obligated to pay SAIC 35% of the proceeds from the settlement of litigation with Microsoft after reduction for costs, including legal fees and expenses, incurred by us and SAIC in connection with the Microsoft litigation.

Research and Development Expenses

	2012	2011	2010

Research and Development	1,555	1,464	2,412

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2012 was $1,555 compared to $1,464 for the year ended December 31, 2011 and $2,412 for the year ended December 31, 2010. The increase in 2012 was primarily due to the increase in bonuses paid in 2012 compared to 2011. The increase in 2010 as compared to 2012 and 2011, was primarily due to the increase in wages due to the dividend payment paid to our research and development staff.

Selling, General and Administrative Expenses

	2012	2011	2010

Selling, General and Administration	37,718	15,932	33,764

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2012 was $37,718 compared to $15,932 for the year ended December 31, 2011 and $33,764 for the year ended December 31, 2010. The increase in 2012 and in 2010 was primarily due to the increase in legal fees associated with the settlement of the Aastra, Mitel and NEC cases as well as the ongoing Apples, Cisco and Avaya cases in 2012 and the Microsoft litigation in 2010. Legal fees represent approximately 71% of general and administrative expenses for 2012 as compared to 40% for 2011 and 75% for 2010.

Within selling, general and administrative expenses, legal fees for the year ended December 31, 2012 was $26,537 compared to $6,342 for the year ended December 31, 2011 and $25,353 for the year ended December 31, 2010. The increase in 2010 was primarily due to the increase in legal fees associated with the settlement of the Microsoft litigation.

Other Income and Expenses

	2012	2011	2010

Other Income and Expense	927	5,595	30,516

Our non-cash loss related to the periodic revaluation of our Series I Warrants liability for the year ended December 31, 2012 was $927 compared to $5,595 for the year ended December 31, 2011 and $30,516 for the year ended December 31, 2010.  Our non-cash loss related to the periodic revaluation of our Series I Warrants liability decreased by $4,668 in the year ended December 31, 2012, as compared to the comparable period in 2011 as a result of a higher common share price and warrant exercises during the year ended 2012.

Interest income for the year ended December 31, 2012 was $329 compared to $228 for the year ended December 31, 2011, and $1,310 for the year ended December 31, 2010. These changes are due to timing on the maturity of the investments as well as the amount of cash available for investments.

Index

Liquidity and Capital Resources

For the year ended December 31, 2012, our cash and cash equivalents totaled $19,661 and our short-term investments totaled $26,493 compared to $49,482 and $14,438, respectively, for the year ended December 31, 2011 and $34,635 and $43,457, respectively, as of December 31, 2010.

Before entering into the Microsoft Settlement, we allocated a large amount of cash to legal fees and other expenses associated with the Microsoft litigation.  We expect that our cash and cash equivalents as of December 31, 2012, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses including the expenses for our ongoing complaints against Apple, Cisco, Siemens and Avaya in the United States District Court of the Eastern District of Texas, Tyler Division, as well as the complaint with the U.S. International Trade Commission, for at least the next 36 months.  While we do not expect to generate net income in the near term similar to in the net income generated during the year ended December 31, 2010, generally attributable to the Microsoft Settlement, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world over the long term.  However, we will not receive any proceeds from these claims unless and until they may be resolved in our favor, and we expect to continue to incur substantial legal and other costs associated with pursuit of our claims.

Contractual Commitments

The following table summarizes our contractual obligations, including interest expense, and commitments as of December 31, 2012:

Operating Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating Lease Obligations	46	46	---	---	---

Total	46	46	---	---	---

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could drastically increase in the near term but would have an immaterial impact to our consolidated balance sheets and statement of operations as there are only approximately 160,000 warrants outstanding.

Index

Item 8.  Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2012 and December 31, 2011	27
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	28
Consolidated Statements of Comprehensive Income (Loss) of VirnetX Holding Corporation for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	28
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	29
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	30
Notes to Financial Statements of VirnetX Holding Corporation	31

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. VirnetX Holding Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2012and 2011, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion as to the effectiveness of the Company’s control over financial reporting.

/s/ Farber Hass Hurley LLP

Granada Hills, California
March 1, 2013

Index

VirnetX Holding Corporation

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,661	$49,482
Investments available for sale	26,493	14,438
Prepaid taxes	14,963	10,459
Prepaid expenses and other current assets	114	91
Total current assets	61,231	74,470
Property and equipment, net	70	56
Intangible and other assets	12	60
Deferred tax benefit	—	47
Total assets	$61,313	$74,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,197	$1,227
Income tax liability	—	430
Derivative liability	4,172	4,699
Total current liabilities	7,369	6,356
Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2012 and 2011,
Issued and outstanding: 0 shares at December 31, 2012 and 2011	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2012 and 2011, Issued and outstanding: 51,150,242 shares and 50,619,136 shares, at December 31, 2012 and 2011, respectively	5	5
Additional paid-in capital	116,856	104,277
Accumulated deficit	(62,925)	(36,001)
Accumulated other comprehensive income/(loss)	8	(4)
Total stockholders' equity	53,944	68,277
Total liabilities and stockholders' equity	$61,313	$74,633

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue	$412	$20	$68
Operating expenses:
Royalty expense	—	—	59,207
Research and development	1,555	1,464	2,412
General, selling and administrative	37,718	15,932	33,764
Gain on settlement	—	—	(200,000)
Total operating expenses	39,273	17,396	(104,617)
Income (loss) from operations	(38,861)	(17,376)	104,685
Loss on change in value of embedded derivative and warrants	(927)	(5,595)	(30,516)
Interest income, net	329	228	1,310
Income (loss) before taxes	(39,459)	(22,743)	75,479
Income tax expense (benefit)	(12,535)	(5,480)	34,062
Net Income (loss)	$(26,924)	$(17,263)	$41,417
Basic earnings (loss) per share:	$(0.53)	$(0.35)	$0.91
Diluted earnings (loss) per share:	$(0.53)	$(0.35)	$0.84
Weighted average shares outstanding basic	50,934,266	50,028,413	45,452,550
Weighted average shares outstanding dilutive	50,934,266	50,028,413	49,066,704
Dividends declared per common share	$—	$—	$0.50

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income (loss)	$(26,924)	$(17,263)	$41,417
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments, net of tax	12	(3)	(984)
Other comprehensive income (loss), net of tax	12	(3)	(984)
Comprehensive income (loss)	$(26,912)	$(17,266)	$40,433

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

					Other	Total
			Additional		Comprehensive	Stockholders'
	Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Capital	Deficit	(Expense)	(Deficit)
Balance at December 31, 2009	39,750,927	$4.00	$26,861	$(35,572)	$-	$(8,707)

Stock issued for cash exercise of warrants at $2.52 per share, net	2,380,943	.24	5,395			5,395
Stock issued for cash exercise of warrants at $2.00 per share, net	1,233,741	.12	2,354			2,354
Stock issued for cash exercise of warrants at $3.00 per share, net	1,235,000	.12	3,750			3,750
Stock issued for cash exercise of warrants at $4.00 per share, net	1,235,000	.12	4,945			4,945
Stock issued for cash exercise of warrants at $1.80 per share, net	220,000	.02	396			396
Stock issued for cash exercise of warrants at $4.80 per share, net	228,648	.02	1,098			1,098
Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	1,787,620	.17	6,593			6,593
Stock issued for cash exercise of options, net	1,269,149	.12	1,404			1,404
Stock-based compensation			3,381			3,381
Deferred tax benefit related to stock based compensation			528			528
Fees and commissions			(980)			(980)
Derivative liability			22,462			22,462
Dividend				(23,600)		(23,600)
Net Income				41,417		41,417
Other comprehensive income net of tax					(984)	(984)
Comprehensive income						40,433
Balance at December 31, 2010	49,341,028	4.93	78,187	(17,755)	(984)	59,453

Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	855,536	.09	3,063			3,063
Stock-based compensation			4,368			4,368
Deferred tax benefit related to stock based compensation			2,331			2,331
Derivative liability			15,260			15,260
Cashless exercise of $4.80 underwriter warrants	24,178					--
Exercise of options	398,394	.04	1,068			1,068
Comprehensive income:
Reclassification adjustment for net loss included in net income				(983)	983	--
Net loss				(17,263)		(17,263)
Other comprehensive income net of tax					(3)	(3)
Comprehensive loss						(17,266)
Balance at December 31, 2011	50,619,136	5.06	104,277	(36,001)	(4)	68,277

Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	44,941	.01	161			161
Stock-based compensation			6,162			6,162
Deferred tax benefit related to stock based compensation			3,111			3,111
Derivative liability			1,454			1,454
Exercise of options	486,165	.04	1,691			1,691
Comprehensive income:
Net loss				(26,924)		(26,924)
Other comprehensive income net of tax					12	12
Comprehensive loss						(26,912)
Balance at December 31, 2012	51,150,242	$5.11	$116,856	$(62,925)	$8	$53,944

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$(26,924)	$(17,263)	$41,417
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	71	68	59
Stock-based compensation	6,162	4,367	3,381
Net change in deferred taxes	3,158	5,663	(2.851)
Change in value of derivative liability	927	5,595	30,516
Changes in assets and liabilities:
Receivables and other current assets	(23)	(3)	(39)
Prepaid taxes	(4,934)	(10,459)	—
Accounts payable and accrued liabilities	1,970	708	(3,960)
Income tax liability	—	(6,928)	7,358
Net cash provided by (used in) operating activities	(19,593)	(18,252)	75,881
Cash flows from investing activities:
Purchase of property and equipment	(37)	(51)	(13)
Purchase of investments	(59,342)	(34,082)	(44,441)
Proceeds from sale, maturity of investments	47,299	63,101	—
Net cash provided by (used in) investing activities	(12,080)	28,968	(44,454)
Cash flows from financing activities:
Payment of royalty obligation less imputed interest	—	—	(160)
Payment of dividend	—	—	(23,599)
Proceeds from exercise of options	1,691	1,068	1,341
Proceeds from exercise of warrants	161	3,063	23,615
Net cash provided by financing activities	1,852	4,131	1,197
Net increase (decrease) in cash and cash equivalents	(29,821)	14,847	32,623
Cash and cash equivalents, beginning of year	49,482	34,635	2,011
Cash and cash equivalents, end of year	$19,661	$49,482	$34,635
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$—	$9,600	$29,556
Cash paid during the year for interest	$—	$—	$10

The accompanying notes are an integral part of these consolidated financial statements

Index

VirnetX Holding Corporation
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Note 1 - Formation and Business of the Company

VirnetX Holding Corporation, which we refer to as” we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.    Prior to 2012 our revenue was limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement.  During 2012 we had revenues from settlements of patent infringement disputes whereby we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement (see “Revenue Recognition).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentations.

Use of Estimates

We have made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) as delineated by the Financial Accounting Standards Board (FASB) in its Accounting Standards Codification (ASC). Generally, assets and liabilities that are subject to estimation and judgment include the fair value of stock-based compensation, the fair value of our warrant liability and deferred income taxes. While actual results could differ, we believe such estimates to be reasonable.
.
Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements can be complex and may or may not include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Beginning January 1, 2011, licensing agreements are accounted for under the FASB revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

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

Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

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

Revenues recognized during 2012 resulted from settlements of patent infringement disputes (see Note 15 “Litigation”) whereby we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement.

Index

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.  Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Investments

Investments are classified as available-for-sale and are recorded at fair market value. Unrealized gain and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized.  The Company's investments consist of debt securities and certificates of deposit with maturity dates primarily less than nine months.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC.   During the year ended December 31, 2012, we had, at times, funds that were uninsured.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

Fair Value

The carrying amounts of our financial instruments, including cash equivalents, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

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

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to examinations by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable tax authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.  See Note 11, “Income Taxes” for additional information.

Derivative Instruments

Our Series I Warrants are accounted for as derivative instruments as a result of an anti-dilution provision which, in accordance with U.S. GAAP, prevents them from being considered indexed to our stock and qualified for an exception to derivative accounting.

We recognize derivative instruments as either assets or liabilities on the accompanying Consolidated Balance Sheets at fair value.  We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Operations.

Index

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 4 years. We estimate the forfeiture rate based on our historical experience if any. See Note 6 - Stock-Based Compensation for additional information concerning our share-based compensation awards.

In addition, as required we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2012 and 2011 we had incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during these periods.

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

On January 31, 2013 the FASB issued an update to an existing accounting standard the objective of which is to clarify the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement.  Management does not expect adoption to have an effect on our consolidated results of operations and financial position.

On February 5, 2013 the FASB issued an amendment to a prior update of existing standards.   The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  Management does not expect adoption to have an effect on our consolidated results of operations and financial position.

Impact of Recently Issued Accounting Pronouncements

New accounting guidance was issued in 2011 to require more prominent disclosure of comprehensive income. This guidance was effective for us beginning in the first quarter of 2012, and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. We elected to present two separate but consecutive statements. New accounting guidance was issued in February 2013 that requires the presentation of information about the amounts reclassified out of accumulated other comprehensive income by component for each reporting period. This guidance is effective for us in the first quarter of 2013 and is not expected to have an effect on our financial condition or results of operations.

In addition, new accounting guidance was issued in 2011 and 2012 which was intended to reduce the complexity and costs of performing annual goodwill and indefinite-lived intangible asset testing by allowing companies the option to make a qualitative evaluation about the likelihood of impairment to determine whether it should calculate the fair value of a reporting unit or the indefinite-lived intangible asset. The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations.

Note 3 - Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2012	2011	2010
Office furniture	$70	$57	$22
Computer equipment	115	91	75
Total	185	148	97
Less accumulated depreciation	(115)	(92)	(72)
	$70	$56	$25

Depreciation expense for the years ended December 31, 2012, 2011, 2010 was $23, $20 and $11 respectively.

Note 4 - Commitments

We lease our offices under an operating lease with a third party expiring in October 2013.  We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, $59 and $52 for the years ended December 31, 2012, 2011 and 2010 respectively.

For the Year	Minimum Required Lease Payments in Period
2013	$46
Total	$46

Index

Note 5 - Stock Plan

In 2005, VirnetX, Inc. adopted the 2005 Stock Plan (the "Plan"), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007.  Our Board of Directors renamed this Plan the VirnetX Holding Corporation 2007 Stock Plan and our stockholders approved the Plan at our 2008 annual stockholders' meeting.  The Plan provides for the issuance of up to 11,624,469 shares of our common stock.  To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan.  The Plan provides for the granting of stock options and restricted stock purchase rights (RSU) to our employees and consultants.  Stock options granted under the Plan may be incentive stock options or nonqualified stock options.  Incentive stock options ("ISO") may only be granted to our employees (including officers and directors).  Nonqualified stock options ("NSO") and stock purchase rights may be granted to our employees and consultants.

The Plan will expire 10 years after it was approved by our Board of Directors.  Options may be granted under the Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the case of an NSO,  the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant.  Stock options granted under the Plan typically vest over four years and have a 10 year term.  All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years.

Activity under the Plan is as follows:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	1,417,228	5,785,790	$2.57
Options granted	(345,250)	345,250	5.53
Options exercised	—	(1,269,149)	1.11
Options cancelled	31,500	(31,500)	5.48
Balance at December 31, 2010	1,103,478	4,830,391	3.14
Options granted	(475,000)	475,000	23.80
Options exercised	—	(398,393)	2.68
Balance at December 31, 2011	628,478	4,906,998	$5.12
Options granted	(367,500)	367,500	26.97
RSU’s granted	(151,665)	151,665	25.60
Options exercised	—	(486,165)	3.48
Options cancelled	12,109	(12,109)	17.34
Balance at December 31, 2012	121,422	4,927,889	$7.52

Note 6 - Stock-Based Compensation

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding					Options Vested and Exercisable
Date of Option Issue	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2006	$0.24	690,612	3.22	$0.24	690,612	3.22	$0.24
2007	4.20	1,277,574	4.56	4.20	1,277,574	4.56	4.20
2007	5.88-6.47	563,931	4.99	6.10	563,931	4.99	6.10
2008	1.74-6.20	207,000	5.39	4.93	207,000	5.39	4.93
2009	1.15- 1.58	934,711	6.26	1.16	830,777	6.26	1.16
2010	5.48-6.03	279,896	7.17	5.49	199,687	7.18	5.47
2011	19.85-23.62	455,000	8.40	23.37	195,416	8.37	23.62
2012	23.84 – 35.25	367,500	9.39	26.97	68,125	9.35	27.09
		4,776,224	5.68	$6.94	4,033,122	5.18	$4.59

Index

	RSU Outstanding			RSU Vested and Exercisable
Date of RSU Issue	Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2012	24.75 – 29.90	151,665	25.60	—	—
		151,665	$25.60	—	$—

The following table summarizes activity under the Plan for the indicated periods:

	Number of Shares	Weighted Average ExercisePrice	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,785,790	$2.57	—	—
Options granted	345,250	5.53	—	—
Options exercised	(1,269,149)	1.11	—	—
Options cancelled	(31,500)	5.48	—	—
Outstanding at December 31, 2010	4,830,391	3.14	—	—
Options granted	475,000	23.80	—	—
Options exercised	(398,393)	2.68	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2011	4,906,998	5.12
Options granted	367,500	26.97	—	—
Options exercised	(486,165)	3.48	—	—
Options cancelled	(12,109)	17.34	—	—
Outstanding at December 31, 2012	4,776,224	$6.94	5.68	$106,971

	Number of RSU's	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	—	—
RSU's granted	151,665	25.60	—
RSU's exercised	—	—	—
RSU's cancelled	—	—	—
Outstanding at December 31, 2012	151,665	$25.60	$574

Intrinsic value is calculated as the difference between the per share market price of our common stock on the last trading day of 2012, which was $29.28, and the exercise price of the options.  For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $1,691and $1,068 from stock options exercised in 2012 and 2011, respectively. The total intrinsic value of options exercised was $11,509, $8,050 and $7,350 during the years ended December 31, 2012, 2011 and 2010, respectively.  The aggregate intrinsic value of options exercisable at December 31, 2012 was $99,723.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Employee stock options	$5,171	$4,367	$3,381
RSU’s	991	—	—
Total stock-based compensation expense	$6,162	$4,367	$3,381

As of December 31, 2012, there was $12,883 of unrecognized stock-based compensation expense expected to be recognized related to unvested employee stock options and $2,891 of unrecognized stock-based compensation expense to be recognized related to unvested RSU’s. These costs are expected to be recognized over a weighted-average period of 1.36 and 2.81 years, respectively.

Index

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Expected stock price volatility		111%		123%		110%
Risk-free interest rate		1.90%		3.05%		3.66%
Expected life term (in years)	6.8	years	6.6	years	7.0	years
Expected dividends		0%		0%		0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $23.15, $21.13 and $4.83 during the years ended December 31, 2012, 2011 and 2010 respectively.

The expected life was determined using the simplified method outlined in ASC 718, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have no history of forfeited options and believe that all outstanding options at December 31, 2012, will vest.  In the future, the Company may change this estimate based on actual and expected future forfeiture rates.

Note 7 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period.  Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2012 and 2011, we incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic loss per share calculations:

	Period Ended December 31,
	2012	2011	2010
Net income (loss)	$(26,924)	$(17,263)	$41,417
Basic weighted average number of shares outstanding	50,934	50,028	45,453
Diluted weighted average number of shares outstanding	50,934	50,028	49,067
Basic earnings (loss) per share	$(0.53)	$(0.35)	$0.91
Diluted earnings (loss) per share	$(0.53)	$(0.35)	$0.84

Options to purchase 2.3 million shares at prices ranging from $0.24 to $6.47 were excluded from the diluted earnings per share calculation for the year ending December 31, 2010 because they would have been anti-dilutive due to their exercise prices exceeding the average market prices for the period.

Note 8 - Common Stock

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

Note 9 - Warrants

Information about warrants outstanding during the twelve months ended December 31, 2012 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2011	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2012	Expiration Date

2,619,036	(1)	$3.59	204,908	—	(44,941)	—	159,967	March 2015
Total			204,908		(44,941)	—	159,967

(1)	Referred to as our Series I Warrants.

Index

Note 10 - Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees.  The Company's matching contribution to the plan was approximately, $41 in 2012, $36 in 2011 and $36 in 2010.

Note 11 - Income Taxes

The (benefit) provision for income taxes is comprised of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$(12,154)	$(8,036)	27,822
State	(428)	(767)	9,609
Foreign	-	(9)	11
	(12,582)	(8,812)	37,442
Deferred:
Federal	40	3,331	(3,380)
State	7	1	-
Foreign	-	-	-
	47	3,332	(3,380)
Total (benefit) provision for income taxes	$(12,535)	$(5,480)	34,062

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
United States federal statutory rate	(35.00%)	(35.00%)	35.00%
State taxes, net of federal benefit	(1.07%)	(2.19%)	8.28%
Valuation allowance	4.41%	4.39%	(9.69%)
Stock options	(0.14%)	1.92%	0.00%
Prior year true-up	(1.03%)	-	-
Warrants	0.82%	8.60%	14.15%
Other	0.32%	(1.79%)	(3.64%)
Balance at the end of the year	(31.69%)	(24.07%)	44.10%

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Deferred tax assets:
Reserves and accruals	$50	$46	$53
State tax	1	1	3,326
Research and development credits and other credits	-	-	225
Net operating loss carry forward	2,254	2,822	372
Stock based compensation	4,506	3,155	3,109
Other	177	211	-
Total deferred tax assets	6,989	6,235	7,085

Valuation allowance	(6,970)	(6,168)	(3,687)
Deferred tax assets after valuation allowance	19	67	3,398

Deferred tax liability
Depreciation and amortization	(19)	(20)	(18)
		-	-
Total deferred tax liability	(19)	(20)	(18)

Net deferred tax assets	$0	$47	$3,380

Index

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, we believe it is more likely than not that the net deferred tax assets as of December 31, 2012 will not be fully realizable. Accordingly, management has established a full valuation allowance against its net deferred tax assets at December 31, 2012. The net change in the total valuation allowance for the year ended December 31, 2012 was an increase of $802. At December 31, 2012, the Company has federal and state net operating loss carry forwards of approximately $912 and $39,432, respectively expiring in 2027 and 2012, respectively. At December 31, 2012, the Company has federal research and development credits carry forwards of approximately zero expiring beginning in 2031.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Our capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct net operating loss carry forward in excess of the Section 382 Limitation. Management has analyzed the utilization of its net operating loss carry forward against taxable income in future periods and determined on a more likely than not basis it will be able to use all its recognized net operating losses before they expire.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided contingent reserve under ASC 740-10 of $128 and $128 at December 31, 2012 and December 31, 2011, respectively. Our tax returns are subject to review by various tax authorities. The returns are subject to review those from 2005 forward.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have associated accrued interest or penalties nor was any interest expense or penalties recognized during the year ended December 31, 2012.

A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at the beginning of the year	$128	$128	$-
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	128
Settlements	-	-	-
Lapse of applicable statute of limitations	-	-	-
Balance at the end of the year	$128	$128	$128

Index

Note 12 - Fair Value Measurement

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts for cash and cash equivalents, investments in certificates of deposit, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity.

Certificate of deposits: Fair value measured at face value plus accrued interest.

Corporate bonds:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a Binomial valuation model. As of December 31, 2012, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $29.28, a discount rate of 0.72%, and a volatility of 94.15%. As of December 31, 2011, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $24.97, a discount rate of 0.83%, and a volatility of 123%.

The following table sets forth by level, within the fair value hierarchy, our financial instrument assets as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$17,836	—	—	$17,836

Corporate Bonds:
AA	4,099	—	—	4,099
A	4,047			4,047
BAA	511			511
Total Corporate Bonds	8,657	—	—	8,657

Total Investments at Fair Value	$26,493	—	—	$26,493

The following table sets forth by level, within the fair value hierarchy, our financial instrument assets as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Certificates of deposit	$2,584	—	—	$2,584

Corporate Bonds:
AA	2,011	—	—	2,011
A	9,843	—	—	9,843
Total Corporate Bonds	11,854	—	—	11,854

Total Investments at Fair Value	$14,438	—	—	$14,438

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,172	$4,172
Total	$—	$—	$4,172	$4,172

Index

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,699	$4,699
Total	$—	$—	$4,699	$4,699

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the year ended December 31, 2012, 2011 and 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Beginning Balance	$4,699	$14,364	$6,311
Net loss included in earnings	927	5,595	30,516
Settlements	(1,454)	(15,260)	(22,463)
Ending Balance	$4,172	$4,699	$14,364

Note 13 - Patent Portfolio

As of December 31, 2012, we own 20 issued U.S. and 32 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

As of December 31, 2012, the expected future amortization of the intangible assets is as follows:

2013	$12
Total	$12

Index

Note 14 - Litigation

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.

VirnetX Inc. v. Cisco Systems, Inc. et al
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have dismissed the patent infringement cases against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $33,561 in daily interest up to final judgment and $330,201 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order. If the parties fail to agree to a license, the Court requested that we file the appropriate motion with the Court. The preparations for the jury trial against Cisco on March 4, 2013 are underway.

VirnetX Inc. v. Mitel Networks Corporation et al
On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe three of our patents.  We seek damages and injunctive relief. On April 12, 2011 we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant. On July 11, 2012, Mitel Network Corporation signed a license agreement with us and we dismissed the patent infringement case against them. On July 12, 2012 we had a claims construction hearing in this case and a markman order was issued on August 1, 2012. On January 29, 2013 Siemens signed a license agreement with us and we dismissed the patent infringement case against them. The preparations for the jury trial against Avaya on March 4, 2013 are underway.

VirnetX Inc. v. Apple, Inc
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181.  We seek damages and injunctive relief.  No hearing or trial dates have been set.

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.

ITC Investigation No. 337-TA-858
On July 18, 2012, the Administrative Law Judge (ALJ) assigned to investigate our complaint, against Apple Inc., identified a procedural discrepancy with our complaint and dismissed it. On September 14, 2012, we re-filed our complaint with the ITC jointly with Science Applications International Corporation (SAIC) [NYSE: SAI] to remove a procedural standing issue that was identified as the reason for dismissal of our previous complaint. On October 16, 2012, the United States International Trade Commission (ITC) accepted our complaint and instituted an investigation against Apple and assigned ALJ E. James Gildea to preside over this investigation. Subsequently on October 23, 2012, the ALJ issued an order setting February 21, 2014 as the target date for completion of this investigation. The hearing in-front of ALJ is scheduled for May 20, 2013. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.

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

Note 15 - Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(in thousands except per share)
2012
Revenue	$-	$36	$368	$8
Loss from operations	(7,223)	(11,734)	(9,371)	(10,533)
Net loss	(4,707)	(10,264)	(4,719)	(7,234)
Basic loss per common share	$(0.09)	$(0.20)	$(0.09)	$(0.14)
Diluted loss per common share	$(0.09)	$(0.20)	$(0.09)	$(0.14)

	First	Second	Third	Fourth
	(in thousands except per share)
2011
Revenue	$16	$1	$3	$-
Loss from operations	(2,752)	(3,754)	(4,180)	(6,690)
Net (loss) income	(7,122)	(9,805)	5,879	(6,215)
Basic earnings (loss) per common share	$(0.14)	$(0.20)	$0.12	$(0.12)
Diluted earnings (loss) per common share	$(0.14)	$(0.20)	$0.11	$(0.12)

Note 16. Subsequest Event

On January 29, 2013, we entered into a License Agreement with Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc.. Under the terms of the Agreement, the Parties have agreed to dismiss the patent infringement case between the Parties and their affiliates before the U.S. District Court for the Eastern District of Texas.

On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the November 6, 2012 jury verdict against Apple, Inc. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay daily interest up to final judgment and daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. The Court has ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order. If the parties fail to agree to a license, the Court requested that we file the appropriate motion with the Court for its assistance. There can be no assurance a license agreement can be reached. Due to the remaining uncertainty regarding the conclusion of this litigation, the financial statements do not include any provision for gains or losses regarding this matter.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited the internal control over financial reporting of VirnetX Holding Corporation (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated March 1, 2013, expressed an unqualified opinion on those financial statements.

/s/ Farber Hass Hurley LLP

Granada Hills, California
March 1, 2013

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2012.

The purpose of this evaluation was to determine whether as of December 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2012; their report is included elsewhere herein.

Item 9B.  Other Information.

None.

Index

PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2013 annual meeting of stockholders (the “Definitive Proxy Statement”) which will be filed within 120 days of our fiscal year end.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Board of Directors,” “Nominee and Continuing Directors,” “Executive Officers,” “Composition of the Board of Directors,” “Board Meetings and Committees and Annual Meeting Attendance,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Compensation Committee Matters,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Outstanding Equity Awards at 2012 Fiscal Year-End,” and “Option Exercises in Fiscal Year 2012.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the section “Voting Securities and Principal Holders.”

Securities Authorized for Issuance Under Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2007 Stock Plan”, or the Plan, which has been approved by our stockholders.  The Plan provides for the granting of up to 11,624,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2018.  As of December 31, 2012, there were 121,422 shares available to be granted under the Plan. We had 4,776,224 and 4,906,998 options outstanding at December 31, 2012, and December 31, 2011, respectively, with an average exercise price of $6.94 and $5.12, respectively and 151,665 and zero restricted stock units outstanding at December 31, 2012 and December 31, 2011 respectively with an average exercise price of $25.60 and zero respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	5,087,856	7.40	121,422
Equity compensation plans not approved by security holders	—		—
Total	5,087,856	7.40	121,422

On April 5, 2012 the Compensation Committee granted 50,000 options to the employees of VirnetX Inc. On April 13, 2012 the Compensation Committee granted an additional 190,000 options and 126,666 RSU’s to the employees of VirnetX, Inc. On May 24, 2012 the Compensation Committee granted an additional 37,500 options and 24,999 RSU’s to the Board of Directors of VirnetX, Inc. On July 23, 2012 the Compensation Committee granted an additional 40,000 options to the employees of VirnetX, Inc. On October 23, 2012 the Compensation Committee granted an additional 50,000 options to the employees of VirnetX, Inc.

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

Dated: March 1, 2013

Index

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 1, 2013
Kendall Larsen	(Principal Executive Officer)

/s/ Richard Nance	Chief Financial Officer	March 1, 2013
Richard Nance	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 1, 2013
Robert D. Short III

/s/ Scott C. Taylor	Director	March 1, 2013
Scott C. Taylor

/s/ Michael F. Angelo	Director	March 1, 2013
Michael F. Angelo

/s/ Thomas M. O'Brien	Director	March 1, 2013
Thomas M. O'Brien

Index

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.2	Form of Series I Warrant. (3)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Scott C. Taylor, Michael F. Angelo, Thomas M. O'Brien and Richard Nance. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3	2007 Stock Plan. (4)
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (2)
10.7	Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Science Applications International Corporation, dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Science Applications International Corporation, dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Science Applications International Corporation, dated as of August 12, 2005. (6)
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Science Applications International Corporation, dated as of March 12, 2008. (7)
10.13	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.14	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.15*	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (9)
10.16	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and the Company. (10)
10.17*	Settlement and License Agreement, by and between Microsoft Corporation, a Washington corporation, and VirnetX, Inc., a Delaware corporation. (11)
10.18	Amended Form of Stock Option Agreement - 2007 Stock Plan. (11)
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.
(2)	Incorporated herein by reference to the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 16, 2009.
(3)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.
(4)	Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 25, 2008.
(5)	Incorporated herein by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
(6)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on July 12, 2007.
(7)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.
(8)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on August 10, 2009.
(9)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 7, 2010.
(10)	Incorporated by reference to the Company's Form 10-Q/A (Commission File No. 001-33852) for the period ended June 30, 2010, filed with the Securities and Exchange Commission on January 31, 2011.
(11)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 10, 2011.

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