Form 10-Q
period 2013-03-31
VirnetX Holding Corp
filed 2013-05-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 6, 2013, was 51,151,075.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,577	$19,661
Investments available for sale	21,091	26,493
Prepaid taxes	14,963	14,963
Prepaid expense and other current assets	642	114
Total current assets	54,273	61,231
Property and equipment, net	68	70
Intangible and other assets	—	12
Total assets	$54,341	$61,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,127	$3,197
Derivative liability	2,566	4,172
Total current liabilities	6,693	7,369
Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at March 31, 2013, and December 31, 2012, Issued and outstanding: 0 shares at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2013 and December 31, 2012, Issued and outstanding: 51,151,075 shares at March 31, 2013, and 51,150,242 shares at December 31, 2012	5	5
Additional paid in capital	118,458	116,856
Accumulated deficit	(70,815)	(62,925)
Accumulated other comprehensive income	—	8
Total stockholders' equity	47,648	53,944
Total liabilities and stockholders' equity	$54,341	$61,313

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenue	$293	$--
Operating expense:
Research and development	304	256
General, selling and administrative	9,518	6,967
Total operating expense	9,822	7,223
Loss from operations	(9,529)	(7,223)
Gain on change in value of derivative liability	1,606	269
Interest income, net	34	74
Loss before taxes	(7,889)	(6,880)
Income tax (provision) benefit	(2)	2,173
Net loss	$(7,891)	$(4,707)
Basic and diluted loss per share:	$(0.15)	$(0.09)
Weighted average shares outstanding basic and diluted	51,151	50,658

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss	$(7,891)	$(4,707)
Other comprehensive loss, net of tax:
Change in unrealized loss on investments, net of tax	(8)	(18)

Comprehensive loss	$(7,899)	$(4,725)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(7,891)	$(4,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	17
Stock-based compensation	1,585	873
Net change in deferred taxes	—	7
Change in value of derivative liability	(1,606)	(269)
Changes in assets and liabilities:
Prepaid taxes	—	(2,180)
Prepaid expenses and other current assets	(528)	(356)
Accounts payable and accrued liabilities	930	2,529
Net cash used in operating activities	(7,493)	(4,086)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(10)
Purchase of investments	(12,989)	(23,980)
Proceeds from sale or maturity of investments	18,385	18,461
Net cash provided by (used in) investing activities	5,392	(5,529)
Cash flows from financing activities:
Proceeds from exercise of options	17	90
Net cash provided by financing activities	17	90
Net decrease in cash and cash equivalents	(2,084)	(9,525)
Cash and cash equivalents, beginning of period	19,661	49,482
Cash and cash equivalents, end of period	$17,577	$39,957
Cash paid during the period for taxes	$2	$—

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

We have executed licenses and intend to seek further licensees for our technology, including our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website and intend to use these rates and guidelines in all future license negotiations.

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below.  Users of financial information produced for interim periods are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2012 Annual Report on Form 10-K.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of; (i) the condensed consolidated statements of operations for the three month periods ended March 31, 2013 and 2012; (ii) the condensed consolidated statements of comprehensive loss for the three month periods ended March 31, 2013 and 2012; (iii) the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012; and (iv) the condensed consolidated statements of cash flows for the three month periods ended March 31, 2013 and 2012. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 31, 2012 was derived from our 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Index

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

•
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

•
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

For the three months ended March 31, 2013, we recognized royalty revenue of $293, as part of settlement agreements entered into with customers during the patent infringement actions (see “Legal Proceedings”).  In accordance with our revenue recognition policy related to a licensee’s product sales from prior periods, the amounts recognized resulted from negotiated agreements with licensees that utilized our patented technology prior to signing a patent license agreement with us. We record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.  We, in the patent infringement actions did not request, nor receive any amounts allocable to settlement fees, expense reimbursement, damages or any other amount unrelated to historical sales.  Revenue to be earned from forward licensing agreements entered into as a result of the litigation will be recognized as the earnings process is completed, license fees are fixed and determinable, and in accordance with our revenue recognition policy.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the period ended March 31, 2013 we had, at times, funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for March 31, 2013, included a warrant exercise price of $3.59 per share, a common share price of $19.17, a discount rate of 0.77%, and a volatility of 92.09%. The assumptions used for December 31, 2012, were a warrant exercise price of $3.59 per share, a common share price of $29.28, a discount rate of 0.72%, and a volatility of 94.15%.

Index

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2013 and December 31, 2012.

	March 31, 2013
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$21,091	$—	$—	$21,091
Total investments at fair value	$21,091	$—	$—	$21,091

	December 31, 2012
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$17,836	$—	$—	$17,836

Corporate bonds:
AA	4,099	—	—	4,099
A	4,039	8	—	4,047
BAA	511	—	—	511
Total corporate bonds	8,649	8	—	8,657

Total investments at fair value	$26,485	$8	$—	$26,493

The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,566	$2,566
Total	$—	$—	$2,566	$2,566

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,172	$4,172
Total	$—	$—	$4,172	$4,172

Index

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2012	$4,172	Balance December 31, 2011	$4,699
Gain on derivative liability included in net loss	(1,606)	Gain on derivative liability included in net loss	(269)
Balance March 31, 2013	$2,566	Balance March 31, 2012	$4,430

New Accounting Pronouncement

In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The amended standard did not impact our financial position or results of operations.

Note 3 — Patent Portfolio

As of March 31, 2013, we own 20 issued U.S. and 32 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours. Capitalized patent costs, net of amortization, are included in intangible and other assets in the accompanying Condensed Consolidated Balance Sheet at December 31, 2012, and fully amortized at March 31, 2013.

Index

Note 4 - Income Taxes

The income tax expense for the three months ended March 31, 2013 was $2. As a result of net operating losses during the period the provision reflects only minimum tax payments.  We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

The income tax benefit for the three months ended March 31, 2012 was $2,173, which was a negative effective income tax rate of 32 percent.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2013 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2013. The valuation allowance carried against our net deferred tax assets was $8,704 and $6,970 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, we have federal and state net operating loss carry-forwards of approximately $8,767 and $45,991 respectively, expiring beginning in 2027 and 2016, respectively.

Effective January 1, 2009, we adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. We are now required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2013, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 5 — Commitments

On October 30, 2011, we entered into a new lease agreement with Sierra Tahoe Professional Center, LLC., for our corporate headquarters located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada 89448. The lease commencement date was October 30, 2011 and includes monthly payments of $5 until the lease term expires in October 2013

The company has entered into a non-cancelable agreement for corporate promotional and marketing purposes for a period of ten years at a cost of $4,000. Initial payments of $250 have been prepaid and are included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. The remaining balance is due on March 1 of the year in which facility will become available for use, which the lessor anticipates will be in 2014 or 2015. We will amortize the agreement beginning in the year in which the facility is available for use. The lease terms include certain refunds, deductions, etc. in the event construction is delayed or not completed within specified time-frames.

Note 6 — Stock Based Compensation

We have a stock incentive plan for employees and others, the VirnetX Holding Corporation 2007 Stock Plan(the “Plan”), which has been approved by our stockholders. On April 13, 2012, the Compensation Committee of our Board of Directors approved amendments to the Plan to allow us to grant restricted stock unit awards. Under the Plan 11,624,469 shares of our common stock are reserved for issuance including stock options, stock purchase rights and restricted stock units (RSUs). The Plan will expire in 2018.  As of March 31, 2013, 118,922 shares remained available for grant under the Plan.

We had 4,781,224 and 4,776,224 options outstanding at March 31, 2013, and December 31, 2012, respectively, with a weighted average exercise price of $7.08 and $6.94, respectively. At March 31, 2013 and December 31, 2012 we had 148,332 and 151,665 RSU’s outstanding with weighted average grant-date fair values of $25.62 and $25.60, respectively.

During the three months ending March 31, 2013, we granted options for a total of 40,000 shares with a weighted average fair value at the grant date of $35.05.  There were no share-based awards during the three months ended March 31, 2012.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with following weighted average assumptions for the three months ending March 31, 2013: (i) dividend yield on our common stock of 0 percent; (ii) expected stock price volatility of 94.15 percent; (iii) a weighted average risk-free interest rate of 1.98 percent; and (iv) an expected option term of 6.10 years. During the three months ending March 31, 2013 and 2012, there were no RSU’s granted.

Stock-based compensation expense included in general and administrative expense was $1,585 and $873 for the three months ended March 31, 2013 and 2012 respectively.

As of March 31, 2013, the unrecognized stock-based and RSU’s compensation expense related to non-vested stock options and RSU’s was $12,650 and $2,617 respectively, which will be amortized as expense over an estimated weighted average vesting amortization period of approximately 2.43 and 2.55 years respectively.

Index

Note 7 — Warrants

Information about warrants outstanding during the three months ended March 31, 2013 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2012	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2013	Expiration Date

2,619,036	(1)	$3.59	159,967	—	—	—	159,967	March 2015
Total			159,967		—	—	159,967

(1)	Referred to as our Series I Warrants.

Note 8 — Litigation

We have five intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. We filed our opposition to this motion on April 10, 2013. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not colorably different” with regards to the accused functionality. Under our agreements with Science Applications International Corporation (SAIC), we would pay to SAIC 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims.  However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. We are awaiting the Court’s decision in this matter.

The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.

Index

VirnetX Inc. v. Mitel Networks Corporation et al
On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe three of our patents. We seek damages and injunctive relief. On April 12, 2011 we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant. On July 11, 2012, Mitel Network Corporation signed a license agreement with us and we dismissed the patent infringement case against them. On July 12, 2012 we had a claims construction hearing in this case and a markman order was issued on August 1, 2012. On January 29, 2013 Siemens signed a license agreement with us and we dismissed the patent infringement case against them. On April 9, 2013, the Court issued a new docket control order in our lawsuit against the remaining defendant Avaya Inc. According to this new order, jury selection is set for September 3, 2013 followed by a jury trial on September 9, 2013. A pretrial conference has been scheduled for August 22, 2013.

VirnetX Inc. v. Apple, Inc.
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

Note 9 — Subsequent Events

None

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

Index

We have five intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Apple, Inc., Cisco Systems, Inc., and Avaya Inc. infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint pending with the United States International Trade Commission (ITC) against Apple, Inc. On October 31, 2012, a jury trial began regarding our Compliant against Apple. On November 6, 2012, jurors found that Apple infringed four of our patents. (see Legal Proceedings). The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable.  We have a motion pending in the court requesting a new trial (see Legal Proceedings). The trial against Avaya is now scheduled for jury selection on September 3, 2013. On February 27, 2013 we filed a motion to withdraw our complaint against Apple in the ITC. We are awaiting final dismissal of our complaint by the ALJ .

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

Recent Developments

On April 4, 2013, the European Patent Office (EPO) issued a notice indicating that it intends to grant to VirnetX a patent based on Application No. 10012245.6, entitled “Third Party VPN Certification.”

On April 5, 2013, we updated our licensing declaration to European Telecommunications Standards Institute (ETSI) and the Alliance for Telecommunications Industry Solutions (ATIS) with an additional developing specification in the 3GPP LTE, SAE project.  We now have identified 18 specifications or developing specifications in the 3GPP LTE, SAE project to which its patents and patent applications are or may become essential.

On April 22, 2013, the ALJ assigned to investigate our complaint against Apple at the ITC, issued an order with the initial determination granting our motion to terminate the investigation against Apple and denying Apple’s motion for sanctions against us.

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

New Accounting Pronouncements

In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The amended standard did not impact our financial position or results of operations.

Index

Results of Operation

Three Months Ended March 31, 2013
Compared with Three Months Ended March 31, 2012
(in thousands, except per share amounts)
Revenue

We had $293 in revenue for the three months ended March 31, 2013 and no revenues for the three months ended March 31, 2012. Our revenue in 2013 was royalties earned from license agreements with our customers and all license agreements entered into have been priced in accordance with our standard royalty rates and guidelines.

For the three months ended March 31, 2013, we recognized royalty revenue, as part of settlement agreements entered into with customers during the patent infringement actions (see “Legal Proceedings”).  In accordance with our revenue recognition policy related to a licensee’s product sales from prior periods, the amounts recognized resulted from negotiated agreements with licensees that utilized our patented technology prior to signing a patent license agreement with us. We record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured. We, in the patent infringement actions did not request, nor did we receive any amounts allocable to settlement fees, expense reimbursement, damages or any other amount unrelated to historical sales.  Revenue to be earned from forward licensing agreements entered into as a result of the litigation will be recognized as the earnings process is completed, license fees are fixed and determinable, and in accordance with our revenue recognition policy.

Research and Development Expenses

Our research and development expenses increased by $48 to $304 for the three months ended March 31, 2013, from $256 for the three months ended March 31, 2012. This increase was primarily due to the addition of an engineer, increase in wages and medical costs for our employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses increased by $2,551 to $9,518 for the three months ended March 31, 2013, from $6,967 for the three months ended March 31, 2012. The increase is primarily due to an increase in legal fees of $1,747 associated with the current patent infringement actions, as well as increases in wages and medical expenses for our employees, when comparing the three months ended March 31, 2013, with the three months ended March 31, 2012.

Other Income and Expenses

For the three months ended March 31, 2013, the non-cash gain related to the periodic revaluation of our Series I Warrants liability was $1,606, which compares to a non-cash gain of $269 for the three months ended March 31, 2012. The balance of the liability for the Series I Warrants decreased to $2,566 at March 31, 2013, from $4,172 at December 31, 2012. The gain from the revaluations of the warrant liability in the three months ended March 31, 2013 and 2012 were primarily the result of decrease in our common share price during the periods.

Interest income decreased by $40 to $34 for the three months ended March 31, 2013, from $74 for the comparable 2012 period.

Liquidity and Capital Resources

As of March 31, 2013, our cash and cash equivalents totaled approximately $17,577 and our short-term investments totaled approximately $21,091, compared to cash equivalents of approximately $19,661 and short-term investments of approximately $26,493 at December 31, 2012. Working capital was $47,580 at March 31, 2013 and $53,862 at December 31, 2012. The decrease in cash and investments during the three months ended March 31, 2013 was primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2013, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for at least the next 30 months.  Over the long term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index

Income Taxes

The income tax expense for the three months ended March 31, 2013 was $2.  As a result of net operating losses during the period the provision reflects only minimum tax payments.  We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

The income tax benefit for the three months ended March 31, 2012 was $2,173, which was a negative effective income tax rate of 32 percent.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2013 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2013. The valuation allowance carried against our net deferred tax assets was $8,704 and $6,970 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, we have federal and state net operating loss carry-forwards of approximately $8,767 and $45,991 respectively, expiring beginning in 2027 and 2016, respectively.

Effective January 1, 2009, we adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize the impact of a tax position in our financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2013, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of March 31, 2013.

Other Market Risks

We have no obligation to settle our Series I Warrant obligations in cash. However, these derivative instruments are accounted for as liabilities on our consolidated balance sheets and are marked-to-market each period based on their estimated fair value. The non-cash gains or losses from the decreases and increases in the estimated fair value of the warrant liability are recognized in earnings each period. The estimated fair value is determined in large part by reference to our assumptions and estimates of various factors. Our liability will increase by approximately $200 and we may recognize significant non-cash losses, all other factors being constant if the market price of our common shares increases by $1.  Conversely, our liability will decrease by approximately $200 and we may recognize significant non-cash gains, if all other factors being constant, if the market price of our common shares decreases by $1.

Index

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.

The purpose of this evaluation was to determine whether as of March 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have five intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. We filed our opposition to this motion on April 10, 2013. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not colorably different” with regards to the accused functionality. Under our agreements with Science Applications International Corporation (SAIC), we would pay to SAIC 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims.  However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these metters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. We are awaiting the Court’s decision in this matter.

The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.

VirnetX Inc. v. Mitel Networks Corporation et al
On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe three of our patents. We seek damages and injunctive relief. On April 12, 2011 we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant. On July 11, 2012, Mitel Network Corporation signed a license agreement with us and we dismissed the patent infringement case against them. On July 12, 2012 we had a claims construction hearing in this case and a markman order was issued on August 1, 2012. On January 29, 2013 Siemens signed a license agreement with us and we dismissed the patent infringement case against them. On April 9, 2013, the Court issued a new docket control order in our lawsuit against the remaining defendant Avaya Inc. According to this new order, jury selection is set for September 3, 2013 followed by a jury trial on September 9, 2013. A pretrial conference has been scheduled for August 22, 2013.

Index

VirnetX Inc. v. Apple, Inc.
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

Index

ITEM 1A — RISK FACTORS

You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q, as well as our Annual Form 10-K filed March 1, 2013 before making any investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in our shares .

Risks Related to Our Business and Our Financial Reporting

We may not be able to capitalize on market opportunities related to our licensing strategy or our patent portfolio.

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues.  We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.  Factors that may affect our ability to execute our current business strategy including, but are not limited to:

●
Although we have to date entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships and existing settlement and license agreements may not generate the financial results we expect;

●	Third parties may challenge the validity of our patents;

●	The pendency of our various litigations may cause potential licensees not to do business with us;

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

We believe our patents are valid, enforceable and valuable.  Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business.  Similar challenges could also prevent us from obtaining additional patents in the future.  Even if we are successful in enforcing our rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect.  These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest.  If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

We are involved and will continue to be involved in numerous litigation matters defending our patent portfolio, which can be time-consuming and costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation matters.  We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterparties to our litigation are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize products.

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

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences to which we may not be able to adapt successfully.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

●
New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has recently modified some tests used by the United States Patent and Trademark Office (USPTO) in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.  In addition, the United States recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents

●	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

●	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

●	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

Index

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

Although we believe that we currently maintain effective control over our disclosures and procedures and internal control over financial reporting, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting.   If we experience any material weaknesses in our internal control over financial reporting the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, and any of which could cause our share price to decline.

Risks Related to Our Stock

We do not currently pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

Although we paid a special cash dividend to holders of our common stock with a record date of July 1, 2010, we do not currently pay regular dividends on our common stock and instead, retain future earnings to fund our business plan.  Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities.  We therefore can’t assure you that our Board of Directors will determine to pay regular or special dividends in the future. Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

The exercise of our outstanding stock options would result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2013, we had outstanding options to purchase an aggregate of 4,781,224 shares of common stock representing 9.3% of our total shares outstanding as of March 31, 2013, of which 4,182,533 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Index

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between April 1, 2011, and March 31, 2013, the reported last sale price on NYSE MKT for our common stock ranged between $12.38 and $40.47 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivative transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	general economic and financial conditions.

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority ("FINRA"). While SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock it will be detected, prosecuted or successfully eradicated. Significant short selling or other types of market manipulation could cause our stock trading price to decline, to become more volatile, or both.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had net income of $41.4 million for the year ended December 31, 2010, a net loss of $17.3 million for the year ended December 31, 2011, a net loss $26.9 million for the year ended December 31, 2012 and a net loss $7.9 million for the quarter ended March 31, 2013 with an accumulated deficit of $70.8 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Index

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

As of March 31, 2013, our executive officers and directors beneficially owned approximately 20% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

VIRNETX HOLDING CORPORATION

By:	/s/ Kendall Larsen
	Name	Kendall Larsen

	Title	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard H. Nance
		Name	Richard H. Nance

		Title	Chief Financial Officer (Principal Financial Officer and

Principal Accounting Officer)
Date: May 10, 2013

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