Form 10-Q
period 2013-06-30
VirnetX Holding Corp
filed 2013-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2013, was 51,203,141.

VIRNETX HOLDING CORPORATION

Index

PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except  share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,878	$19,661
Investments available for sale	13,382	26,493
Prepaid taxes	—	14,963
Prepaid expense and other current assets	601	114
Total current assets	46,861	61,231
Property and equipment, net	65	70
Intangible and other assets	—	12
Total assets	$46,926	$61,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,861	$3,197
Derivative liability	2,686	4,172
Total current liabilities	4,547	7,369
Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at June 30, 2013, and December 31, 2012, Issued and outstanding: none	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at June 30, 2013 and December 31, 2012, Issued and outstanding: 51,203,141 shares at June 30, 2013, and 51,150,242 shares at December 31, 2012	5	5
Additional paid in capital	120,229	116,856
Accumulated deficit	(77,847)	(62,925)
Accumulated other comprehensive income (loss)	(8)	8
Total stockholders' equity	42,379	53,944
Total liabilities and stockholders' equity	$46,926	$61,313

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$6	$36	$300	$36
Operating expense:
Research and development	382	274	686	530
General, selling and administrative	6,202	11,496	15,722	18,463
Total operating expense	6,584	11,770	16,408	18,993
Loss from operations	(6,578)	(11,734)	(16,108)	(18,957)
Gain (loss) on change in value of derivative liability	(120)	(2,248)	1,486	(1,979)
Interest income, net	23	128	56	202
Loss before taxes	(6,675)	(13,854)	(14,566)	(20,734)
Income tax (expense) benefit	(354)	3,590	(356)	5,763
Net loss	$(7,029)	$(10,264)	$(14,922)	$(14,971)
Basic and diluted loss per share:	$(0.14)	$(0.20)	$(0.29)	$(0.29)
Weighted average shares outstanding basic and diluted	51,179	50,874	51,165	50,766

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(7,029)	$(10,264)	$(14,922)	$(14,971)
Other comprehensive income (loss):
Change in equity adjustment from Foreign currency translation, net of tax	(12)	—	(12)	—
Change in unrealized gain (loss) on investments, net of tax	4	1	(4)	(17)
	(8)	1	(16)	(17)
Comprehensive loss	$(7,037)	$(10,263)	$(14,938)	$(14,988)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net loss	$(14,922)	$(14,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	36
Stock-based compensation	3,344	2,340
Net change in deferred taxes	—	204
Change in value of derivative liability	(1,486)	1,979
Changes in assets and liabilities:
Prepaid taxes	14,963	5,192
Prepaid expenses and other current assets	(487)	(259)
Accounts payable and accrued liabilities	(1,336)	4,032
Net cash provided by (used in) operating activities	99	(1,447)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(26)
Purchase of investments	(13,000)	(33,599)
Proceeds from sale or maturity of investments	26,094	22,208
Net cash provided by (used in) investing activities	13,087	(11,417)
Cash flows from financing activities:
Proceeds from exercise of stock options	31	1,175
Proceeds from exercise of warrants	—	156
Net cash provided by financing activities	31	1,331
Net increase (decrease) in cash and cash equivalents	13,217	(11,533)
Cash and cash equivalents, beginning of period	19,661	49,482
Cash and cash equivalents, end of period	$32,878	$37,949

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
 (Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX, Inc. (“we”, “our”, “us” or “VirnetX”) develops software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks.

Our portfolio of intellectual property is the foundation of our business model.  We currently own 21 patents in the United States and 41 foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and six month periods ended June 30, 2013 and 2012; (ii) the condensed consolidated statements of comprehensive loss for the three and six month periods ended June 30, 2013 and 2012; (iii) the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012; and (iv) the condensed consolidated statements of cash flows for the six month periods ended June 30, 2013 and 2012. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 31, 2012 was derived from our 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

For the three and six months ended June 30, 2013, we recognized royalty revenue of $6 and $300 respectively, compared to $36 for the three and six months ended June 30, 2012, as part of license agreements entered into with customers during the patent infringement actions (see “Legal Proceedings”).  In accordance with our revenue recognition policy related to a licensee’s product sales from prior periods, the amounts recognized resulted from negotiated agreements with licensees that utilized our patented technology prior to signing a patent license agreement with us. We record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.  In the patent infringement actions we did not request, nor receive any amounts allocable to settlement fees, expense reimbursement, damages or any other amount unrelated to historical sales.  Revenue from forward licensing agreements entered into as a result of the litigation will be recognized as the earnings process is completed, license fees are fixed and determinable, and in accordance with our revenue recognition policy.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the six months ended June 30, 2013 we had, at times, funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Index
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

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for June 30, 2013, included a warrant exercise price of $3.59 per share, a common share price of $19.99, a discount rate of 1.41%, and a volatility of 93%. The assumptions used for December 31, 2012, were a warrant exercise price of $3.59 per share, a common share price of $29.28, a discount rate of 0.72%, and a volatility of 94%.

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2013 and December 31, 2012.

	June 30, 2013
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$351	$—	$—	$351

Corporate Bonds:
AA	13,027	4	—	13,031
Total Corporate Bonds	13,027	4	—	13,031

Total Investments at Fair Value	$13,378	$4	$—	$13,382

	December 31, 2012
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$17,836	$—	$—	$17,836

Corporate bonds:
AA	4,099	—	—	4,099
A	4,039	8	—	4,047
BAA	511	—	—	511
Total corporate bonds	8,649	8	—	8,657

Total investments at fair value	$26,485	$8	$—	$26,493

Index
The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,686	$2,686

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,172	$4,172

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the six months ended June 30, 2013 and 2012
.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2012	$4,172	Balance December 31, 2011	$4,699
Gain on derivative liability included in net loss	(1,486)	Loss on derivative liability included in net loss	1,979
Settlements	—	Settlements	(1,415)
Balance June 30, 2013	$2,686	Balance June 30, 2012	$5,263

New Accounting Pronouncement

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for us on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impacts of this new standard.

Index
In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment was effective for interim and fiscal years beginning after December 15, 2012. The amended standard did not impact our financial position or results of operations.

Note 3 — Patent Portfolio

As of June 30, 2013, we own 21 issued U.S. and 41 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours. Capitalized patent costs, net of amortization, are included in intangible and other assets in the accompanying Condensed Consolidated Balance Sheet at December 31, 2012, and were fully amortized at June 30, 2013.

Note 4 - Income Taxes

The income tax expense for the three months ended June 30, 2013 was $354, which was a negative effective income tax rate of 5 percent. The income tax expense for the six months ended June 30, 2013 was $356, which was a negative effective income tax rate of 2.5 percent. As a result of net operating losses during the periods the provision reflects only minimum tax payments and prior year tax true-up.  The tax expense was calculated using the statutory U.S. federal rate primarily as a result of the change of the valuation allowance of $5,695, stock based compensation expense and non-deductible derivative loss. We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

The income tax benefit for the three months ended June 30, 2012 was $3,590, which was an effective income tax rate of 26 percent. The income tax benefit for the six months ended June 30, 2012 was $5,763, which was an effective income tax rate of 28 percent.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2013 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2013. The valuation allowance carried against our net deferred tax assets was $11,423 and $6,970 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we have federal and state net operating loss carry-forwards of approximately $15,527 and $52,756 respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2013, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Index
Note 5 — Commitments

On October 30, 2011, we entered into a new lease agreement for our corporate headquarters. The lease commencement date was October 30, 2011 and includes monthly payments of $5 until the lease term expires in October 2013

We entered into a non-cancelable agreement for corporate promotional and marketing purposes for a period of ten years at a cost of $4,000. Initial payments of $250 have been prepaid and are included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. The remaining balance is due on March 1 of the year the facility will become available for use, which the lessor anticipates will be in 2014 or 2015, at which time we will begin amortizing the agreement over the contract period.  The lease terms include certain refunds, deductions, etc. in the event construction is delayed or not completed within specified time-frames.

Note 6 — Stock-Based Compensation

On May 22, 2013, our stockholders approved the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan) at our 2013 annual stockholders' meeting.  The Plan provides for the issuance of up to 2,500,000 shares of our common stock. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan. The Plan provides for the granting of stock options and restricted stock purchase rights (RSU) to our employees and consultants. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may only be granted to our employees (including officers and directors). Nonqualified stock options ("NSO") and stock purchase rights may be granted to our employees and consultants.

The Plan will expire 10 years after it was approved by our Board of Directors. Options may be granted under the Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the fair market value at the date of grant in the case of an NSO, the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the Plan typically vest over four years and have a 10 year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years.

We had 5,009,849 and 4,776,224 options outstanding at June 30, 2013 and December 31, 2012, respectively, with a weighted-average exercise price of $7.87 and $6.94, respectively. At June 30, 2013 and December 31, 2012, we had 248,915 and 151,665 RSU’s outstanding with a weighted-average grant-date fair value of $24.10 and $25.60, respectively.

During the six months ended June 30, 2013 and 2012, we granted options for a total of 274,625 and 277,500 shares respectively. The weighted average fair values at the grant dates for options issued during the six months ending June 30, 2013 and 2012 were $19.24 and $22.26 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with following weighted average assumptions for the six months ending June 30, 2013 and 2012, respectively: (i) dividend yield on our common stock of 0 percent and 0 percent; (ii) expected stock price volatility of 93 percent and 115 percent; (iii) a risk-free interest rate of 2.06 percent and 1.92 percent; and (iv) an expected option term of 6 and 7 years.

During the six months ended June 30, 2013 and 2012, we also granted RSUs totaling 156,415 and 151,665 units, respectively, that vest ratably over one to four years. The weighted-average fair values of each issued RSU on the dates of grant were $23.72 and $25.60, respectively. RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the employees’ requisite service period. Stock-based compensation expense included in general and administrative expense was $1,759 and $3,344 for the three and six months ended June 30, 2013, respectively, and $1,466 and $2,340 for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013 and 2012, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $15,372 and $5,372, respectively, which will be amortized over an estimated weighted average vesting amortization period of approximately 2.72 and 3.21 years, respectively.

Index
Note 7 — Warrants

Information about warrants outstanding during the six months ended June 30, 2013 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2012	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2013	Expiration Date

2,619,036	(1)	$3.59	159,967	—	—	—	159,967	March 2015
Total			159,967		—	—	159,967

(1)	Referred to as our Series I Warrants.

Note 8 — Litigation

We have five intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.  The ITC case has been terminated.

VirnetX Inc. et al., v. Microsoft Corporation
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek damages and injunctive relief.  No hearing or trial dates have been set.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Science Applications International Corporation (SAIC), we would pay to SAIC 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. We are awaiting the Court’s decision in this matter.  On July 1, 2013, the Court entered an Order setting a hearing on VirnetX’s motion for an ongoing royalty for August 15, 2013.  On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit.

Index
The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.  A hearing on VirnetX’s motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  We are awaiting the Court’s ruling on these motions.

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

VirnetX Inc. v. Apple, Inc.
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181. We seek damages and injunctive relief. No hearing or trial dates have been set.  On June 17, 2013 the Court granted VirnetX’s unopposed motion to lift the stay ordered by the Court on December 15, 2011.  On June 18, 2013 the Court granted the parties unopposed motion to consolidate this case with Civil Action No. 6:12-cv-00855-LED.

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED.

ITC Investigation No. 337-TA-858
On July 18, 2012, the Administrative Law Judge (ALJ) assigned to investigate our complaint against Apple Inc., identified a procedural discrepancy with our complaint and dismissed it. On September 14, 2012, we re-filed our complaint with the ITC jointly with Science Applications International Corporation (SAIC) [NYSE: SAI] to remove a procedural standing issue that was identified as the reason for dismissal of our previous complaint. On October 16, 2012, the United States International Trade Commission (ITC) accepted our complaint and instituted an investigation against Apple and assigned ALJ E. James Gildea to preside over this investigation. Subsequently on October 23, 2012, ALJ Gildea issued an order setting up February 21, 2014 as the target date for completion of this investigation. The hearing in-front of ALJ Gildea was scheduled for May 20, 2013. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.  The ITC case has been terminated.

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

Note 9 — Subsequent Events

On August 7, 2013, we signed a Patent License Agreement (the “Agreement”) with Avaya Inc. Under the terms of the Agreement, VirnetX has agreed to license certain of its patents to Avaya, in exchange for multiple payments to VirnetX and an ongoing reasonable royalty for future sales through the expiration of the licensed patents as outlined in the Agreement with respect to certain current and future IP-encrypted products. In further consideration, Avaya has agreed to license certain of its patents to VirnetX for its ongoing Gabriel technology product development.

Under the terms of the Agreement, the Parties have also agreed to dismiss the patent infringement case brought by VirnetX before the U.S. District Court for the Eastern District of Texas. All other aspects of the agreement were not disclosed.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own 21 patents in the United States and 41 foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.   We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, System Architecture Evolution (SAE) project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

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

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, which was recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sublicenseable fully paid up license for our patents for Microsoft products. We have Patent License Agreements with Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, to license certain of our US patents, for a one-time payment to VirnetX and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE.

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

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at SAIC and expanded the set of patents we acquired in 2006 from SAIC into a larger portfolio with 62 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

We intend to grow our licensing business by offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

Recent Developments

In August 2013 we were granted two new patents by the U.S. Patent and Trademark Office. U.S. Patent No. 8,504,696 (696 Patent) and No. 8,504,697 (697 Patent) System and Method Employing an Agile Network Protocol for Secure Communications Using Secure Domain Names and filed papers with the U.S. District Court for the Eastern District of Texas seeking to add allegations that Apple Inc. defendant in its currently-pending patent infringement lawsuit, VirnetX Inc. et al v. Apple Inc., (Case 6:12-cv-00855-LED) infringes the new '697 patent.

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

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for us on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impacts of this new standard.

In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment was effective for interim and fiscal years beginning after December 15, 2012. The amended standard did not impact our financial position or results of operations.

Index
Results of Operation

Three and Six Months Ended June 30, 2013
Compared with Three and Six Months Ended June 30, 2012
(in thousands, except per share amounts)

Revenue

We had $6 and $300, in revenue for the three and six months ended June 30, 2013, respectively, and $36, for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, we recognized royalty revenue, as part of settlement agreements entered into with customers during our patent infringement actions (see “Legal Proceedings”).  In accordance with our revenue recognition policy related to a licensee’s product sales from prior periods, the amounts recognized resulted from negotiated agreements with licensees that utilized our patented technology prior to signing a patent license agreement with us. We record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured. In the patent infringement actions, we did not request or receive any amounts allocable to settlement fees, expense reimbursement, damages or any other amount unrelated to historical sales.  Revenue to be earned from forward licensing agreements entered into as a result of the litigation will be recognized as the earnings process is completed, license fees are fixed and determinable, and in accordance with our revenue recognition policy.

Research and Development Expenses

Research and development expenses were $382 and $274 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $108. Research and development expenses were $686 and $530 for the six months ended June 30, 2013 and 2012, respectively, representing an increase of $156. The increases were primarily due to increased wage and medical costs and share-based compensation expense to our employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses decreased by $5,294 to $6,202 for the three months ended June 30, 2013, from $11,496 for the three months ended June 30, 2012, and by $2,741 to $15,722 for the six months ended June 30, 2013, from $18,463 for the comparable period in 2012. This decrease is primarily due to a decrease in legal fees of $5,587, for the three months ending June 30, 2013 and $3,839 for the six months ending June 30, 2013, compared to the three months and six months ended June 30, 2012 respectively as a result of the decrease in legal fees associated with our patent infringement actions.  We expect to incur the same levels or increased legal fees over the next two quarters as we enter the final phases in these infringement actions and expect to report losses from operations as a result. See Note 8 of the financial statements for additional information regarding these infringement actions. Management believes our legal expenses will decrease materially after our current court schedule is complete.

 Other Income and Expenses

For the three months ended June 30, 2013, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $120, which compares to a non-cash loss of $2,248 for the three months ended June 30, 2012, and for the six months ended June 30, 2013, the non-cash gain was $1,486 as compared to the non-cash loss of $1,979 for the six months ended June 30, 2012. The liability for the Series I Warrants decreased to $2,686 at June 30, 2013, from $4,172 at December 31, 2012. The gain from the revaluations of the warrant liability in the six months ended June 30, 2013 was primarily the result of decreases in our common share price during the period.

Interest income decreased by $105 to $23 for the three months ended June 30, 2013, from $128 for the comparable 2012 period, and decreased by $146 to $56 for the six months ended June 30, 2013, from $202 for the six months ended June 30, 2012.

Index
Liquidity and Capital Resources

As of June 30, 2013, our cash and cash equivalents totaled approximately $32,878 and our short-term investments totaled approximately $13,382, compared to cash equivalents of approximately $19,661 and short-term investments of approximately $26,493 at December 31, 2012. Working capital was $42,314 at June 30, 2013 and $53,862 at December 31, 2012. The decrease in cash and investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2013, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for at least the next several years. Over the long term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Income Taxes

The income tax expense for the three months ended June 30, 2013 was $354, which was a negative effective income tax rate of 5 percent. The income tax expense for the six months ended June 30, 2013 was $356, which was a negative effective income tax rate of 2.5 percent. As a result of net operating losses during the periods the provision reflects only minimum tax payments and prior year tax true-up.  The tax expense was calculated using the statutory U.S. federal rate primarily as a result of the change of the valuation allowance of $5,695, stock based compensation expense and non-deductible derivative loss. We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

The income tax benefit for the three months ended June 30, 2012 was $3,590, which was an effective income tax rate of 26 percent. The income tax benefit for the six months ended June 30, 2012 was $5,763, which was an effective income tax rate of 28 percent.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2013 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2013. The valuation allowance carried against our net deferred tax assets was $11,423 and $6,970 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we have federal and state net operating loss carry-forwards of approximately $15,527and $52,756 respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2013, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of June 30, 2013.

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

 ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.

The purpose of this evaluation was to determine whether as of June 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have five intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints. We have one complaint with the United States International Trade Commission (ITC) alleging that Apple, Inc. has engaged in unfair trade practices by the importation, sale for importation, and sale after importation of certain devices with secure communication capabilities that infringe one or more claims of our U.S. Patent No. 8,051,181. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.  The ITC case has been terminated.

VirnetX Inc. et al., v. Microsoft Corporation
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek damages and injunctive relief.  No hearing or trial dates have been set.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Science Applications International Corporation (SAIC), we would pay to SAIC 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. We are awaiting the Court’s decision in this matter.  On July 1, 2013, the Court entered an Order setting a hearing on VirnetX’s motion for an ongoing royalty for August 15, 2013.  On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit.

The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.  A hearing on VirnetX’s motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  We are awaiting the Court’s ruling on these motions.

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

VirnetX Inc. v. Apple, Inc.
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181. We seek damages and injunctive relief. No hearing or trial dates have been set.  On June 17, 2013 the Court granted VirnetX’s unopposed motion to lift the stay ordered by the Court on December 15, 2011.  On June 18, 2013 the Court granted the parties unopposed motion to consolidate this case with Civil Action No. 6:12-cv-00855-LED.

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED.

ITC Investigation No. 337-TA-858
On July 18, 2012, the Administrative Law Judge (ALJ) assigned to investigate our complaint against Apple Inc., identified a procedural discrepancy with our complaint and dismissed it. On September 14, 2012, we re-filed our complaint with the ITC jointly with Science Applications International Corporation (SAIC) [NYSE: SAI] to remove a procedural standing issue that was identified as the reason for dismissal of our previous complaint. On October 16, 2012, the United States International Trade Commission (ITC) accepted our complaint and instituted an investigation against Apple and assigned ALJ E. James Gildea to preside over this investigation. Subsequently on October 23, 2012, ALJ Gildea issued an order setting up February 21, 2014 as the target date for completion of this investigation. The hearing in-front of ALJ Gildea was scheduled for May 20, 2013. On February 27, 2013, we announced our intent to withdraw our complaint with the ITC and pursue comprehensive relief from Apple Inc.’s infringement through the district courts.  The ITC case has been terminated.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

●	New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has recently modified some tests used by the United States Patent and Trademark Office (USPTO) in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the United States recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents.

●	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

●	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

●	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

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

We may identify future material internal control weaknesses which may result in late filings, increased costs or declines in our share price.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2013, we had outstanding options to purchase an aggregate of 5,009,849 shares of common stock representing 9.8% of our total shares outstanding as of June 30, 2013, of which 4,262,724 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Index
Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between July 1, 2012, and June 30, 2013, the reported last sale price on NYSE MKT for our common stock ranged between $16.45 and $40.47 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivative transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	general economic and financial conditions.

In addition, we believe there has been and may continue to be substantial off-market transactions in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority ("FINRA"). While SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock it will be detected, prosecuted or successfully eradicated. Significant short selling or other types of market manipulation could cause our stock trading price to decline, to become more volatile, or both.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had net income of $41.4 million for the year ended December 31, 2010, a net loss of $17.3 million for the year ended December 31, 2011, a net loss $26.9 million for the year ended December 31, 2012 and a net loss $14.9 million for the six months ended June 30, 2013 with an accumulated deficit of $77.8 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of June 30, 2013, our executive officers and directors beneficially owned approximately 20% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Our protective provisions could make it difficult for a third party to successfully acquire us even if you would like to sell your stock to them.

We have a number of protective provisions that could delay, discourage or prevent a third party from acquiring control of us without the approval of our Board of Directors.  Our protective provisions include:

●	A staggered Board of Directors: This means that only one or two directors (since we have a five-person Board of Directors) will be up for election at any given annual meeting. This has the effect of delaying the ability of stockholders to effect a change in control of us because it would take two annual meetings to effectively replace a majority of the Board of Directors.

●	Blank check preferred stock: Our Board of Directors has the authority to establish the rights, preferences and privileges of our 10,000,000 authorized, but unissued, shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of our common stock in a manner that is materially dilutive to you. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill;” but our Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.

●	Advance notice requirements for director nominations and for new business to be brought up at stockholder meetings : Stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows and in very specific form in order to have the matter voted on at a stockholder meeting. This has the effect of giving our Board of Directors and management more time to react to stockholder proposals generally and could also have the effect of disregarding a stockholder proposal or deferring it to a subsequent meeting to the extent such proposal is not raised properly.

●	No stockholder actions by written consent: No stockholder or group of stockholders may take actions rapidly and without prior notice to our Board of Directors and management or to the minority stockholders. Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.

●	Super majority requirement for stockholder amendments to the By-laws: Stockholder proposals to alter or amend our By-laws or to adopt new By-laws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares of our common stock.

●	No ability of stockholders to call a special meeting of the stockholders: Only the Board of Directors or management can call special meetings of the stockholders. This could mean that stockholders, even those who represent a significant percentage of our shares of common stock, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Index
ITEM 6 — E XHIBITS.

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

Date: August 09, 2013

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