Form 10-Q
period 2013-09-30
VirnetX Holding Corp
filed 2013-11-12
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2013, was 51,203,141.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except  share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,948	$19,661
Investments available for sale	23,319	26,493
Prepaid taxes	—	14,963
Prepaid expense and other current assets	483	114
Total current assets	44,750	61,231
Property and equipment, net	59	70
Intangible and other assets	—	12
Total assets	$44,809	$61,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,836	$3,197
Deferred revenue	916	—
Derivative liability	2,734	4,172
Total current liabilities	5,486	7,369
Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at September 30, 2013, and December 31, 2012, Issued and outstanding: none	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2013 and December 31, 2012, Issued and outstanding: 51,203,141 shares at September 30, 2013, and 51,150,242 shares at December 31, 2012	5	5
Additional paid in capital	122,337	116,856
Accumulated deficit	(82,980)	(62,925)
Accumulated other comprehensive income (loss)	(39)	8
Total stockholders' equity	39,323	53,944
Total liabilities and stockholders' equity	$44,809	$61,313

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$1,612	$368	$1,911	$404
Operating expense:
Research and development	316	253	1,002	783
General, selling and administrative	6,429	9,486	22,150	27,949
Total operating expense	6,745	9,739	23,152	28,732
Loss from operations	(5,133)	(9,371)	(21,241)	(28,328)
Gain (loss) on change in value of derivative liability	(48)	1,409	1,438	(570)
Interest income, net	47	110	105	313
Loss before taxes	(5,134)	(7,852)	(19,698)	(28,585)
Income tax (expense) benefit	—	3,133	(356)	8,896
Net loss	$(5,134)	$(4,719)	$(20,054)	$(19,689)
Basic and diluted loss per share	$(0.10)	$(0.09)	$(0.39)	$(0.39)
Weighted average shares outstanding basic and diluted	51,203	51,074	51,178	50,870

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(5,134)	$(4,719)	$(20,054)	$(19,689)
Other comprehensive loss, net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	—	(12)	—
Change in unrealized gain (loss) on investments, net of tax	(31)	8	(35)	(9)
	(31)	8	(47)	(9)
Comprehensive loss	$(5,165)	$(4,711)	$(20,101)	$(19,698)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net loss	$(20,054)	$(19,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	54
Stock-based compensation	5,454	4,077
Net change in deferred taxes	—	603
Change in value of derivative liability	(1,438)	570
Changes in assets and liabilities:
Deferred revenues	916	—
Prepaid taxes	14,963	1,259
Prepaid expenses and other current assets	(369)	(141)
Accounts payable and accrued liabilities	(1,361)	759
Net cash used in operating activities	(1,859)	(12,508)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(26)
Purchase of investments	(69,120)	(45,436)
Proceeds from sale or maturity of investments	72,244	27,783
Net cash provided by (used in) investing activities	3,117	(17,679)
Cash flows from financing activities:
Proceeds from exercise of options	29	1,391
Proceeds from exercise of warrants	—	156
Net cash provided by financing activities	29	1,547
Net increase (decrease) in cash and cash equivalents	1,287	(28,640)
Cash and cash equivalents, beginning of period	19,661	49,482
Cash and cash equivalents, end of period	$20,948	$20,842

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

Our portfolio of intellectual property is the foundation of our business model. We currently own a large number of United States and foreign patents, as well as several pending U.S. and foreign patent applications. Our patent portfolio has applicability in a number of areas; however, it is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in the key areas of device operating systems and network security.

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

We have executed a number of patent and technology licenses and intend to seek further licensees for our technology, including our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012; (ii) the condensed consolidated statements of comprehensive loss for the three and nine month periods ended September 30, 2013 and 2012; (iii) the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012; and (iv) the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 31, 2012 was derived from our 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Patent License Agreements: Upon signing a patent license agreement, including licenses entered into settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

•
Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a litigation, disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated, typically based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

•
Current Royalty Payments: We may also receive ongoing royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period. Licensees that owe these current royalty payments are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we will recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is limited.

•
Non-Refundable Prepaid Fees and Minimum Fee Contracts: For contracts which contain non-refundable prepayment or fixed minimum payments over the remaining term of the license, where we have no future obligations or performance requirements, revenue will generally be deferred and recognized over the license term, depending on how and when the revenue recognition process is complete.   However, revenue for contracts longer than one year may not be recognized in advance of collections.

•
Non-Royalty Elements: Elements that are not related to royalty revenue in nature, such as settlement fees, expense reimbursement, and damages, if any, are recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

Revenue for the three months ended September 30, 2013 was $1,612, largely as a result of our recent settlement agreement, with Avaya (see Note 8 - Litigation).   Under the terms of the agreement Avaya will pay minimum annual payments of $2,500 over the contract period for a total of $10,000, with a portion allocated to use of our patented technology prior to the execution of the license agreement (such portion “historical royalties”).  During the three month period ended September 30, 2013, we recognized $1,500 of revenue for historical royalties for Avaya, and $112 of revenue for royalties earned subsequent to the settlement for Avaya and other licensees.  Revenues for historical royalties were estimated based on estimated past and future usage of our IP on our customer's products.  No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales because such amounts were not requested or received.

For the nine months ended September 30, 2013, we recognized royalty revenue of $1,911. In addition to the Avaya settlement described above, we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 8 - Litigation). These revenues relate to both payment for use of our patented technology prior to the signing of a license agreements and royalty payments after the execution of the license agreement; no amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales because such amounts were not requested or received. Revenues for the three and nine months ended September 30, 2012 were $368 and $404, respectively.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the nine months ended September 30, 2013 we had, at times, funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Corporate, MUNICIPAL, AND FEDERAL AGENCY bonds:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for September 30, 2013, included a warrant exercise price of $3.59 per share, a common share price of $20.40 per share, a discount rate of 1.39%, and a volatility of 92.52%. The assumptions used for December 31, 2012, were a warrant exercise price of $3.59 per share, a common share price of $29.28 per share, a discount rate of 0.72%, and a volatility of 94%.

Index
The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of September 30, 2013 and December 31, 2012.

	September 30, 2013
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$350	$—	$—	$350

Corporate, mUNICIPAL, AND FEDERAL AGENCY bonds:
AAA	8,458	2	(12)	8,448
AA	11,022	5	(16)	11,011
A	3,176	—	(7)	3,169
BAA	340	1	—	341
Total corporate, municipal, and federal agency bonds	22,996	8	(35)	22,969

Total investments at fair value	$23,346	$8	$(35)	$23,319

	December 31, 2012
Level 1:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$17,836	$—	$—	$17,836

Corporate bonds:
AA	4,099	—	—	4,099
A	4,039	8	—	4,047
BAA	511	—	—	511
Total corporate bonds	8,649	8	—	8,657

Total investments at fair value	$26,485	$8	$—	$26,493

The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,734	2,734

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,172	$4,172

Index
The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2012	$4,172	Balance December 31, 2011	$4,699
Gain on derivative liability included in net loss	(1,438)	Loss on derivative liability included in net loss	570
Settlements	—	Settlements	(1,415)
Balance September 30, 2013	$2,734	Balance September 30, 2012	$3,854

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for us on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impacts of this new standard.

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

Note 3 — Patent Portfolio

As of September 30, 2013, we own 26 issued U.S. and 53 issued foreign patents, in addition to several pending U.S. and foreign patent applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation, or SAIC, in 2006 and we are required to make payments to SAIC based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, SAIC is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours. Capitalized patent costs, net of amortization, are included in intangible and other assets in the accompanying Condensed Consolidated Balance Sheet at December 31, 2012, and were fully amortized at September 30, 2013.

Index
Note 4 - Income Taxes

There was no provision for income taxes for the three months ended September 30, 2013, as a result of the net operating loss for the period.  The income tax expense for the nine months ended September 30, 2013 was $356, which was an effective income tax rate of 2 percent.  The rate is lower than the U.S. statutory rate of 35 percent primarily due to benefits from net operating loss carryforwards generated during the period, offset by changes in valuation allowances carried against our deferred tax assets, including net operating loss carryforwards.  Tax expense also reflects a prior year tax adjustment.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at September 30, 2013 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2013. The valuation allowance carried against our net deferred tax assets was $13,118 and $6,970 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we have federal and state net operating loss carryforwards of approximately $16,403 and $53,639 respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2013 we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 5 — Commitments

Our lease agreement for our corporate headquarters commenced in October 2011 and includes monthly payments of $5 until the lease term expires in October 2013. In August 2013, we extended the terms of the lease agreement for two years to expire in October 2015.

We entered into a non-cancelable agreement for corporate promotional and marketing purposes for a period of ten years at a cost of $4,000. Initial payments of $250 have been prepaid and are included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet. The remaining balance is due on March 1 of the year the facility will become available for use, which the lessor anticipates will be in 2014 or 2015, at which time we will begin amortizing the agreement over the contract period.  The lease terms include certain refunds and deductions in the event construction is delayed or not completed within specified time-frames.

Note 6 — Stock Based Compensation

On May 22, 2013, our stockholders approved the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan) at our 2013 annual stockholders' meeting.  The Plan provides for the issuance of up to 2,500,000 shares of our common stock. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the Plan. The Plan provides for the granting of stock options and restricted stock purchase rights (“RSU”) to our employees and consultants. Stock options granted under the Plan may be incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may only be granted to our employees (including officers and directors). Nonqualified stock options ("NSO") and stock purchase rights may be granted to our employees and consultants.

The Plan will expire in 2023. Options may be granted under the Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the fair market value at the date of grant in the case of an NSO, the exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the Plan typically vest over four years and have a 10 year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years.

Index
We had 5,009,849 and 4,776,224 options outstanding at September 30, 2013 and December 31, 2012, respectively, with a weighted-average exercise price of $7.87 and $6.94, respectively. At September 30, 2013 and December 31, 2012, we had 248,915 and 151,665 RSU’s outstanding with a weighted-average grant-date fair value of $24.10 and $25.60, respectively.

During the nine months ended September 30, 2013 and 2012, we granted options for a total of 274,625 and 317,500 shares respectively. The weighted average fair values at the grant dates for options issued during the nine months ending September 30, 2013 and 2012 were $19.24 and $23.34 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with following weighted average assumptions for the nine months ended September 30, 2013 and 2012, respectively: (i) dividend yield on our common stock of 0 percent and 0 percent; (ii) expected stock price volatility of 93 percent and 123 percent; (iii) a risk-free interest rate of 2.06 percent and 1.75 percent; and (iv) an expected option term of 6 and 7 years.

During the nine months ended September 30, 2013 and 2012, we also granted RSUs totaling 156,415 and 151,665 units, respectively, that vest ratably over one to four years. The weighted-average fair values of each issued RSU on the dates of grant were $23.72 and $24.20, respectively. RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized over the award recipient’s requisite service period. Stock-based compensation expense included in general and administrative expense was $2,110 and $5,454 for the three and nine months ended September 30, 2013, respectively, and $1,737 and $4,077 for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs expected to vest was $13,562 and $5,073, respectively, which will be amortized over an estimated weighted-average vesting amortization period of approximately 2.52 and 2.96 years, respectively.

Note 7 — Warrants

Information about warrants outstanding during the nine months ended September 30, 2013 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2012	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at September 30, 2013	Expiration Date

2,619,036	(1)	$3.59	159,967	—	—	—	159,967	March 2015
Total			159,967		—	—	159,967

(1)	Referred to as our Series I Warrants.

Index
Note 8 — Litigation

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation – (Pending)
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek damages and injunctive relief.  No hearing or trial dates have been set.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case) – (Pending)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Science Applications International Corporation (SAIC), we would pay to SAIC 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. We are awaiting the Court’s decision in this matter.  On July 1, 2013, the Court entered an Order setting a hearing on our motion for an ongoing royalty for August 15, 2013.  On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit. On October 16, 2013 Apple filed its opening appeal brief to the United States Court of Appeals for the Federal Circuit.  The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.  A hearing on our motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  We are awaiting the Court’s ruling on these motions.

VirnetX Inc. v. Mitel Networks Corporation et al – (Dismissed)
On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe three of our patents. We seek damages and injunctive relief. On April 12, 2011 we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant. On July 11, 2012, Mitel Network Corporation signed a license agreement with us and we dismissed the patent infringement case against them. On July 12, 2012 we had a claims construction hearing in this case and a Markman order was issued on August 1, 2012. On January 29, 2013 Siemens signed a license agreement with us and we dismissed the patent infringement case against them. On April 9, 2013, the Court issued a new docket control order in our lawsuit against the remaining defendant Avaya Inc. According to this new order, jury selection was set for September 3, 2013 followed by a jury trial on September 9, 2013. On August 7, 2013, Avaya Inc. signed a license agreement with us and we dismissed the patent infringement case against them. With all the defendants having been dismissed from this case after signing license agreements, on August 18, 2013, the court dismissed the case.

Index
VirnetX Inc. v. Apple, Inc. – (Pending)
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181. We seek damages and injunctive relief. No hearing or trial dates have been set.  On June 17, 2013 the Court granted our unopposed motion to lift the stay ordered by the Court on December 15, 2011.  On June 18, 2013 the Court granted the parties unopposed motion to consolidate this case with Civil Action No. 6:12-cv-00855-LED.

VirnetX Inc. v. Apple, Inc. – (Pending)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own a large number of United States and foreign patents, as well as several pending U.S. and foreign patent applications.  Our patent portfolio has applicability in a number of areas; however, it is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in the key areas of device operating systems and network security. We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, System Architecture Evolution (SAE) project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

We have an ongoing Gabriel Licensing Program under which we offer licenses to our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our Gabriel Connection TechnologyTM License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products.  We have developed GABRIEL Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations with minimal code changes and include object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. Customers who want to develop their own implementation of our patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

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

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, which was recognized as gain on settlement and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sublicenseable fully paid up license for our patents for Microsoft products. We have Patent License Agreements with Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Avaya, Inc., Siemens Enterprise Communications GmbH & Co. KG and Siemens Enterprise Communications, Inc. to license certain of our US patents, for a one-time payment to us and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE.

Index
We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division. We seek damages and injunctive relief in all the complaints. On October 31, 2012, a jury trial began regarding our Compliant against Apple. On November 6, 2012, jurors found that Apple infringed four of our patent (see Legal Proceedings). The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable.  We have a motion pending in the court requesting a new trial (see Legal Proceedings). On August 7, 2013 we signed a joint patent agreement with Avaya and dismissed the patent infringement case against Avaya.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC.  SAIC is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at SAIC and expanded the set of patents we acquired in 2006 from SAIC into a larger portfolio with 79 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

We intend to grow our licensing business by offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

Recent Developments

In October 2013 we were granted four new patents by the United States Patent and Trademark Office: U.S. Patent No. 8,554,899, Agile Network Protocol for Secure Communications Using Secure Domain Names; U.S. Patent No 8,560,705, System and Method Employing an Agile Network Protocol for Secure Communications Using Secure Domain Names; U.S. Patent No 8,571,025. Third Party VPN Certification; and U.S. Patent No. 8,572,247, Agile Network Protocol for Secure Communications Using Secure Domain Names.

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

Index
New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for us on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. We are currently assessing the impacts of this new standard.

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

Index
Results of Operation

Three and Nine Months Ended September 30, 2013
Compared with Three and Nine Months Ended September 30, 2012
(in thousands, except per share amounts)

Revenue

Revenue for the three months ended September 30, 2013 was $1,612, largely as a result of our recent settlement agreement with Avaya (see Note 8 - Litigation).   Under the terms of the agreement, Avaya will pay minimum annual payments of $2,500 over the contract period for a total of $10,000, with a portion allocated to use of our patented technology prior to the execution of the license agreement (such portion “historical royalties”).  During the three month period ended September 30, 2013, we recognized $1,500 of revenue for historical royalties for Avaya, and $112 of revenue for royalties earned subsequent to the settlement for Avaya and other licensees.  Revenues for historical royalties were estimated based on estimated past and future usage of our IP on our customer's products.  No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales because such amounts were not requested or received.

For the nine months ended September 30, 2013, we recognized royalty revenue of $1,911. In addition to the Avaya settlement described above, we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 8 - Litigation). These revenues relate to both payment for use of our patented technology prior to the signing of a license agreements and royalty payments after the execution of the license agreement; no amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales because such amounts were not requested or received. Revenues for the three and nine months ended September 30, 2012 were $368 and $404, respectively.

Research and Development Expenses

Our research and development expenses increased by $63 to $316 for the three months ended September 30, 2013, from $253 for the three months ended September 30, 2012, and increased by $219 to $1,002 for the nine months ended September 30, 2013 from $783 for the nine months ended September 30, 2012. These increases were primarily due to increases in wages and benefits costs for our employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses decreased by $3,057 to $6,429 for the three months ended September 30, 2013, from $9,486 for the three months ended September 30, 2012, and by $5,799 to $22,150 for the nine months ended September 30, 2013, from $27,949 for the comparable period in 2012. The decreases primarily reflect decreases in legal fees totaling $3,546 and $7,384, for the three and nine months ended September 30, 2013, respectively, as a result of lower patent infringement activity.  The decreased legal fees in the 2013 periods were partially offset by increases in wages and medical expenses of our employees. We expect to incur the same levels or increased legal fees over the next quarter as we enter the next phase of preparation for trials in these infringement actions and expect to report losses from operations as a result. See Note 8 of the financial statements for additional information regarding these infringements actions.

Other Income and Expenses

For the three months ended September 30, 2013, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $48, which compares to a non-cash gain of $1,409 for the three months ended September 30, 2012, and for the nine months ended September 30, 2013, the non-cash gain was $1,438 as compared to the non-cash loss of $570 for the nine months ended September 30, 2012. The balance of the liability for the Series I Warrants decreased to $2,734 at September 30, 2013, from $4,699 at December 31, 2012. The gains and losses from the revaluations of the warrant liability in the three and nine months ended September 30, 2013 and 2012 were primarily the result of changes in our common share price during the periods.

Interest income decreased by $63 to $47 for the three months ended September 30, 2013, from $110 for the comparable 2012 period, and decreased by $208 to $105 for the nine months ended September 30, 2013, from $313 for the nine months ended September 30, 2012.

Index
Liquidity and Capital Resources

As of September 30, 2013, our cash and cash equivalents totaled approximately $20,948 and our short-term investments totaled approximately $23,319, compared to cash and cash equivalents of approximately $19,661 and short-term investments of approximately $26,493 at December 31, 2012. Working capital was $39,264 at September 30, 2013 and $53,862 at December 31, 2012. The decrease in cash and investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2013, will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for at least the next several years. Over the long term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Income Taxes

There was no provision for income taxes for the three months ended September 30, 2013, as a result of the net operating loss for the period.  The income tax expense for the nine months ended September 30, 2013 was $356, which was an effective income tax rate of 2 percent.  The rate is lower than the U.S. statutory rate of 35 percent primarily due to benefits from net operating loss carryforwards generated during the period, offset by changes in valuation allowances carried against our deferred tax assets, including net operating loss carryforwards.  Tax expense also reflects a prior year tax adjustment.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at September 30, 2013 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2013. The valuation allowance carried against our net deferred tax assets was $13,118 and $6,970 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we have federal and state net operating loss carryforwards of approximately $16,403 and $53,639 respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2013 we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Off-Balance Sheet Arrangements

None.

Index
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (in thousands)

We invest our excess cash primarily in highly liquid instruments including time deposits, money market, and corporate, MUNICIPAL, AND FEDERAL AGENCY debt securities. We seek to limit the amount of our credit exposure to any one issuer.

Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within THREE YEARS of September 30, 2013.

Other Market Risks

We have no obligation to settle our Series I Warrant obligations in cash. However, these derivative instruments are accounted for as liabilities on our consolidated balance sheets and are marked-to-market each period based on their estimated fair value. The non-cash gains or losses from the decreases and increases in the estimated fair value of the warrant liability are recognized in earnings each period. The estimated fair value is determined in large part by reference to our assumptions and estimates of various factors. Our liability will increase by approximately $200 and we may recognize significant non-cash losses, all other factors being constant if the market price of our common shares increases by $1. Conversely, our liability will decrease by approximately $200 and we may recognize significant non-cash gains, if, all other factors being constant, the market price of our common shares decreases by $1.

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

 ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.

The purpose of this evaluation was to determine whether as of September 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation – (Pending)
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek damages and injunctive relief.  No hearing or trial dates have been set.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case) – (Pending)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368,000 in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Science Applications International Corporation (SAIC), we would pay to SAIC 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. We are awaiting the Court’s decision in this matter.  On July 1, 2013, the Court entered an Order setting a hearing on our motion for an ongoing royalty for August 15, 2013.  On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit. On October 16, 2013 Apple filed its opening appeal brief to the United States Court of Appeals for the Federal Circuit.

Index
The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury also found that all our patents-in-suit were valid and enforceable. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.  A hearing on our motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  We are awaiting the Court’s ruling on these motions.

VirnetX Inc. v. Mitel Networks Corporation et al – (Dismissed)
On January 12, 2011, we initiated a lawsuit by filing a complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these companies infringe three of our patents. We seek damages and injunctive relief. On April 12, 2011 we again amended our complaint against Siemens and Mitel in the United States District Court for the Eastern District of Texas, Tyler Division, to add Avaya Inc. as a defendant. On July 11, 2012, Mitel Network Corporation signed a license agreement with us and we dismissed the patent infringement case against them. On July 12, 2012 we had a claims construction hearing in this case and a Markman order was issued on August 1, 2012. On January 29, 2013 Siemens signed a license agreement with us and we dismissed the patent infringement case against them. On April 9, 2013, the Court issued a new docket control order in our lawsuit against the remaining defendant Avaya Inc. According to this new order, jury selection was set for September 3, 2013 followed by a jury trial on September 9, 2013. On August 7, 2013, Avaya Inc. signed a license agreement with us and we dismissed the patent infringement case against them. . With all the defendants having been dismissed from this case after signing license agreements, on August 18, 2013, the court dismissed the case.

VirnetX Inc. v. Apple, Inc. – (Pending)
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181. We seek damages and injunctive relief. No hearing or trial dates have been set.  On June 17, 2013 the Court granted our unopposed motion to lift the stay ordered by the Court on December 15, 2011.  On June 18, 2013 the Court granted the parties unopposed motion to consolidate this case with Civil Action No. 6:12-cv-00855-LED.

VirnetX Inc. v. Apple, Inc. – (Pending)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief.

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

At the request of the European Telecommunications Standards Institute (ETSI), and the Alliance for Telecommunications Industry Solutions (ATIS), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights (IRP) policies.  This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution (LTE), Systems Architecture Evolution (SAE) project.  We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential, to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI IPR policies. Our licensing declarations under the ATIS and ETSI IPR policies may limit our flexibility in determining royalties and license terms for certain of our patents.  Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

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

Our products are highly technical and complex and, when deployed, could contain errors or defects.  Despite testing, some errors in our products may only be discovered after a product has been installed and used by customers.  Any errors or defects discovered in our products after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition.  In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners.  The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business.  Furthermore, we expect to provide implementation, consulting and other technical services in connection with the implementation and ongoing maintenance of our products, which typically involves working with sophisticated software, computing and communications systems.  We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld.  Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.  In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish.  To the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures.  Our systems and operations will also be vulnerable to damage or interruption from:

●	power loss, transmission cable cuts and other telecommunications failures;

●	damage or interruption caused by fire, earthquake, and other natural disasters;

●	computer viruses or software defects; and

●	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2013, we had outstanding options to purchase an aggregate of 5,009,849 shares of common stock representing 9.8% of our total shares outstanding as of September 30, 2013, of which 4,350,930 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Index
Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between October 1, 2012, and September 30, 2013, the reported last sale price on NYSE MKT for our common stock ranged between $16.45 and $36.41 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivative transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	general economic and financial conditions

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had net income of $41.4 million for the year ended December 31, 2010, a net loss of $17.3 million for the year ended December 31, 2011, a net loss $26.9 million for the year ended December 31, 2012 and a net loss $20.1 million for the nine months ended September 30, 2013 with an accumulated deficit of $83 million. The following include some of the factors that may cause our operating results to fluctuate:

•	the outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof;

•	the amount and timing of receipt of license fees from potential infringers, licensees or customers;

•	the rate of adoption of our patented technologies;

●	recognition of deferred revenue;

•	the number of new license arrangements we may execute, or that may expire, within a particular period and the scope of those licenses, including the number of our patents which are licensed, the extent of prior infringement of our patent rights, royalty rates, timing of payment obligations, expiration date etc.;

•	the success of a licensee in selling products that use our patented technologies; and

•	the amount and timing of expenses related to our patent filings and enforcement proceedings, including litigation, related to our intellectual property rights

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

As of September 30, 2013, our executive officers and directors beneficially owned approximately 20% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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
Principal Accounting Officer)
Date: November 12, 2013

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