Form 10-K
period 2013-12-31
VirnetX Holding Corp
filed 2014-03-03
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission File Number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

308 Dorla Court, Suite 206
Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 775-548-1785
Former name, former address and former fiscal year, if changed since last report:
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	NYSE MKT LLC

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2013, was $1,023,550,789 based upon the closing price of the common shares of the Registrant on June 28, 2013.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

51,236,141 shares of Registrant’s Common Stock were outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013 in connection with the solicitation of proxies for the Registrant’s 2014 Annual Meeting of Stockholders.

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

Index
●	STATEMENTS DESCRIBING OUR CONTINUED LITIGATION EFFORTS MAY IMPLY THAT WE WILL PREVAIL IN SOME OR ALL OF OUR LITIGATION. HOWEVER, WE CANNOT ASSURE YOU WE WILL PREVAIL IN OUR PENDING LITIGATION MATTERS AND ANY ADVERSE RULING MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. ALSO, THE LEGAL AND OTHER COSTS WE MAY INCUR IN CONNECTION WITH LITIGATION MATTERS WILL DEPEND, IN PART, UPON ACTIONS TAKEN BY OTHER PARTIES, WHICH ACTIONS ARE NOT WITHIN OUR CONTROL AND THESE COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

●	OUR REFERENCES TO THE FACTS THAT OUR CORE DEVELOPMENT TEAM HAS SPENT OVER TEN YEARS WORKING TOGETHER, AND HAS HAD PRIOR SUCCESS AT LEIDOS, INC. MAY IMPLY THAT OUR TEAM WILL BE SUCCESSFUL IN THE FUTURE. HOWEVER, THIS TEAM MAY NOT BE SUCCESSFUL FOR MANY REASONS, INCLUDING MANY REASONS THAT ARE BEYOND OUR CONTROL, SUCH AS THE POSSIBILITY THAT ONE OR MORE KEY MEMBERS OF THE TEAM BECOMES INCAPACITATED, OR THAT COMPETITORS ARE SUCCESSFUL IN DEVELOPING SUPERIOR PRODUCTS.

●	OUR STATEMENT WITH RESPECT TO OUR INTENT TO MARKET AND SELL LICENSE AND SERVICES TO OTHERS MAY IMPLY THAT OUR PLANS TO DO SO ARE IMMINENT OR WILL BE SUCCESSFUL. HOWEVER, MARKETING AND SELLING OUR PRODUCT AND SERVICES WHILE SIMULTANEOUSLY PURSUING OUR LITIGATION AND OUR FURTHER DEVELOPMENT ACTIVITIES CAN PRESENT SIGNIFICANT CHALLENGES. OUR MARKETING AND SALES PLANS MAY TAKE LONGER TO IMPLEMENT THAN WE NOW EXPECT, MAY NOT BE IMPLEMENTED, OR MAY FAIL.

THESE AND OTHER UNEXPECTED RESULTS MAY BE CAUSED BY VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, INCLUDING:

●	THE IMPACT OF CHANGES IN THE U.S. AND GLOBAL ECONOMIES IN GENERAL AND THE CAPITAL MARKETS ON US AND OUR INTENDED CUSTOMERS;

●	COMPLIANCE WITH, AND CHANGES TO, U.S. FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, FOREIGN LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS; AND

●	COMPETITION WITHIN OUR INDUSTRY.

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

The Company

We are an Internet security software and technology company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including its secure domain name registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and to create a secure environment for real-time communication applications such as instant messaging, VoIP, smart phones, eReaders and video conferencing. Our portfolio of intellectual property is the foundation of our business model.    Our patent portfolio of over 80 U.S. and international patents with over 100 pending applications, has applicability in a number of areas; however, it is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Machine-to-Machine (M2M) communications in the new initiatives like "Smart Cities", "Connected Cars" and "Connected Homes" that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives."

Our software and technology solutions provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine (M2M) communications in areas including Smart City, Connected Car and Connected Home.  Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

We have executed a number of patent and technology licenses and intend to seek further licensees for our technology, including our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE Advanced.

We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into deploying 4G/LTE Advanced devices and solutions.

We have an ongoing Gabriel Licensing Program under which we offer licenses to our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our Gabriel Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products.  We have developed GABRIEL Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations with minimal code changes and include object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between ourselves and Microsoft, Microsoft paid us $200 million, and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license for our patents for certain Microsoft products. We have also signed Patent License Agreements with Avaya Inc., Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our U.S. patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE Advanced wireless networks and Machine-to-Machine (M2M) communications in areas including Smart City, Connected Car and Connected Home. We also believe that all 4G/LTE Advanced mobile devices will require unique secure domain names and become part of a secure domain name registry.

Index
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

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (formerly known as SAIC) is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, Inc. and expanded the set of patents we acquired in 2006 from Leidos, Inc. into a larger portfolio over 80 U.S. and international patents and with over 100 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.  Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years.

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

Industry Overview

We believe that the rapid growth of mobile devices (smartphones/tablets/ultra-mobile PCs), with always-on network access, and need to socially interact with friends and family while maintaining a constant online presence has transformed the “Internet of Web 2.0” in to the “The Internet of the People”. It has become, an evolving, rich and complex medium used by individuals and businesses to conduct commerce, share information and engage in real-time communications including email, text messaging, IM, and voice and video calls. We believe the user demand for high speed broadband access along with the quality of experience wherever they are and whatever BYOD (bring your own device) they may be using; Mobility, IP video delivery, and the move to cloud have dramatically changed the way service providers deliver services. While wireline networks remain the primary mechanism for delivering premium and high bandwidth services, its growth has held steady compared to the growth of the mobile communications. The cost barrier to obtaining a mobile device with data access has disappeared allowing billions of people to have online access on fixed and mobile networks, and those users accessing social networking websites, using peer-to-peer, or P2P applications, and uploading live content over the internet, which in turn is downloaded by millions, has led to staggering growth in packet traffic. Not only is traffic growing and changing in nature, it’s location of origin and timing has become completely unpredictable. There is a significant impact on the mobile signaling network, brought on by smartphone penetration and consumer use of “chatty” applications that do frequent network queries.

We believe that as the users become more comfortable with using their smartphones/tablets and other connected devices, they will increasingly treat their mobile and fixed/WiFi networks as a single network and demand seamless transition from one network type to another without any disruption of service. The 4G/LTE standard was developed with the goal of creating a single IP network that is efficient, flexible, open up new business models and services revenues and eventually lead to true “virtual networks” or software-defined networks (SDN). The service providers were forced to perform complete overhaul of their telecom network infrastructure in order to move from TDM paradigm to next generation IP networks based on 4G/LTE for dealing with this rapidly growing demand. Before these network overhauls could be completed, some service providers decided to mislabel their hybrid 3.5G/HSPA+/partial LTE implementations as 4G networks in order to stem the loss of revenue and protect themselves against the threat of being forever relegated to the role of pipe provider. This marketing ploy has led to significant confusion and misunderstanding among users.

Adding further fuel to the demand for mobile and fixed broadband services is the fast adoption of connected machines or devices, or embedded systems capable of Machine-to-Machine (M2M) communication. These M2M communications are made possible by a device (non-phone/tablet/pc such as a sensor) that is attached to a machine to capture an event that is relayed over a network via 3G/4G routers or fixed broadband lines, delivering data or events (such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed) to applications creating an “Internet of Things” or IoT. As the service providers start deploying true 4G (Long Term Evolution-Advanced, or LTE-Advanced) and this pace picks up, we believe that almost every device will get its own unique identity and a high-speed connection to the internet over a high speed IP (Internet Protocol) based telecommunication network making it an “Internet of Everything”.

We believe that growing security concerns and vulnerabilities in a large number of use-case scenarios due to the inherent “open” nature of this architecture can throttle the successful adoption of these technologies. Security can no longer exist as a point solution, and enterprises everywhere are currently upgrading core IT infrastructure (systems, networks, and management) to integrate security into everything. Because of the complexity of today’s networks and the requirement to connect users from any location at any time on any device, enterprise buyers looking to improve security posture have to evaluate everything from software solutions for smartphones to routers and switches with integrated security, massive security appliances for data centers, cloud-based security services, and security solutions for virtualized environments and public and private clouds.

The portions of the IP-telephony, mobility, fixed-mobile convergence and unified communications markets that could benefit from our software and technology solutions, as forecasted by Infonetics and by our internal estimates, are expected to grow from approximately $96 billion of worldwide revenues in 2012 to approximately $342 billion by 2017, representing a compound annual growth rate, or CAGR, of approximately 29%. We believe that this growing trend represents a significant opportunity for us to license our technology and software, and establish our secure domain name registry.

Index
Enterprise Telephony – Unified Communications, VoIP, Telepresence and Video Conferencing

Enterprise Telephony includes technologies that use Internet Protocol’s packet-switched connections to exchange voice, fax, and other forms of information traditionally carried over the dedicated circuit-switched connections of the public switched telephone network, or PSTN.  The adoption of Enterprise Telephony has helped businesses significantly lower network operating costs by using a common network for voice and data. As the workforce becomes increasingly dispersed, mobile features enabled by Internet protocol-based communications such as presence, unified messaging, peer-to-peer applications, find me/follow me, white-boarding and document sharing have become more commonplace.  However, the development of the related security infrastructure has lagged behind, leaving next-generation networks vulnerable to a multitude of threats including man-in-middle, eavesdropping, domain hijacking, distributed denial of service, or DDoS, spam over Internet telephony, or SPIT, and spam over instant messaging, or SPIM.  These threats continue to highlight the need for securing next-generation networks.  As the use of Enterprise Telephony systems extends beyond the boundaries of an organization’s private network, security is likely to become an even bigger concern. Enterprises are increasingly deploying an array of communication methodologies integrated into a single communications experience is often referred to as unified communications. We believe that unified communications have higher utility and can increase productivity for users. The basic components of unified communications include: a directory for storing addresses, various modes of communication with each user/contact (desk phone, mobile phone, IM, etc.), message storage for all messages regardless of communication method and secure presence of a user's status for each mode of communication (available, away, busy, etc.).

Based on our estimates using Infonetics and other market data, we believe that worldwide revenue from IP telephony products like IP-PBX including IP phones, service provider VoIP and IMS equipment, VoIP gateways, Enterprise Telepresence and Video Conferencing for businesses and Unified Communication clients, is expected to grow from approximately $38 billion in 2012 to approximately $60 billion in 2017, representing a CAGR of approximately 9%.  We believe our unique and patented solution provides the robust security platform required for providing on-demand secure communication links between enterprises intending to communicate securely without manually configuring the connections.  We believe a standard security solution such as ours will further accelerate the adoption of Enterprise telephony products in the market and allow enterprises to take full advantage of these rich content applications and real-time communications over the Internet, thereby significantly increasing their return on investment.

IP Mobility- Smartphones, Embedded Devices, Machine-to-Machine (M2M) Devices (LTE)

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

Embedded mobile broadband computing devices include PCs, netbooks, tablets, and mobile Internet devices (MIDs) with embedded mobile broadband modems to enable Internet access via a mobile broadband network. A growing number of these devices are now shipping enabled with LTE/4G. Mobile Internet devices (MIDs) include handheld mobile Internet devices; e.g. eReader, gaming console, digital picture frame, digital camera, with embedded mobile broadband modems. Mobile broadband routers have mobile broadband modems or antenna as the broadband connection; have multiple Ethernet ports and integrated wireless access points for local area connectivity and bandwidth sharing; can have integrated hub or switch; may have an integrated stateful firewall or IPSec VPN and are also known as mobile hotspot routers.

Index
Machine-to-Machine (M2M), connected devices, or embedded systems, connected machines are fast becoming the eyes and ears of the enterprise. By adding sensors and networking technologies to the products they sell and the equipment they employ, companies are finding new ways to gather powerful insights and use new forms of data, thus creating a vast “internet of things”. This communication is made possible by a device (such as an intelligent sensor) that is attached to a machine to capture an event, such as such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed, that is relayed over a network delivering data to applications. The potential application for this technology is limitless. There are smart meters in energy and utilities (the “smart grid”), connected vehicles in automotive and logistics, heart monitors in healthcare, RFID tagged inventory in retail and manufacturing, and digital signage in media and communications to name a few. Another fast growing application is in the wearable technology products namely, fitness and wellness, infotainment, healthcare and medical, and industrial and military. The fitness and wellness segment comprises products like smart clothing and smart sensors, activity monitors, sleep sensors and others, whereas the Infotainment sector consists of products like smart watches, heads-up displays, smart glasses and others. The products like continuous glucose monitor, drug delivery, monitors, wearable patches and others have been covered under healthcare and medical segment and products like hand worn terminals, augmented reality headsets and others have been mentioned under industrial and military segment. We believe that the large revenue potential for M2M services that has attracted the attention of carriers globally risks being thwarted by the growing security concerns in M2M applications. Porous security is exposing vulnerabilities in a large number of use-case scenarios, including cars, energy management systems, telemedicine, and telemetry. While built-in security is a high priority in all other information and communication technologies, it is yet to be considered, even at a basic level, in most M2M applications. The rapid and successful adoption of M2M in automobiles, healthcare, industrial installations, and consumer homes may be jeopardized if communication security is not designed in to all M2M devices and applications. All these new devices will require a unique identity addressable by a secure domain name and all their communications, with application servers and other devices, completely secured automatically and on-demand.

IP mobility services require  an environment where wired and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, LTE, WiMAX, WiFi cellular and fixed. Based on our estimates using Infonetics and other market data, we believe that worldwide revenue from IP mobility products like smartphones, embedded devices, hotspots and mobile data cards, femtocell equipment, M2M communication devices and services is expected to grow from approximately $57 billion in 2012 to approximately $282 billion by 2017, representing a CAGR of approximately 37%. We believe in order to realize the full functionality of IP mobility, several challenges including security must be overcome. When users are mobile, connections and data need to cross multiple network boundaries, each of which poses a security threat. Wireless networks may be threatened or compromised by rogue users who enter through (insecure wireless access points. We believe that providing authenticated access to the M2M networks and enterprise applications are important requirements and represent a significant market opportunity for our patented technology and secure domain names to provide users or machines fully authenticated secure access on a "zero-click" or "single-click" basis.

Index
Our Solutions

Our software and technology solutions, including our secure domain name registry, our patents and our GABRIEL Connection Technology™ are designed to secure all types of real-time communications over the Internet.  Our technology uses industry standard encryption methods with our patented DNS lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet.  Our technology can be built into network infrastructure, operating systems or silicon chips developed for a communication or computing device to secure real-time communications over the Internet between numerous devices.  Our technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users and transmit information between multiple devices, networks and operating systems.  These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support rich content applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment.  Our approach is a unique and patented solution that we believe provides the robust security platform required by these rich content applications and real-time communications over the Internet.  We believe the key benefits and features of our technology include the following:

●	Automatic and seamless to the user. After a one-time registration, users connect securely on a “zero-click” or “single-click” basis.

●	Secure data communications. Users create secure networks with people they trust and communicate over a secure channel.

●	Control of data at all times. Users can secure and customize their unified communication and collaboration applications such as file sharing and remote desktop with policy-based access and secure presence information.

●	Authenticated users. Users know they are communicating with authenticated users with secure domain names.

●	Application-agnostic technology. Our solution provides security at the IP layer of the network by using patented DNS lookup mechanisms to make connections between secure domain names, thereby obviating the need to provide application specific security.

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

●	Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet, and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enables users to create a secure communication link by generating secure domain names. We have a portfolio comprised of over 80 U.S. and international patents with over 100 pending applications. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

●	Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence and unified communications end-markets.

●	Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for Leidos, Inc. during which time they invented the technology that is the foundation of our technology, and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

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

License and Service Offerings

We offer a diversified portfolio of license and service offerings focused on securing real-time communications over the Internet, including:

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

Index
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

Customers

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee. Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license for our patents for certain Microsoft products. We have also signed Patent License Agreements with Aastra USA, Inc. Avaya, Inc., Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our U.S. patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

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

We plan to directly market our domain name registry services to our service provider and system integrator customers.  We hope to leverage our relationship with Leidos, Inc. to extend our offering to departments and agencies within the federal government.  Leidos, Inc. is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health. We intend to build a sales force that will be responsible for managing accounts and pursuing technology licensing and sales opportunities with new customers.

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

We have a portfolio comprised of over 80 U.S. and international patents with over 100 pending applications.  Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our software and technology solutions also have additional applications relating to operating systems and network security. A complete list of our US patents is available on our website located at www.virnetx.com. Each patent is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.  The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

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

Index
Assignment of Patents

Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We recorded the assignment from Leidos, Inc. with the U.S. Patent Office on December 21, 2006.

Key terms of these agreements are as follows:

Patent Assignment.  Leidos, Inc. unconditionally and irrevocably conveyed, transferred, assigned and quitclaimed all its right, title and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent Office, including, without limitation, the right to sue for past infringement.

License to Leidos, Inc. Outside the Field of Use.  On November 2, 2006, we granted to Leidos, Inc. an exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, Inc. and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, Inc., solely outside our field of use. We have, and retain, all right, title and interest to all our patents within our field of use. On March 12, 2008, Leidos, Inc. relinquished the November 2, 2006, exclusive right and license outside our field of use referred to above, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to Leidos, Inc. a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, Inc. and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, Inc., solely outside our field of use.

Compensation Obligations. As consideration for the assignment of the patents and for the rights we obtained from Leidos, Inc. as amended, we are required to make payments to Leidos, Inc. based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, Leidos, Inc. is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX, from the settlement of certain patent infringement claims of ours.

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

We are aware of the recent announcements made by ICANN related to the anticipated launch of new domain name extensions and an ICANN-supervised Trademark Clearinghouse to assist brand owners with protecting their trademarks during the initial launch of the new domain name extensions. We are currently evaluating whether we will apply to become an ICANN-accredited registry provider with respect to one or more customized generic top-level domain (gTLD), or create our own alternative DNS root directory to manage the assignment of non-standard secure domain names.  We have not yet begun discussions with ICANN and we cannot assure you that we will be successful in obtaining ICANN accreditation for our registry service on terms acceptable to us or at all.  Whether or not we obtain accreditation from ICANN, we will be subject to the ongoing risks arising out of the delegation of the U.S. government’s responsibilities for the domain name system to the U.S. Department of Commerce and ICANN and the evolving government regulatory environment with respect to domain name registry services.

Index
Employees

As of December 31, 2013, we had 15 full-time employees.

Corporate Overview and History

VirnetX, Inc., was incorporated in the State of Delaware in August 2005.  In November 2006, VirnetX acquired certain patents from Leidos, Inc.  In July 2007, we effected a reverse merger between PASW, Inc. and VirnetX, which became our principal operating subsidiary.  As a result of this merger, the former security holders of VirnetX came to own a majority of our outstanding common stock.  On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.

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

Index
Item 1A.	Risk Factors

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

We believe our patents are valid, enforceable and valuable.  Notwithstanding this belief, third parties may make claims of non-infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, or otherwise materially and adversely affect our business.  Similar challenges could also prevent us from obtaining additional patents in the future.  Even if we are successful in enforcing our rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect.  These risks may be heightened in countries other than the United States, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest.  If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

The current regulatory environment for our products and services remains unclear.  We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities.  Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations.  For example, Voice-over-Internet Protocol (or VoIP) services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs and adversely affect the marketability of our products and planned products related to VoIP.  For further example, the use of the Internet and private Internet Protocol (IP) networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•	New legislation, regulations, court and agency decisions, or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the U.S. Supreme Court has recently modified some tests used by the United States Patent and Trademark Office (USPTO) in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the U.S. recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents

•	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

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

Index
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

We expect that in the future, a significant portion of our revenues will be generated from a limited number of customers.  Substantially all of our income during 2010 was from the payments to us resulting from the Settlement and License Agreement we entered into with Microsoft. Nominal revenues from 2010 and 2011 were derived from a single licensing agreement and 2012 and 2013 revenues were derived from settlement and license agreements entered into as we settled lawsuits we initiated against customers for patent infringements. There can be no guarantee that we will be able to obtain additional customers, or if we do so, to sustain our revenue levels from these prospective customers.  If we are not able to establish, maintain or replace the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

Index
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

Although we paid a special cash dividend to holders of our common stock in 2010, we do not currently pay regular dividends on our common stock and instead intend to retain our cash and future earnings, if any to fund our business plan.  Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities.  We therefore can’t assure you that our Board of Directors will determine to pay regular or special dividends in the future. Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

The exercise of our outstanding stock options would result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2013, we had outstanding options and restricted stock units to purchase an aggregate of 5,225,764 shares of common stock (representing 10.19% of our total shares outstanding as of December 31, 2013) of which 4,410,411 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

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

Our common stock is listed on NYSE MKT LLC, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between January 1, 2013, and December 31, 2013, the reported last sale price for our common stock ranged between $16.45 and $35.74 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivatives transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	economic and financial conditions

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $17.3 million for the year ended December 31, 2011, a net loss $26.9 million for the year ended December 31, 2012 and a net loss of $27.6 million for the year ended December 31, 2013 with an accumulated deficit of $90.5 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of December 31, 2013, our executive officers and directors beneficially owned approximately 20% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448.  We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in 2015.  We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.

Item 3.	Legal Proceedings.

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek damages and injunctive relief. The Markman hearing in this case is scheduled for September 4, 2014 and the jury trial is scheduled for July 13, 2015.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Leidos, Inc. we would pay to Leidos, Inc. 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. We are awaiting the Court’s decision in this matter.  On July 1, 2013, the Court entered an Order setting a hearing on our motion for an ongoing royalty for August 15, 2013.  On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit. On October 16, 2013 Apple filed its opening appeal brief to the United States Court of Appeals for the Federal Circuit. Our response to the opening brief was filed on December 02, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. The case is scheduled for hearing on March 03, 2014 at 10:00 a.m. at the United States Court of Appeals for the Federal Circuit (Howard T. Markey National Courts Building, 717 Madison Place, N.W. Washington, DC 20439), Courtroom 402.

Index
The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury determined that all our patents-in-suit patents are not invalid. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.  A hearing on our motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  We are awaiting the Court’s ruling on these motions.

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

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case is scheduled for May 8, 2014 and the jury trial is scheduled for October 13, 2015.

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

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE MKT LLC.

The following table shows the price range of our common stock, as reported on the NYSE MKT LLC, for each quarter ended during the last two fiscal years.

Quarter Ended	High	Low
3/31/12	$27.97	$19.13
6/30/12	$36.25	$21.71
9/30/12	$41.93	$21.25
12/31/12	$37.65	$23.41
3/31/13	$36.84	$17.98
6/30/13	$26.25	$16.10
9/30/13	$22.41	$16.70
12/31/13	$23.20	$17.16

The closing price of our common stock on the NYSE MKT LLC on February 21, 2014 was $19.36 per share.

Holders

As of February 21, 2014, we had 37 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividends

On June 15, 2010, our Board of Directors declared a special cash dividend of $0.50 per share of our common stock to holders of record on July 1, 2010.  We do not currently intend to begin paying a regular dividend in the foreseeable future.  Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or  incorporated by reference into any filing of VirnetX under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Index
The stock price performance reflected on this graph is not necessarily indicative of future stock price performance. See the disclosure in part I, Item 1A.  “Risk Factors”

	12/08	12/09	12/10	12/11	12/12	12/13

VirnetX Holding Corp	100.00	198.65	1087.70	1828.94	2144.63	1421.70
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
RDG Technology Composite	100.00	160.94	181.64	181.83	208.18	274.77

Index
Recent Sales of Unregistered Securities

During the year ended December 31, 2013, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Selected Financial Data.

The consolidated statement of operations data for the three years ended December 31, 2013, 2012 and 2011 and the balance sheet data at December 31, 2013 and 2012, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the for the two years ended December 31, 2010 and 2009 and the balance sheet data at December 31, 2011, 2010 and 2009, are derived from our audited financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenue	$2,197	$412	$20	$68	$26
Gain on settlement	—	—	—	$200,000	—
Other operating expenses	$(30,784)	$(39,273)	$(17,396)	$(95,383)	$(13,114)
Income tax benefit (expense )	$(751)	$12,535	$5,480	$(34,062)	—
Net (loss) income	$(27,608)	$(26,924)	$(17,263)	$41,417	$(12,524)
Earnings (loss) per share	$(0.54)	$(0.53)	$(0.35)	$0.91	$(0.33)
Dividends declared per common share	$0.00	$0.00	$0.00	$0.50	$0.00
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,173	$19,661	$49,482	$34,635	$2,011
Investments available for sale	$19,815	$26,493	$14,438	$43,457	—
Total assets	$39,398	$61,313	$74,633	$81,694	$2,242
Long-term obligation	—	—	—	---	$120
Stockholders’ equity (deficit)	$34,024	$53,944	$68,277	$59,453	$(8,708)

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own over 80 U.S. and international patents with over 100 pending applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Mobile-to-Mobile (M2M) communications in areas of Smart City, Connected Car and Connected Home.

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

We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE Advanced wireless networks and Mobile-to-Mobile (M2M) communications in areas including Smart City, Connected Car and Connected Home. We also believe that all 4G/LTE Advanced mobile devices will require unique secure domain names and become part of a secure domain name registry.

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

Our software and technology solutions provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Mobile-to-Mobile (M2M) communications in areas including Smart City, Connected Car and Connected Home.  Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

In connection with the settlement of our lawsuit against Microsoft Corporation in 2010, Microsoft became our first licensee.  Pursuant to the Settlement and License Agreement between us and Microsoft, Microsoft paid us $200 million, and Microsoft was granted a worldwide, irrevocable, nonexclusive, non-sub licensable fully paid up license for our patents for certain Microsoft products. We have also signed Patent License Agreements with Avaya Inc., Aastra USA, Inc. Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our U.S. patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. Leidos, Inc. is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, Inc. and expanded the set of patents we acquired in 2006 from Leidos, Inc. into a larger portfolio with  over 80 U.S. and international patents with over 100 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years discussed below.

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

Index
Developments in the Year Ended December 31, 2013

Litigation

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek damages and injunctive relief. The Markman hearing in this case is scheduled for September 4, 2014 and the jury trial is scheduled for July 13, 2015.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Leidos, Inc. we would pay to Leidos, Inc. 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. We are awaiting the Court’s decision in this matter.  On July 1, 2013, the Court entered an Order setting a hearing on our motion for an ongoing royalty for August 15, 2013.  On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit. On October 16, 2013 Apple filed its opening appeal brief to the United States Court of Appeals for the Federal Circuit. Our response to the opening brief was filed on December 02, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. The case is scheduled for hearing on March 03, 2014 at 10:00 a.m. at the United States Court of Appeals for the Federal Circuit (Howard T. Markey National Courts Building, 717 Madison Place, N.W. Washington, DC 20439), Courtroom 402.

The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury determined that all our patents-in-suit patents are not invalid. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.  A hearing on our motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  We are awaiting the Court’s ruling on these motions.

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

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case is scheduled for May 8, 2014 and the jury trial is scheduled for October 13, 2015.

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

Commitments

Our lease agreement for our corporate headquarters commenced in October 2011 and includes monthly payments of $5 until the lease term expired in October 2013. In August 2013, we extended the terms of the lease agreement for two years to expire in October 2015.

We entered into a non-cancelable agreement for corporate promotional and marketing purposes for a period of ten years at a cost of $4,000. Initial payments of $250 have been prepaid and are included in prepaid expenses and other current assets on our Consolidated Balance Sheet. The remaining balance is due on March 1 of the year the facility will become available for use, which the lessor anticipates will be in 2014, at which time we will begin amortizing the agreement over the contract period.  The lease terms include certain refunds and deductions in the event construction is delayed or not completed within specified time-frames.

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

•	Patent License Agreements: Upon signing a patent license agreement, including licenses entered into settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

•	Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a litigation, disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated, typically based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

•	Current Royalty Payments: We may also receive ongoing royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period. Licensees that owe these current royalty payments are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we will recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is limited.

•	Non-Refundable Prepaid Fees and Minimum Fee Contracts: For contracts which contain non-refundable prepayment or fixed minimum payments over the remaining term of the license, where we have no future obligations or performance requirements, revenue will generally be deferred and recognized over the license term, depending on how and when the revenue recognition process is complete. Revenue for contracts longer than one year may not be recognized in advance of collections as the fee may be considered to be not fixed and determinable.

•	Non-Royalty Elements: Elements that are not related to royalty revenue in nature, such as settlement fees, expense reimbursement, and damages, if any, are recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

Index
Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2013, 2012 and 2011 we incurred losses; therefore, the effect of any Common Stock equivalent is anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the year ended December 31, 2013, and 2012 we had, at times, funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Income Taxes

We account for income taxes using the asset and liability method.  The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities.  We calculate current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected on the income tax returns filed during the following years.  Adjustments based on filed returns are recorded when identified in the subsequent years.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing if we will realize our deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized.

A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized.  The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences.  We believe the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.  In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. Consistent with our policy, and because of our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our statements of operations.

We account for our uncertain tax positions in accordance with U.S. GAAP. The purpose of this method is to clarify accounting for uncertain tax positions recognized.  The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination.  Step two, measurement, is addressed only if a position is more likely than not to be sustained.  In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities.  If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires.  Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained.  Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates.  Actual results could differ materially from these estimates.

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

New Accounting Pronouncements

In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This guidance was effective for interim and fiscal years beginning after December 15, 2012. The guidance did not impact our financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The guidance is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The standard became effective for us on January 1, 2014 and had no material effect on our financial position or statement of operations.

Index
Operations (all amounts in this section are expressed in thousands)

Revenue

	2013	2012	2011

Revenue	$2,197	$412	$20

Revenue generated for the year ended December 31, 2013 was $2,197, compared to the December 31, 2012 revenue of approximately $412 and $20 for the year ended December 31, 2011. Revenue for the year ended December 31, 2013 of $2,197, was largely a result of a settlement agreement with one of our patent infringement lawsuits in 2013. Under the terms of the agreement we are to be paid minimum annual payments of $2,500 over the contract period for a total of $10,000, with a portion allocated to the use of our patented technology prior the execution of the license agreement ("historical royalties"). During the year ended December 31, 2013 we recognized $1,500 of revenue for historical royalties and $697 of revenue for royalties earned subsequent to the settlement, and other licensees. Revenues for historical royalties were estimated based on estimated past and future usage of our IP on our customer's products. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received.

In addition to the settlement discussed above, during 2013 and 2012 we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see "Litigation"). These revenues relate to both payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received. In 2011, revenue was from our Japanese subsidiary.

Research and Development Expenses

	2013	2012	2011

Research and Development	$1,782	$1,555	$1,464

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2013 was $1,782 compared to $1,555 for 2012, and compared to $1,464 for the year ended December 31, 2011. The increase in 2013 was primarily due to the increase in wages and bonuses paid in 2013 compared to 2012. The increase in 2012 as compared to 2011, was primarily due to the increase in wages.

Selling, General and Administrative Expenses

	2013	2012	2011

Selling, General and Administration	$29,002	$37,718	$15,932

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2013 was $29,002 compared to December 31, 2012 of $37,718 and $15,932 for the year ended December 31, 2011. The decrease in 2013 was primarily due to the decrease in legal fees. The increase in 2012 was associated with the settlement of the Aastra, Mitel and NEC cases as well as the ongoing Apples, Cisco and Avaya cases in 2012. Legal fees represent approximately 57% of general and administrative expenses for 2013 as compared to 71% for 2012 and 40% for 2011.

Within selling, general and administrative expenses, legal fees for the year ended December 31, 2013 were $16,363 compared to December 31, 2012 of $26,537 and $6,342 for the year ended December 31, 2011. The increase in 2012 was associated with the settlement of the Aastra, Mitel and NEC cases as well as the ongoing Apple, Cisco and Avaya cases in 2012.

Index
Other Income and Expenses

	2013	2012	2011

Other Income and Expense	$1,608	$(927)	$(5,595)

Our non-cash gain (loss) related to the periodic revaluation of our Series I Warrants liability for the year ended December 31, 2013 was $1,608 compared to ($927) for the year ended December 31, 2012 and ($5,595) for the year ended December 31, 2011.  Our non-cash gain (loss) related to the periodic revaluation of our Series I Warrants liability decreased by $2,535 in the year ended December 31, 2013, as compared to the comparable period in 2012 as a result of a lower common share price during the year ended  December 31, 2013.

Interest income for the year ended December 31, 2013 was $122 compared to $329 for the year ended December 31, 2012, and $228 for the year ended December 31, 2011. These changes are due to timing on the maturity of the investments as well as the amount of cash available for investments.

Index
Liquidity and Capital Resources

For the year ended December 31, 2013, our cash and cash equivalents totaled $19,173 and our short-term investments totaled $19,815 compared to $19,661 and $26,493, respectively, for the year ended December 31, 2012 and $49,482 and $14,438, respectively, as of December 31, 2011.

We expect that our cash and cash equivalents as of December 31, 2013, will be sufficient to meet our short-term capital needs. While we do not expect to generate net income in the near term similar to in the net income generated during the year ended December 31, 2010, generally attributable to the Microsoft Settlement, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world over the long term.  However, we will not receive any proceeds from these claims unless and until they may be resolved in our favor, and we expect to continue to incur substantial legal and other costs associated with pursuit of our claims.

Contractual Commitments

	Total	2014	2015	There after
Contractual obligations	$3,750	$3,750	$—	—

Leases	102	56	46	—
Total	$3,852	$3,806	$46	—

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in highly liquid debt instruments including municipal and federal agency securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could drastically increase in the near term but would have an immaterial impact to our consolidated balance sheets and statement of operations as there are only approximately 160,000 warrants outstanding as of December 31, 2013.

Index
Item 8.	Financial Statements and Supplementary Data.
FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2013 and December 31, 2012	38
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	39
Consolidated Statements of Comprehensive Loss of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	39
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	40
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	41
Notes to Financial Statements of VirnetX Holding Corporation	42

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. VirnetX Holding Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2013, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion as to the effectiveness of the Company’s control over financial reporting.

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 3, 2014

Index
VirnetX Holding Corporation

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,173	$19,661
Investments available for sale	19,815	26,493
Prepaid taxes	—	14,963
Prepaid expenses and other current assets	357	114
Total current assets	39,345	61,231
Property and equipment, net	53	70
Intangible and other assets	—	12
Total assets	$39,398	$61,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,748	$3,197
Income tax liability	395	—
Deferred revenue	667	—
Derivative liability	2,564	4,172
Total current liabilities	5,374	7,369

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2013 and 2012,
Issued and outstanding: 0 shares at December 31, 2013 and 2012	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2013 and 2012, Issued and outstanding: 51,236,141 shares and 51,150,242 shares, at December 31, 2013 and 2012, respectively	5	5
Additional paid-in capital	124,589	116,856
Accumulated deficit	(90,533)	(62,925)
Accumulated other comprehensive income (loss)	(37)	8
Total stockholders' equity	34,024	53,944
Total liabilities and stockholders' equity	$39,398	$61,313

The accompanying notes are an integral part of these consolidated financial statements

Index
VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$2,197	$412	$20
Operating expenses:
Research and development	1,782	1,555	1,464
General, selling and administrative	29,002	37,718	15,932
Total operating expenses	30,784	39,273	17,396
Loss from operations	(28,587)	(38,861)	(17,376)
Gain (loss) on change in value of embedded derivative and warrants	1,608	(927)	(5,595)
Interest income, net	122	329	228
Loss before taxes	(26,857)	(39,459)	(22,743)
Income tax (expense) benefit	(751)	12,535	5,480
Net loss	$(27,608)	$(26,924)	$(17,263)
Basic and diluted loss per share:	$(0.54)	$(0.53)	$(0.35)
Weighted average shares outstanding basic and diluted	51,188,006	50,934,266	50,028,413

VirnetX Holding Corporation
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net loss	$(27,608)	$(26,924)	$(17,263)
Other comprehensive income (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	(12)	—	—
Change in unrealized gain (loss) on investments, net of tax	(33)	12	(3)
Total other comprehensive income (loss), net of tax	(45)	12	(3)
Comprehensive loss	$(27,653)	$(26,912)	$(17,266)

The accompanying notes are an integral part of these consolidated financial statements

Index
VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

					Other	Total
			Additional		Comprehensive	Stockholders'
	Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Capital	Deficit	(Expense)	(Deficit)
Balance at December 31, 2010	49,341,028	$5	$78,187	$(17,755)	$(984)	$59,453

Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	855,536		3,063			3,063
Stock-based compensation			4,368			4,368
Deferred tax benefit related to stock based compensation			2,331			2,331
Derivative liability			15,260			15,260
Cashless exercise of $4.80 underwriter warrants	24,178					--
Exercise of options	398,394		1,068			1,068
Comprehensive income:
Reclassification adjustment for net loss included in net income				(983)	983	--
Net loss				(17,263)		(17,263)
Other comprehensive income net of tax					(3)	(3)
Comprehensive loss						(17,266)
Balance at December 31, 2011	50,619,136	5	104,277	(36,001)	(4)	68,277

Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	44,941		161			161
Stock-based compensation			6,162			6,162
Deferred tax benefit related to stock based compensation			3,111			3,111
Derivative liability			1,454			1,454
Exercise of options	486,165		1,691			1,691
Comprehensive income:
Net loss				(26,924)		(26,924)
Other comprehensive income net of tax					12	12
Comprehensive loss						(26,912)
Balance at December 31, 2012	51,150,242	5	116,856	(62,925)	8	53,944
Stock-based compensation			7,563			7,563
Exercise of options	39,833		170			170
Vested RSU's	46,066
Comprehensive income:
Net loss				(27,608)		(27,608)
Other comprehensive income net of tax					(45)	(45)
Comprehensive loss						(27,653)
Balance at December 31, 2013	51,236,141	$5	$124,589	$(90,533)	$(37)	$34,024

The accompanying notes are an integral part of these consolidated financial statements

Index
VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net (loss)	$(27,608)	$(26,924)	$(17,263)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	36	71	68
Stock-based compensation	7,563	6,162	4,367
Net change in deferred taxes	—	3,158	5,663
Change in value of derivative liability	(1,608)	927	5,595
Changes in assets and liabilities:
Prepaid expenses and other current assets	(243)	(23)	(3)
Prepaid taxes	14,963	(4,934)	(10,459)
Deferred revenue	667	—	—
Accounts payable and accrued liabilities	(1,449)	1,970	708
Income tax liability	395	—	(6,928)
Net cash used in operating activities	(7,284)	(19,593)	(18,252)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(37)	(51)
Purchase of investments	(92,729)	(59,342)	(34,082)
Proceeds from sale, maturity of investments	99,362	47,299	63,101
Net cash provided by (used in) investing activities	6,626	(12,080)	28,968
Cash flows from financing activities:
Proceeds from exercise of options	170	1,691	1,068
Proceeds from exercise of warrants	—	161	3,063
Net cash provided by financing activities	170	1,852	4,131
Net increase (decrease) in cash and cash equivalents	(488)	(29,821)	14,847
Cash and cash equivalents, beginning of year	19,661	49,482	34,635
Cash and cash equivalents, end of year	$19,173	$19,661	$49,482
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$—	$—	$9,600
Cash paid during the year for interest	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Index
VirnetX Holding Corporation
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Note 1 - Formation and Business of the Company

VirnetX Holding Corporation, which we refer to as” we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets.    Prior to 2012 our revenue was limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement.  During 2013 and 2012 we had revenues from settlements of patent infringement disputes whereby we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement (see “Revenue Recognition”).

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

Patent License Agreements: Upon signing a patent license agreement, including licenses entered into settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

•	Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a litigation, disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated, typically based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

Index
•	Current Royalty Payments: We may also receive ongoing royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period. Licensees that owe these current royalty payments are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we will recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is limited.

•	Non-Refundable Prepaid Fees and Minimum Fee Contracts: For contracts which contain non-refundable prepayment or fixed minimum payments over the remaining term of the license, where we have no future obligations or performance requirements, revenue will generally be deferred and recognized over the license term, depending on how and when the revenue recognition process is complete. Revenue for contracts longer than one year may not be recognized in advance of collections as the fee may be considered to be not fixed and determinable.

•	Non-Royalty Elements: Elements that are not related to royalty revenue in nature, such as settlement fees, expense reimbursement, and damages, if any, are recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

Index
Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.  Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Investments

Investments are classified as available-for-sale and are recorded at fair market value. Unrealized gain and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized.  We invest our excess cash primarily in highly liquid debt instruments including municipal and federal agency securities. By policy, we limit the amount of credit exposure to any one issuer.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC.   During the year ended December 31, 2013 and 2012, we had, at times, funds that were uninsured.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Income Taxes

We account for income taxes using the asset and liability method.  The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities.  We calculate current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected on the income tax returns filed during the following years.  Adjustments based on filed returns are recorded when identified in the subsequent years.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing if we will realize our deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized.

Index
A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized.  The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences.  We believe the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.  In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. Consistent with our policy, and because of our history of operating losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income.  We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our statements of operations.

We account for our uncertain tax positions in accordance with U.S. GAAP. The purpose of this method is to clarify accounting for uncertain tax positions recognized.  The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination.  Step two, measurement, is addressed only if a position is more likely than not to be sustained.  In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities.  If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires.  Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained.  Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates.  Actual results could differ materially from these estimates.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of 4 years. We estimate the forfeiture rate based on our historical experience if any. See Note 6 - Stock-Based Compensation for additional information concerning our share-based compensation awards.

In addition, as required we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2013, 2012 and 2011 we incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during these periods.

New Accounting Pronouncements

In February 2013, the FASB issued final guidance on the presentation of reclassifications out of other comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This guidance was effective for interim and fiscal years beginning after December 15, 2012. The guidance did not impact our financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The guidance is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The standard became effective for us on January 1, 2014 and had no material effect on our financial position or statement of operations.

Index
Note 3 - Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2013	2012	2011
Office furniture	$70	$70	$57
Computer equipment	121	115	91
Total	191	185	148
Less accumulated depreciation	(138)	(115)	(92)
	$53	$70	$56

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $24, $23 and $20 respectively.

Note 4 - Commitments

We lease our offices under an operating lease with a third party expiring in October 2015.  We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, $56 and $59 for the years ended December 31, 2013, 2012 and 2011, respectively.

We entered into a non-cancelable agreement for corporate promotional and marketing purposes for a period of ten years at a cost of $4,000. Initial payments of $250 have been prepaid and are included in prepaid expenses and other current assets on our Consolidated Balance Sheet. The remaining balance is due on March 1 of the year the facility will become available for use, which the lessor anticipates will be in 2014, at which time we will begin amortizing the agreement over the contract period.  The lease terms include certain refunds and deductions in the event construction is delayed or not completed within specified time-frames.

The following table summarizes our contractual obligations, including interest expense, and commitments as of December 31, 2013:

	Total	2014	2015	Thereafter
Contractual obligations	$3,750	$3,750	$—	—

Leases	102	56	46	—
Total	$3,852	$3,806	$46	—

Index
Note 5 - Stock Plan

In 2005, VirnetX, Inc. adopted the 2005 Stock Plan (the "2005 Plan"), which was assumed by us upon the closing of the transaction between VirnetX Holding Corporation and VirnetX, Inc. on July 5, 2007.  Our Board of Directors renamed the 2005 Plan the VirnetX Holding Corporation 2007 Stock Plan and our stockholders approved the 2007 Plan at our 2008 annual stockholders' meeting.  The 2007 Plan provided for the issuance of up to 11,624,469 shares of our common stock.  The 2007 Plan provided for the granting of stock options and restricted stock purchase rights (RSU) to our employees and consultants.

On May 22, 2013, our stockholders approved the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "2013 Plan") at our 2013 annual stockholders' meeting.  The 2013 Plan provides for the issuance of up to 2,500,000 shares of our common stock. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2013 Plan. The 2013 Plan provides for the granting of stock options and restricted stock purchase rights (“RSU”) to our employees and consultants. Stock options granted under the 2013 Plan may be incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may only be granted to our employees (including officers and directors). Nonqualified stock options ("NSO") and stock purchase rights may be granted to our employees and consultants.

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10 year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years.  At December 31, 2013 there were 2,227,882 shares available for grant under the 2013 Plan.

Note 6 - Stock-Based Compensation

The following tables summarize information about stock-options and RSU's outstanding at December 31, 2013:

Options Outstanding					Options Vested and Exercisable
Date of Option Issue	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2006	$0.24	690,612	2.22	$0.24	690,612	2.22	$0.24
2007	$4.20	1,277,574	3.56	4.20	1,277,574	3.56	4.20
2007	$5.88-6.47	563,931	3.99	5.88	563,931	3.99	5.88
2008	$1.74-6.20	169,500	4.37	5.13	169,500	4.37	5.13
2009	$1.15- 1.58	933,211	5.26	1.16	933,211	5.26	1.16
2010	$5.48-6.03	279,896	6.17	5.49	268,440	6.17	5.49
2011	$19.85-23.62	425,000	7.37	23.62	290,416	7.37	23.62
2012	$23.84 – 35.25	362,500	8.39	27.00	164,166	8.35	27.16
2013	$23.72 – 35.05	274,625	9.37	25.37	52,561	9.36	25.70
		4,976,849	4.91	$7.86	4,410,411	4.45	$5.66

	RSU's Outstanding
Grant Date	Range of Grant Prices	Number Outstanding	Weighted Average Grant Price
2012	$24.75 – 29.90	92,500	$24.75
2013	$23.72	156,415	23.72
		248,915	$24.10

Index
The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,830,391	$3.14	—	—
Options granted	475,000	23.80	—	—
Options exercised	(398,393)	2.68	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2011	4,906,998	5.12	—	—
Options granted	367,500	26.97	—	—
Options exercised	(486,165)	3.48	—	—
Options cancelled	(12,109)	17.34	—	—
Outstanding at December 31, 2012	4,776,224	6.94	—	—
Options granted	274,625	25.37	—	—
Options exercised	(39,833)	4.27	—	—
Options cancelled	(34,167)	20.57	—	—
Outstanding at December 31, 2013	4,976,849	$7.86	4.91	$63,649

	RSU's
	Number of RSU's	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	—	—	—
RSU's granted	151,665	25.60	—
Outstanding at December 31, 2012	151,665	$25.60	$—
RSU's granted	156,415	23.72	—
RSU's vested	(55,832)	27.06	—
RSU's cancelled	(3,333)	24.75	—
Outstanding at December 31, 2013	248,915	$24.10	$—

Intrinsic value is calculated as the difference between, the per share market price of our common stock on the last trading day of 2013, which was $19.41, and the exercise price of the options.  For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $170, $1,691 and $1,068 from stock options exercised in 2013, 2012 and 2011 respectively. The total intrinsic value of options exercised was $676, $11,509 and $8,050 during the years ended December 31, 2013, 2012 and 2011, respectively.  The aggregate intrinsic value of options exercisable at December 31, 2013 was $63,490. For RSU’s vested, the intrinsic value is the difference between market price and the vested price on the date of vest. The total intrinsic value of the RSU’s vested was zero during the year ended December 31, 2013.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Employee stock options	$6,488	$5,171	$4,367
RSU’s	1,075	991	—
Total stock-based compensation expense	$7,563	$6,162	$4,367

Index
As of December 31, 2013, there was $11,752 of unrecognized stock-based compensation expense expected to be recognized related to unvested employee stock options and 4,773 of unrecognized stock-based compensation expense to be recognized related to unvested RSU’s. These costs are expected to be recognized over a weighted-average period of 2.39 and 2.70 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected stock price volatility	93%	111%	123%
Risk-free interest rate	2.04%	1.90%	3.05%
Expected life term (in years)	6.10 years	6.8 years	6.6 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $19.24, $23.17 and $21.43 per share during the years ended December 31, 2013, 2012 and 2011, respectively.

The expected life was determined using the simplified method outlined in ASC 718, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have had nominal forfeited options and believe that all outstanding options at December 31, 2013, will vest.  In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 7 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period.  Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2013, 2012 and 2011 we incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic loss per share calculations:

	Period Ended December 31,
	2013	2012	2011
Net loss	$(27,608)	$(26,924)	$(17,263)
Basic weighted average number of shares outstanding	51,188	50,934	50,028
Diluted weighted average number of shares outstanding	51,188	50,934	50,028
Basic and diluted loss per share	$(0.54)	$(0.53)	$(0.35)

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

Index
Note 9 - Warrants

Information about warrants outstanding during the twelve months ended December 31, 2013 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2012	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2013	Expiration Date

2,619,036	(1)	$3.59	159,967	—	—	—	159,967	March 2015
Total			159,967	—	—	—	159,967

(1)	Referred to as our Series I Warrants.

Note 10 - Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees.  Our matching contribution to the plan was approximately, $47 in 2013, $41 in 2012 and $36 in 2011.

Note 11 - Income Taxes

The benefit (provision) for income taxes is comprised of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$(354)	$12,154	$8,036
State	(397)	428	767
Foreign	-	-	9
	(751)	12,582	8,812
Deferred:
Federal	-	(40)	(3,331)
State	-	(7)	(1)
	-	(47)	(3,332)
Total benefit (provision) for income taxes	$(751)	$12,535	$5,480

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(1.48)%	1.07%	2.19%
Valuation allowance	(37.11)%	(4.41)%	(4.39)%
Stock options	(0.17)%	0.14%	(1.92)%
Prior year true-up	(1.32)%	1.03%	-
Warrants	2.10%	(0.82)%	(8.60)%
Other	0.18%	(0.32)%	1.79%
Balance at the end of the year	(2.80)%	31.69%	24.07%

Index
Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Deferred tax assets:
Reserves and accruals	$58	$50	$46
State tax	1	1	1
Research and development credits and other credits	907	-	-
Net operating loss carry forward	8,249	2,254	2,822
Stock based compensation	6,600	4,506	3,155
Other	154	177	211
Total deferred tax assets	15,969	6,988	6,235

Valuation allowance	(15,955)	(6,969)	(6,168)
Deferred tax assets after valuation allowance	14	19	67

Deferred tax liability:
Depreciation and amortization	(14)	(19)	(20)

Total deferred tax liability	(14)	(19)	(20)

Net deferred tax assets	$-	$-	$47

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2013 will not be fully realizable.  Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2013.  The net change in the total valuation allowance for the 12 months ended December 31, 2013 was an increase of $8,986.  At December 31, 2013, we had federal and state net operating loss carry-forwards of approximately $23,468 and $37,993, respectively, expiring beginning in 2027 and 2016, respectively.  At December 31, 2013, we had federal research and development credit carry-forwards of approximately $907 expiring beginning in 2031.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Our capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct net operating loss carry forwards generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided contingent reserve under ASC 740-10 of $316, $128 and $128 at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Our tax returns are subject to review by various tax authorities. The returns are subject to review those from 2008 forward.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We have accrued interest or penalties during the 12 month period ended December 31, 2013 in the amount of $79.

A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Balance at the beginning of the year	$128	$128	$128
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	188	-	-
Settlements	-	-	-
Lapse of applicable statute of limitations	-	-	-
Balance at the end of the year	$316	$128	$128

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

Mutual Funds: Valued at the quoted net asset value (NAV) of shares held.

Corporate, Municipal and U.S. Agency securities:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a Binomial valuation model. As of December 31, 2013, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $19.41, a discount rate of 1.75%, and a volatility of 91.55%. As of December 31, 2012, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $29.28, a discount rate of 0.72%, and a volatility of 94.15%.

The following table shows our cash and available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents of investments available for sale as of December 31, 2013 and 2012 respectively (in thousands):

	December 31, 2013
					Cash	Investments
	Adjusted	Unrealized	Unrealized	Fair	and Cash	Available
	Cost	Gains	Losses	Value	Equivalents	for Sale
Cash	$11,699	$-	$-	$11,699	$11,699	$-

Level 1:
Mutual funds	73	-	-	73	73	-
Corporate securities	10,782	-	-	10,782	2,325	8,457
Municipal securities	2,173	-	-	2,173	665	1,508
U.S agency securities	14,287	-	(25)	14,262	4,411	9,851
	27,315	-	(25)	27,289	7,474	19,815
Total	$39,014	$-	$(25)	$38,988	$19,173	$19,815

	December 31, 2012
					Cash	Investments
	Adjusted	Unrealized	Unrealized	Fair	and Cash	Available
	Cost	Gains	Losses	Value	Equivalents	for Sale
Cash	$19,661	$-	$-	$19,661	$19,661	$-

Level 1:
Certificates of deposit	17,836	-	-	17,836	-	17,836
Corporate securities	8,649	8	-	8,657	-	8,657
	26,485	8	-	26,493	-	26,493
Total	$46,146	$8	$-	$46,154	$19,661	$26,493

The maturities of the Company's marketable securities generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

Index
The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,564	$2,564
Total	$—	$—	$2,564	$2,564

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$4,172	$4,172
Total	$—	$—	$4,172	$4,172

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the year ended December 31, 2013, 2012 and 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Beginning Balance	$4,172	$4,699	$14,364
(Gain) losses included in losses	(1,608)	927	5,595
Settlements	—	(1,454)	(15,260)
Ending Balance	$2,564	$4,172	$4,699

Index
Note 13 - Patent Portfolio

As of December 31, 2013, we have over 80 U.S. and international patents with over 100 pending applications.  Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. in 2006 and we are required to make payments to Leidos, Inc. based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, Leidos, Inc. is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX or from the settlement of certain patent infringement claims of ours.

Index
Note 14 - Litigation

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek damages and injunctive relief. The Markman hearing in this case is scheduled for September 4, 2014 and the jury trial is scheduled for July 13, 2015.

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Leidos, Inc. we would pay to Leidos, Inc. 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. We are awaiting the Court’s decision in this matter.  On July 1, 2013, the Court entered an Order setting a hearing on our motion for an ongoing royalty for August 15, 2013.  On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit. On October 16, 2013 Apple filed its opening appeal brief to the United States Court of Appeals for the Federal Circuit. Our response to the opening brief was filed on December 02, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. The case is scheduled for hearing on March 03, 2014 at 10:00 a.m. at the United States Court of Appeals for the Federal Circuit (Howard T. Markey National Courts Building, 717 Madison Place, N.W. Washington, DC 20439), Courtroom 402.

 The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury determined that all our patents-in-suit patents are not invalid. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. We are awaiting the Court’s decision in this matter.  A hearing on our motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  We are awaiting the Court’s ruling on these motions.

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

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case is scheduled for May 8, 2014 and the jury trial is scheduled for October 13, 2015.

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

Note 15 - Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(in thousands except per share)
2013
Revenue	$293	$6	$1,612	$286
Loss from operations	(9,529)	(6,578)	(5,133)	(7,347)
Net loss	(7,891)	(7,029)	(5,134)	(7,554)
Basic and diluted loss per common share	$(0.15)	$(0.14)	$(0.10)	$(0.15)

	First	Second	Third	Fourth
	(in thousands except per share)
2012
Revenue	$-	$36	$368	$8
Loss from operations	(7,223)	(11,734)	(9,371)	(10,533)
Net loss	(4,707)	(10,264)	(4,719)	(7,234)
Basic and diluted loss per common share	$(0.09)	$(0.20)	$(0.09)	$(0.14)

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited the internal control over financial reporting of VirnetX Holding Corporation (the “Company”) as of December 31, 2013, based on criteria established in  Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in  Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated March 3, 2014, expressed an unqualified opinion on those financial statements.

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 3, 2014

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2013.

The purpose of this evaluation was to determine whether as of December 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15 (f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2013; their report is included elsewhere herein.

Item 9B.	Other Information.

None.

Index
PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2014 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) which will be filed within 120 days of our fiscal year end.

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

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Compensation Committee Matters,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” and “Option Exercises in Fiscal Year 2013.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the section “Voting Securities and Principal Holders.”

Securities Authorized for Issuance Under Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders.  The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2023.  As of December 31, 2013, there were 2,227,882 shares available to be granted under the Plan. We had 4,976,849 and 4,776,224 options outstanding at December 31, 2013, and December 31, 2012, respectively, with an average exercise price of $7.86 and $6.94, respectively. We had 248,915 and 151,665 restricted stock units outstanding at December 31, 2013 and December 31, 2012 respectively with a weighted average grant price of $24.10 and $25.60 respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,385,731	$8.48	2,227,882
Equity compensation plans not approved by security holders	—		—
Total	5,385,731	$8.48	2,227,882

On January 25, 2013 the Compensation Committee granted 40,000 options to the employees of VirnetX Inc. On June 6, 2013 the Compensation Committee granted an additional 197,125 options and 131,416 RSU’s to the employees of VirnetX, Inc. On June 6, 2013 the Compensation Committee granted an additional 37,500 options and 24,999 RSU’s to the Board of Directors of VirnetX, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Transactions with Related Persons” and “Composition of Board of Directors.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under “Principal Accountant Fees & Services.”

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

Dated: March 3, 2014

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 3, 2014
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 3, 2014
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer )

/s/ Robert D. Short III	Director	March 3, 2014
Robert D. Short III

/s/ Scott C. Taylor	Director	March 3, 2014
Scott C. Taylor

/s/ Michael F. Angelo	Director	March 3, 2014
Michael F. Angelo

/s/ Thomas M. O'Brien	Director	March 3, 2014
Thomas M. O'Brien

Index
EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company. (1)
3.2	By-Laws of the Company. (1)
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent. (2)
4.2	Form of Series I Warrant. (3)
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Scott C. Taylor, Michael F. Angelo, Thomas M. O'Brien and Richard Nance. (1)
10.2	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007. (5)
10.3**	2007 Stock Plan, as amended on April 13, 2012.
10.4	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers. (3)
10.5	Form of Registration Rights Agreement by and between the Company and the Purchasers. (3)
10.6	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated. (2)
10.7	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005. (6)
10.8	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005. (6)
10.9	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006. (6)
10.10	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006. (6)
10.11	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005. (6)
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008. (7)
10.13	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008. (7)
10.14	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008. (7)
10.15*	Engagement Letter dated June 9, 2009, by and between McKool Smith, a professional corporation, and the Company. (8)
10.16	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and the Company. (9)
10.17*	Settlement and License Agreement, by and between Microsoft Corporation, a Washington corporation, and VirnetX, Inc., a Delaware corporation. (10)
10.18**	Amended Form of Stock Option Agreement - 2007 Stock Plan. (10)
10.19**	Form of Restricted Stock Unit Award Agreement - 2007 Stock Plan. (4)
10.20**	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance. (4)
10.21**	2013 Equity Incentive Plan. (11)
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

Index
(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.

(2)	Incorporated herein by reference to the Company's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 16, 2009.

(3)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

(4)	Incorporated herein by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 10, 2012.

(5)	Incorporated herein by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

(6)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on July 12, 2007.

(7)	Incorporated by reference to the Company's Form 8-K (Commission File No. 001-33852) filed with the Securities and Exchange Commission on March 18, 2008.

(8)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 7, 2010.

(9)	Incorporated by reference to the Company's Form 10-Q/A (Commission File No. 001-33852) for the period ended June 30, 2010, filed with the Securities and Exchange Commission on January 31, 2011.

(10)	Incorporated by reference to the Company's Form 10-Q (Commission File No. 001-33852) filed with the Securities and Exchange Commission on May 10, 2011.

(11)	Incorporated by reference to Annex A of the Company's Proxy Statement (Commission File No. 001-33852) filed with the Securities and Exchange Commission on April 12, 2013.

*Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this Exhibit.

** Indicates management contract or compensatory plan.

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