Form 10-Q
period 2014-03-31
VirnetX Holding Corp
filed 2014-05-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 6, 2014, was 51,518,767.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,456	$19,173
Investments available for sale	17,486	19,815
Prepaid expenses - current	781	357
Total current assets	31,723	39,345
Prepaid expenses - non-current	3,600	—
Property and equipment, net	47	53
Total assets	$35,370	$39,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,011	$1,748
Income tax liability	395	395
Deferred revenue	417	667
Derivative liability	1,726	2,564
Total current liabilities	5,549	5,374

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at March 31, 2014, and December 31, 2013, Issued and outstanding: 0 shares at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2014 and December 31, 2013, Issued and outstanding: 51,492,237 shares at March 31, 2014, and 51,236,141 shares at December 31, 2013	5	5
Additional paid in capital	126,484	124,589
Accumulated deficit	(96,620)	(90,533)
Accumulated other comprehensive loss	(48)	(37)
Total stockholders' equity	29,821	34,024
Total liabilities and stockholders' equity	$35,370	$39,398

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	$250	$293
Operating expense:
Research and development	347	304
General, selling and administrative	6,856	9,518
Total operating expense	7,203	9,822
Loss from operations	(6,953)	(9,529)
Gain on change in value of derivative liability	838	1,606
Interest income, net	30	34
Loss before taxes	(6,085)	(7,889)
Provision for income taxes	(2)	(2)
Net loss	$(6,087)	$(7,891)
Basic and diluted loss per share	$(0.12)	$(0.15)
Weighted average shares outstanding basic and diluted	51,253	51,151

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(6,087)	$(7,891)
Other comprehensive loss, net of tax:
Change in unrealized loss on investments, net of tax	(11)	(8)
Total other comprehensive loss, net of tax	(11)	(8)
Comprehensive loss	$(6,098)	$(7,899)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net loss	$(6,087)	$(7,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	17
Stock-based compensation	1,828	1,585
Change in value of derivative liability	(838)	(1,606)
Changes in assets and liabilities:
Prepaid expenses - current	(424)	(528)
Prepaid expenses - non-current	(3,600)	—
Accounts payable and accrued liabilities	1,263	930
Deferred revenue	(250)	—
Net cash used in operating activities	(8,103)	(7,493)
Cash flows from investing activities:
Purchase of property and equipment	—	(4)
Purchase of investments	(3,383)	(12,989)
Proceeds from sale or maturity of investments	5,701	18,385
Net cash provided by investing activities	2,318	5,392
Cash flows from financing activities:
Proceeds from exercise of options	68	17
Net cash provided by financing activities	68	17
Net decrease in cash and cash equivalents	(5,717)	(2,084)
Cash and cash equivalents, beginning of period	19,173	19,661
Cash and cash equivalents, end of period	$13,456	$17,577

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own over 80 U.S. and foreign patents with several pending patent applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Mobile-to-Mobile (M2M) communications in areas of Smart City, Connected Car and Connected Home. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation (now “Leidos, Inc.”) in 2006 and we are required to make payments to Leidos based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE Advanced wireless networks and M2M communications in areas including Smart City, Connected Car and Connected Home. We also believe that all 4G/LTE Advanced mobile devices will require unique secure domain names and become part of a secure domain name registry.

We intend to continue to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will continue to use these rates and guidelines in all future license negotiations.

Our software and technology solutions provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and M2M communications in areas including Smart City, Connected Car and Connected Home.  Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”, formerly “SAIC”).  Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos into a larger portfolio with over 80 U.S. and foreign patents with several pending patent applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years discussed below.

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

Index
Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2014, the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2014, our results of operations for the three months ended March 31, 2014 and 2013, and our cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, fair values of stock-based awards, income taxes, and derivative liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements may be complex and include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Licensing agreements are accounted for under the FASB revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Patent License Agreements: As of March 31, 2014, we have 6 patent license agreements in place. Upon signing a patent license agreement, including licenses entered into settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

•	Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a litigation, disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated, typically based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

•	Current Royalty Payments: Ongoing royalty payments cover a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period. Licensees that owe these current royalty payments are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we will recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is limited.

•	Non-Refundable Prepaid Fees and Minimum Fee Contracts: For contracts which contain non-refundable prepayment or fixed minimum payments over the remaining term of the license, where we have no future obligations or performance requirements, revenue is generally deferred and recognized over the license term, depending on how and when the revenue recognition process is complete. However, revenue for contracts longer than one year may not be recognized in advance of collections.

•	Non-Royalty Elements: Elements that are not related to royalty revenue in nature, such as settlement fees, expense reimbursement, and damages, if any, are recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

Index
Deferred revenue

Revenue from non-refundable prepaid fees for contracts extending beyond one year are not recognized in advance of collections.  In August 2013 we began receiving annual payments on a contract with a total value over 5 years of $10,000.  As of March 31, 2014 we received a total of $2,500 under that contract.  Revenues from these non-refundable prepaid fees are deferred and recognized as revenue when earned over a 12 month period.

Deferred Revenue, December 31, 2013	$667
Less: Amount amortized as revenue	250
Deferred Revenue, March 31, 2014	$417

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the three ended March 31, 2014 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for March 31, 2014, included a warrant exercise price of $3.59 per share, a common share price of $14.18 discount rate of 1.73%, and a volatility of 89.35%. The assumptions used for December 31, 2013, were a warrant exercise price of $3.59 per share, a common share price of $19.41, a discount rate of 1.75%, and a volatility of 91.55%.

Index
The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2014 and December 31, 2013.

	March 31, 2014
					Cash	Investments
	Adjusted	Unrealized	Unrealized	Fair	and Cash	Available
	Cost	Gains	Losses	Value	Equivalents	for Sale
Cash	$6,640	$-	$-	$6,640	$6,640	$-

Level 1:
Mutual funds	141	-	-	141	141	-
Corporate securities	10,929	1	(3)	10,927	1,858	9,069
Municipal securities	1,996	-	-	1,996	513	1,483
U.S agency securities	11,272	4	(38)	11,238	4,304	6,934
	24,338	5	(41)	24,302	6,816	17,486
Total	$30,978	$5	$(41)	$30,942	$13,456	$17,486

	December 31, 2013
					Cash	Investments
	Adjusted	Unrealized	Unrealized	Fair	and Cash	Available
	Cost	Gains	Losses	Value	Equivalents	for Sale
Cash	$11,699	$-	$-	$11,699	$11,699	$-

Level 1:
Mutual funds	73	-	-	73	73	-
Corporate securities	10,782	-	-	10,782	2,325	8,457
Municipal securities	2,173	-	-	2,173	665	1,508
U.S agency securities	14,287	-	(25)	14,262	4,411	9,851
	27,315	-	(25)	27,289	7,474	19,815
Total	$39,014	$-	$(25)	$38,988	$19,173	$19,815

The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$1,726	$1,726
Total	$—	$—	$1,726	$1,726

Index
	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,564	$2,564
Total	$—	$—	$2,564	$2,564

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2013	$2,564	Balance December 31, 2012	$4,172
Gain on derivative liability included in net loss	(838)	Gain on derivative liability included in net loss	(1,606)
Balance March 31, 2014	$1,726	Balance March 31, 2013	$2,566

New Accounting Pronouncement

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The guidance is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The standard became effective for us on January 1, 2014, and had no material effect on our financial position or results of operations when implemented.

Index
Note 3 - Income Taxes

Our income tax expense for the three months ended March 31, 2014 and 2013 was $2 and $2, respectively. As a result of net operating losses during the periods the provisions reflect only minimum tax payments.  We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2014 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2014. The valuation allowance carried against our net deferred tax assets was approximately $18,000 and $16,000 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, we have federal and state net operating loss carry-forwards of approximately $28,000 and $38,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on uncertain tax position as a component of income tax expense. As of March 31, 2014, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 4 — Commitments

We lease our corporate headquarters for $5 per month. Our lease expires in October 2015.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders.  The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2023.  As of March 31, 2014, 2,227,882 shares remained available for grant under the Plan.  During the three months ending March 31, 2014 there were no options or RSUs granted.

Stock-based compensation expense included in general and administrative expense was $1,828 and $1,585 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the unrecognized stock-based and RSUs compensation expense related to non-vested stock options and RSUs was $10,384 and $4,313, respectively, which will be amortized over an estimated weighted average period of approximately 2.26 and 2.45 years, respectively.

Note 6 — Warrants

Information about warrants outstanding during the three months ended March 31, 2014 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2013	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2014	Expiration Date
2,619,036	(1)	$3.59	159,967	—	—	—	159,967	March 2015
Total			159,967	—	—	—	159,967

(1)	Referred to as our Series I Warrants.

Index
Note 7 — Litigation

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

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Leidos we would pay to Leidos 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims.

 On August 1, 2013, a hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division on our motion for an ongoing royalty. On March 6, 2014, the court issued a public version of the order previously issued under seal on March 3, 2014, awarding us an on-going royalty of 0.98% on adjudicated products and products “not colorably” different from those adjudicated at trial that incorporate any of the FaceTime or VPN on Demand features found to infringe at trial. On March 27, 2014, Apple filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. On March 28, 2014 Apple also filed a motion for Entry of Final Judgment by Apple Inc. with the United States District Court for the Eastern District of Texas, Tyler Division. We are awaiting the Court’s ruling on this matter.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit. On October 16, 2013 Apple filed its opening appeal brief to the United States Court of Appeals for the Federal Circuit. Our response to the opening brief was filed on December 2, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. A hearing was held on March 3, 2014 at the United States Court of Appeals for the Federal Circuit. We are awaiting the Court’s ruling on this matter.

The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury determined that all our patents-in-suit patents are not invalid. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. A hearing on our motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  On March 28, 2014 the court issued a memorandum opinion and order denying our motion for new trial and for Judgment as a Matter of Law. The court granted Cisco's request to dismiss and dismissed both our unasserted claims and Cisco's unasserted counterclaims without prejudice and denied as moot Cisco's request for a new trial on invalidity. We are currently reviewing options in this matter.

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

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case is now scheduled for May 20, 2014 and the jury trial is scheduled for October 13, 2015.

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

Note 8 — Subsequent Events

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own over 80 U.S. and foreign patents with several pending patent applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our patented methods also have additional applications in operating systems and network security.   We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into 4G.

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

We intend to continue to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators.  We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE wireless networks. We also believe that all 4G mobile devices will require unique secure domain names and become part of a secure domain name registry.

We further intend to seek licenses of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All licenses with current royalty payment obligations have adhered to these guidelines and have met or exceeded these rates and we will continue to use these rates and guidelines in all future license negotiations.

Index
Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC and renamed “Leidos, Inc.”   Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos into a larger portfolio with 46 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

New Accounting Pronouncement

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The guidance is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. The standard became effective for us on January 1, 2014, and had no material effect on our financial position or results of operations when implemented.

Index
Results of Operation

Three Months Ended March 31, 2014
Compared with Three Months Ended March 31, 2013
(in thousands, except per share amounts)
Revenue

We had $250 in revenue for the three months ended March 31, 2014 and $293 for the three months ended March 31, 2013.  For the three months ended March 31, 2014 we recognized revenue from non-refundable prepaid fees earned during the period.   Revenue from non-refundable prepaid fees for contracts extending beyond one year are not recognized in advance of collections.  In August 2013 we began receiving annual payments on a contract with a total value over 5 years of $10,000.  As of March 31, 2014 we received a total of $2,500 under the contract.  Revenues from these non-refundable prepaid fees are deferred and recognized as revenue when earned over a 12 month period.

For the three months ended March 31, 2013, we recognized royalty revenue, as part of settlement agreements entered into with customers during patent infringement actions.  In accordance with our revenue recognition policy related to a licensee’s product sales from prior periods, the amounts recognized resulted from negotiated agreements with licensees that utilized our patented technology prior to signing a patent license agreement with us. We record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.   Revenue to be earned from forward licensing agreements entered into as a result of the litigation will be recognized as the earnings process is completed, license fees are fixed and determinable, and in accordance with our revenue recognition policy.

Research and Development Expenses

Our research and development expenses increased by $43 to $347 for the three months ended March 31, 2014, from $304 for the three months ended March 31, 2013. This increase was primarily due to increase in wages and medical costs for our employees.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $2,662 to $6,856 for the three months ended March 31, 2014, from $9,518 for the three months ended March 31, 2013. The decrease is primarily due to a decrease in legal fees of $3,082 associated with the current patent infringement actions.

Other Income and Expenses

For the three months ended March 31, 2014, the non-cash gain related to the periodic revaluation of our Series I Warrants liability was $838, which compares to a non-cash gain of $1,606 for the three months ended March 31, 2013. The balance of the liability for the Series I Warrants decreased to $1,726 at March 31, 2014, from $2,564 at December 31, 2013. The gain from the revaluations of the warrant liability in the three months ended March 31, 2014 and 2013 were primarily the result of a decrease in our common share price during the periods.

Interest income decreased by $4 to $30 for the three months ended March 31, 2014, from $34 for the comparable 2013 period.

Liquidity and Capital Resources

As of March 31, 2014, our cash and cash equivalents totaled approximately $13,456 and our short-term investments totaled approximately $17,486, compared to cash equivalents of approximately $19,173 and short-term investments of approximately $19,815 at December 31, 2013. Working capital was $26,174 at March 31, 2014 and $33,971 at December 31, 2013. The decrease in cash and investments during the three months ended March 31, 2014 was primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, payment of a non-cancellable lease obligation and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2014 will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for the foreseeable future.  Over the long term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Income Taxes

Our income tax expense for the three months ended March 31, 2014 and 2013 was $2 and $2, respectively. As a result of net operating losses during the periods the provisions reflect only minimum tax payments.  We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2014 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2014. The valuation allowance carried against our net deferred tax assets was approximately $18,000 and $16,000 at March 31, 2014 and December 31, 2013, respectively.

Index
At March 31, 2014, we have federal and state net operating loss carry-forwards of approximately $28,000 and $38,000 respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on uncertain tax position as a component of income tax expense. As of March 31, 2014, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for a payment of $3,750 related to a non-cancellable lease obligation, which is included in prepaid expenses on our Consolidated Balance Sheet.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of March 31, 2014.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.

The purpose of this evaluation was to determine whether as of March 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VirnetX Inc. v. Cisco Systems, Inc. et al and VirnetX Inc. v. Apple Inc. (Severed Case)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief. On February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we again amended our complaint against Aastra, Apple, Cisco and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents. We also asserted our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC have signed license agreements with us and we have agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to postpone the trial against Cisco to March 4, 2013 and just try the case against Apple. On November 6, 2012, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. A post-trial hearing in the case against Apple was held on December 20, 2012. On February 26, 2013, the United States District Court for the Eastern District of Texas, Tyler Division issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict. The Court denied Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict. Additionally, the Court granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. Specifically, the Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction. In doing so, the Court ordered the parties to mediate over a license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. However, the judgment may be appealed and no assurances can be given as to when or if we will receive any proceeds in connection with these matters, and accordingly there has been no recognition of the jury awards or royalties in our accompanying financial statements. Under our agreements with Leidos we would pay to Leidos 25% of the proceeds obtained by us in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims.

On August 1, 2013, a hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division on our motion for an ongoing royalty. On March 6, 2014, the court issued a public version of the order previously issued under seal on March 3, 2014, awarding us an on-going royalty of 0.98% on adjudicated products and products “not colorably” different from those adjudicated at trial that incorporate any of the FaceTime or VPN on Demand features found to infringe at trial. On March 27, 2014, Apple filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. On March 28, 2014 Apple also filed a motion for Entry of Final Judgment by Apple Inc. with the United States District Court for the Eastern District of Texas, Tyler Division. We are awaiting the Court’s ruling on this matter.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit. On October 16, 2013 Apple filed its opening appeal brief to the United States Court of Appeals for the Federal Circuit. Our response to the opening brief was filed on December 2, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. A hearing was held on March 3, 2014 at the United States Court of Appeals for the Federal Circuit. We are awaiting the Court’s ruling on this matter.

The jury trial against Cisco was held on March 4, 2013. At the end of the trial, the jury came back with a verdict of non-infringement in the trial. The same jury determined that all our patents-in-suit patents are not invalid. On April 3, 2013, we filed a request for a new trial regarding Cisco’s infringement of four of our patents based primarily on our allegations of Cisco’s inappropriate conduct and arguments during the jury trial that concluded on March 14, 2013. In addition to the request for a new trial, we filed a motion for a judgment as a matter of law on Cisco’s infringement of the ‘759 patent. On April 11, 2013, in response to our motion, Cisco filed its renewed motion to dismiss as moot its invalidity counterclaims against the claims in our patents that were not asserted in the lawsuit as well as a conditional motion for a new trial on certain limited claims and defenses. A hearing on our motion for new trial and Cisco’s renewed motion to dismiss as moot its invalidity counterclaims and conditional motion for a new trial was held on June 17, 2013.  On March 28, 2014 the court issued a memorandum opinion and order denying our motion for new trial and for Judgment as a Matter of Law. The court granted Cisco's request to dismiss and dismissed both our un-asserted claims and Cisco's unasserted counterclaims without prejudice and denied as moot Cisco's request for a new trial on invalidity. We are currently reviewing options in this matter.

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

VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case is now scheduled for May 20, 2014 and the jury trial is scheduled for October 13, 2015.

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

Index
ITEM 1A — RISK FACTORS

You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q, as well as our Annual Form 10-K filed March 3, 2014 before making any investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in our shares.

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

Our dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities.  We therefore can’t make assurances that our Board of Directors will determine to pay regular or special dividends in the future. Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

The exercise of our outstanding stock options would result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2014, we had outstanding options to purchase an aggregate of 4,720,753 shares of common stock representing 9.2% of our total shares outstanding as of March 31, 2014, of which 4,234,027 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Index
Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between April 1, 2013, and March 31, 2014, the reported last sale price on NYSE MKT for our common stock ranged between $12.70 and $24.89 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $17.3 million for the year ended December 31, 2011, a net loss $26.9 million for the year ended December 31, 2012 a net loss of $27.6 for the year ended December 31, 2013 and a net loss $6.1 million for the quarter ended March 31, 2014 with an accumulated deficit of $96.6 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of March 31, 2014, our executive officers and directors beneficially owned approximately 20% of our outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Chief Financial Officer (Principal Financial Officer and

Principal Accounting Officer)
Date: May 9, 2014

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