Form 10-K/A
period 2013-12-31
VirnetX Holding Corp
filed 2014-07-29
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

51,236,141 shares of Registrant’s Common Stock were outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

VirnetX Holding Corporation (the “Company,” “VirnetX,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Original Filing”), to include certain information required by Part II, Item 8 of Form 10-K. The third paragraph of the Report of the Independent Registered Public Accounting Firm inadvertently omitted our auditors’ opinion with respect to our balance sheet as of December 31, 2012. This amendment includes an audit opinion that covers all periods for which financial statements are presented in our Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part II, Item 8 of the Original Filing is hereby amended and restated in its entirety, with the only change being the addition of the opinion of our auditors with respect to our balance sheet as of December 31, 2012. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Item 8.	Financial Statements and Supplementary Data.
FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2013 and December 31, 2012	3
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	4
Consolidated Statements of Comprehensive Loss of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	5
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	6
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	7
Notes to Financial Statements of VirnetX Holding Corporation	8

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2013 and 2012, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 3, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated: July 29, 2014