Form 10-Q
period 2014-06-30
VirnetX Holding Corp
filed 2014-08-08
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2014, was 51,570,976.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except  share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,819	$19,173
Investments available for sale	16,917	19,815
Prepaid expenses - current	889	357
Total current assets	26,625	39,345
Prepaid expenses - non-current	3,337	—
Property and equipment, net	48	53
Total assets	$30,010	$39,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,148	$1,748
Income tax liability	395	395
Deferred revenue	167	667
Derivative liability	2,255	2,564
Total current liabilities	4,965	5,374

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at June 30, 2014, and December 31, 2013, Issued and outstanding: 0 shares at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at June 30, 2014 and December 31, 2013, Issued and outstanding: 51,570,976 shares at June 30, 2014, and 51,236,141 shares at December 31, 2013	5	5
Additional paid in capital	128,388	124,589
Accumulated deficit	(103,291)	(90,533)
Accumulated other comprehensive loss	(57)	(37)
Total stockholders' equity	25,045	34,024
Total liabilities and stockholders' equity	$30,010	$39,398

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$268	$6	$518	$300
Operating expense:
Research and development	345	382	692	686
General, selling and administrative	6,094	6,202	12,951	15,722
Total operating expense	6,439	6,584	13,643	16,408
Loss from operations	(6,171)	(6,578)	(13,125)	(16,108)
Gain (loss) on change in value of derivative liability	(530)	(120)	309	1,486
Interest income, net	31	23	60	56
Loss before taxes	(6,670)	(6,675)	(12,756)	(14,566)
Income tax expense	—	(354)	(2)	(356)
Net loss	$(6,670)	$(7,029)	$(12,758)	$(14,922)
Basic and diluted loss per share:	$(0.13)	$(0.14)	$(0.25)	$(0.29)
Weighted average shares outstanding basic and diluted	51,533	51,179	51,394	51,165

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(6,670)	$(7,029)	$(12,758)	$(14,922)
Other comprehensive income (loss):
Change in equity adjustment from foreign currency translation, net of tax	—	(12)	—	(12)
Change in unrealized gain (loss) on investments, net of tax	(9)	4	(20)	(4)
	(9)	(8)	(20)	(16)
Comprehensive loss	$(6,679)	$(7,037)	$(12,778)	$(14,938)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(12,758)	$(14,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	23
Stock-based compensation	3,731	3,344
Change in value of derivative liability	(309)	(1,486)
Changes in assets and liabilities:
Prepaid taxes	—	14,963
Prepaid expenses - current	(532)	(487)
Prepaid expenses – non-current	(3,337)	—
Accounts payable and accrued liabilities	400	(1,336)
Deferred revenue	(500)	—
Net cash provided by (used in) operating activities	(13,293)	99
Cash flows from investing activities:
Purchase of property and equipment	(6)	(7)
Purchase of investments	(6,587)	(13,000)
Proceeds from sale or maturity of investments	9,464	26,094
Net cash provided by investing activities	2,871	13,087
Cash flows from financing activities:
Proceeds from exercise of stock options	68	31
Net cash provided by financing activities	68	31
Net increase (decrease) in cash and cash equivalents	(10,354)	13,217
Cash and cash equivalents, beginning of period	19,173	19,661
Cash and cash equivalents, end of period	$8,819	$32,878

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own approximately 36 U.S. and 63 International patents with approximately 75 pending patent applications worldwide.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Mobile-to-Mobile (M2M) communications in areas of Smart City, Connected Car and Connected Home. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation (now Leidos, Inc.) in 2006 and we are required to make payments to Leidos, Inc. based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos.  Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos into a larger portfolio with approximately 36 U.S. and 63 International patents with approximately 75 pending patent applications worldwide. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years discussed below.

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

Index
Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and six month periods ended June 30, 2014 and 2013; (ii) the condensed consolidated statements of comprehensive loss for the three and six month periods ended June 30, 2014 and 2013; (iii) the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013; and (iv) the condensed consolidated statements of cash flows for the six month periods ended June 30, 2014 and 2013. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated balance sheet, included in this report, as of December 31, 2013 was derived from our 2013 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, fair values of stock-based awards, income taxes, and derivative liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements may be complex and include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Licensing agreements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, "Revenue Arrangements with Multiple Deliverables." This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Patent License Agreements: As of June 30, 2014, we have entered into 6 patent license agreements. Upon signing a patent license agreement, including licenses entered into upon settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

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

Index
•
Non-Refundable Up-Front Fees and Minimum Fee Contracts: For licenses that provide for non-refundable up-front or fixed minimum fees over their term, for which we have no future obligations or performance requirements, revenue is generally recognized over the license term.  For licenses that provide for fees that are not fixed or determinable, including licenses that provide for extended payment terms and/or payment of a significant portion of the fee after expiration of the license or more than 12 months after delivery, the fees are generally presumed not to be fixed or determinable, and revenue is deferred and recognized as earned, but not in advance of collection.

•
Non-Royalty Elements: Elements that are not related to royalty revenue in nature, such as settlement fees, expense reimbursement, and damages, if any, are recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

Deferred revenue

In August 2013 we began receiving annual payments on a contract with a total value over 5 years of $10,000.  From the inception of that license to June 30, 2014 we received a total of $2,500 under that license, all of which are non-refundable.  We recognized $250 and $500 of revenue related to these payments in the three and six-month periods ended June 30, 2014, respectively, and as of June 30, 2014, $167 of related revenue has been deferred.

Deferred Revenue, December 31, 2013	$667
Less: Amount amortized as revenue	500
Deferred Revenue, June 30, 2014	$167

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the six months ended June 30, 2014 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for June 30, 2014, included a warrant exercise price of $3.59 per share, a common share price of $17.61, discount rate of 1.62%, and a volatility of 91.03%. The assumptions used for December 31, 2013, were a warrant exercise price of $3.59 per share, a common share price of $19.41, a discount rate of 1.75%, and a volatility of 91.55%. The expiration date of the warrants is March 2015.

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2014 and December 31, 2013.

	June 30, 2014
					Cash	Investments
	Adjusted	Unrealized	Unrealized	Fair	and Cash	Available
	Cost	Gains	Losses	Value	Equivalents	for Sale
Cash	$3,419	$-	$-	$3,419	$3,419	$-

Level 1:
Mutual funds	21	-	-	21	21	-
Corporate securities	10,590	7	-	10,597	1,999	8,598
Municipal securities	1,111	-	-	1,111	103	1,008
U.S agency securities	10,640	-	(52)	10,588	3,277	7,311
	22,362	7	(52)	22,317	5,400	16,917
Total	$25,781	$7	$(52)	$25,736	$8,819	$16,917

	December 31, 2013
					Cash	Investments
	Adjusted	Unrealized	Unrealized	Fair	and Cash	Available
	Cost	Gains	Losses	Value	Equivalents	for Sale
Cash	$11,699	$-	$-	$11,699	$11,699	$-

Level 1:
Mutual funds	73	-	-	73	73	-
Corporate securities	10,782	-	-	10,782	2,325	8,457
Municipal securities	2,173	-	-	2,173	665	1,508
U.S agency securities	14,287	-	(25)	14,262	4,411	9,851
	27,315	-	(25)	27,289	7,474	19,815
Total	$39,014	$-	$(25)	$38,988	$19,173	$19,815

Index
The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,255	$2,255
Total	$—	$—	$2,255	$2,255

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,564	$2,564
Total	$—	$—	$2,564	$2,564

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2013	$2,564	Balance December 31, 2012	$4,172
Gain on derivative liability included in net loss	(309)	Gain on derivative liability included in net loss	(1,486)
Balance June 30, 2014	$2,255	Balance June 30, 2013	$2,686

Index
New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact that this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued (ASU) No. 2014-09 "Revenue from Contracts with Customers" (Topic 606).  Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In July 2013, the FASB issued (ASU) No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The guidance is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The standard became effective for us on January 1, 2014 and had no material effect on our financial position or results of operations when implemented

Note 3 - Income Taxes

We had no income tax expense for the three months ended June 30, 2014.  The income tax expense for the six months ended June 30, 2014 was $2 related to minimum tax payments.  During the three and six month periods ended June 30, 2014, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $1,813 and $4,150 for the three and six months ended June 30, 2014, respectively.

The income tax expense for the three months ended June 30, 2013 was $354, which was a negative effective income tax rate of 5 percent. The income tax expense for the six months ended June 30, 2013 was $356, which was a negative effective income tax rate of 2.5 percent.  As a result of net operating losses during the periods, the provision reflected only minimum tax payments and a prior year change in estimate of our taxable income. During the three and six month periods ended June 30, 2013, we had NOLs which generated deferred tax assets for NOL carryforwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased $2,719 and $4,453 for the three and six months ended June 30, 2013, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2014 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2014. The valuation allowance provided against our net deferred tax assets was approximately $20,000 and $16,000 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, we have federal and state net operating loss carry-forwards of approximately $34,000 and $38,000 respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2014, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Index
Note 4 — Commitments

We lease our corporate headquarters for $5 per month. Our lease expires in October 2015.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan"), which has been approved by our stockholders.  The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2023.  As of June 30, 2014, 2,156,216 shares remained available for grant under the Plan.

During the three months ended June 30, 2014 and 2013, we granted options for a total of 55,000 and 234,625 shares, respectively. The weighted average fair values per option issued at the grant dates during the three months ended June 30, 2014 and 2013 was $10.34 and $17.92 respectively.

During the six months ended June 30, 2014 and 2013, we granted options for a total of 55,000 and 274,625 shares, respectively. The weighted average fair values at the grant dates for options issued during the six months ended June 30, 2014 and 2013 were $10.34 and $19.24 per option, respectively. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2014 and 2013, respectively: (i) dividend yield on our common stock of 0 percent for both periods (ii) expected stock price volatility of 87 percent and 93 percent; (iii) a risk-free interest rate of 2.56 percent and 2.06 percent; and (iv) an expected option term of 5.5 and 6 years.

During the three months ended June 30, 2014 and 2013, we granted 16,666 and 156,415 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the three months ended June 30, 2014 and 2013 were $14.52 and $23.72 per RSU, respectively.  There were no additional RSUs granted during the six months ended June 30, 2014 or 2013.  RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,903 and $3,731 for the three and six months ended June 30, 2014, respectively and $1,759 and $3,344 for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $9,551 and $4,054, respectively, which will be amortized over an estimated weighted average period of approximately 2.09 and 2.34 years, respectively.

During the six month period ended June 30, 2014 we issued 334,835 new shares of common stock as a result of share-based awards.  Options to purchase 256,096 shares were exercised and 78,739 RSUs vested and were paid out.

Note 6 — Warrants

Information about warrants outstanding during the six months ended June 30, 2014 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2013	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June30, 2014	Expiration Date
2,619,036	(1)	$3.59	159,967	—	—	—	159,967	March 2015
Total			159,967	—	—	—	159,967

(1)	Referred to as our Series I Warrants.

Index
Note 7 — Litigation

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek an unspecified amount of damages and injunctive relief. The Markman hearing in this case is scheduled for September 4, 2014 and the jury trial is scheduled for July 13, 2015.

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

VirnetX Inc. v. Apple, Inc.
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181. We sought damages and injunctive relief. On June 17, 2013 the Court granted our unopposed motion to lift the stay ordered by the Court on December 15, 2011.  On June 18, 2013 the Court granted the parties unopposed motion to consolidate this case with Civil Action No. 6:12-cv-00855-LED.

Index
VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and the court’s ruling is awaited. The jury trial is scheduled for October 13, 2015.

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

Note 8 — Subsequent Events

On July 8, 2014, we granted stock options and RSUs totaling 206,500 options and 137,666 RSUs which vest ratably over four years. The weighted-average fair values of each issued option and RSU on the date of grant were $11.47 and $15.40, respectively. Options and RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own approximately 36 U.S. and 63 International patents with approximately 75 pending patent applications worldwide.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Mobile-to-Mobile (M2M) communications in areas of Smart City, Connected Car and Connected Home. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation (now Leidos, Inc.) in 2006 and we are required to make payments to Leidos based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Index
Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC and renamed “Leidos, Inc.”   Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos into a larger portfolio with approximately 36 U.S. and 63 International patents with approximately 75 pending patent applications worldwide. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact that this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued (ASU) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606).  Topic 606, supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In July 2013, the FASB issued (ASU) No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists." The guidance is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. The standard became effective for us on January 1, 2014, and had no material effect on our financial position or results of operations when implemented.

Index
Results of Operation

Three and Six Months Ended June 30, 2014
Compared with Three and Six Months Ended June 30, 2013
(in thousands, except per share amounts)

Revenue

We had revenues of $268 and $518 for the three and six months ended June 30, 2014, respectively, and $6 and $300 of revenues for the three and six months ended June 30, 2013, respectively.

For the three and six months ended June 30, 2014 we recognized revenue of $250 and $500, respectively from non-refundable up-front fees earned during the period. In August 2013 we began receiving annual payments on a contract with a total value over 5 years of $10,000. From its inception through June 30, 2014 we received a total payment of $2,500 under this license. Revenues from these fees are deferred and recognized as revenue when earned over a 12 month period, but not in advance of collection.

For the three and six months ended June 30, 2013, we recognized royalty revenue of $6 and $300, respectively, as part of settlement agreements entered into with customers during patent infringement actions. In accordance with our revenue recognition policy related to a licensee’s product sales from prior periods, the amounts recognized resulted from negotiated agreements with licensees that utilized our patented technology prior to signing a patent license agreement with us. We record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured. Revenue to be earned from forward licensing agreements entered into as a result of the litigation will be recognized as the earnings process is completed, license fees are fixed and determinable, and in accordance with our revenue recognition policy.

Research and Development Expenses

Research and development expenses were $345 and $382 for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $37 due primarily to a decrease in stock-based compensation expense for the three months ended June 30, 2014. Research and development expenses were $692 and $686 for the six months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended June 30, 2014 compared to June 30, 2013 decreased by $108 to $6,094.  The change is primarily due to a decrease of $319 in legal fees associated with our patent infringement actions (see “Legal Proceedings”) and an increase in stock-based compensation expense and related payroll taxes.  For the six months ended June 30, 2014 our selling, general and administrative expenses decreased by $2,771 to $12,951 compared to the six months ended June 30, 2013.  The change was primarily due to a $3,401 decrease in legal fees associated with our patent infringement actions and an increase in stock-based compensation expense and payroll taxes.  The increase in stock-based compensation and payroll taxes is associated with continued amortization on stock-based awards to employees and incurrence of payroll tax expense on vested RSUs which were paid out to employees in the current quarter.  We expect to incur the same levels or increased levels of legal fees over the next two quarters as we enter the final phases in these infringement actions and expect to report losses from operations as a result. See “Legal Proceedings” for additional information regarding these infringement actions. Management believes our legal expenses will decrease materially after our current court schedule is complete.

Other Income and Expenses

For the three months ended June 30, 2014, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $530, which compares to a non-cash loss of $120 for the three months ended June 30, 2013. For the six months ended June 30, 2014, the non-cash gain was $309 as compared to the non-cash gain of $1,486 for the six months ended June 30, 2013. The liability for the Series I Warrants decreased to $2,255 at June 30, 2014, from $2,564 at December 31, 2013. The gain from the revaluations of the warrant liability in the six months ended June 30, 2014 was primarily the result of a decrease in our common share price during the period.

Interest income increased by $8 to $31 for the three months ended June 30, 2014, from $23 for the comparable 2013 period, and increased by $4 to $60 for the six months ended June 30, 2014, from $56 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, our cash and cash equivalents totaled $8,819 and our short-term investments totaled $16,917, compared to cash equivalents of $19,173 and short-term investments of $19,815 at December 31, 2013. Working capital was $21,660 at June 30, 2014 and $33,971 at December 31, 2013. The decrease in cash and investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, payment of a non-cancellable lease obligation and losses incurred during the periods reported.

Index
We expect that our cash and cash equivalents and short-term investments as of June 30, 2014 will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for the foreseeable future. Over the long term, we expect to derive the majority of our revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Income Taxes

We had no income tax expense for the three months ended June 30, 2014.  The income tax expense for the six months ended June 30, 2014 was $2 related to minimum tax payments.  During the three and six month periods ended June 30, 2014, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $1,813 and $4,150 for the three and six months ended June 30, 2014, respectively.

The income tax expense for the three months ended June 30, 2013 was $354, which was a negative effective income tax rate of 5 percent. The income tax expense for the six months ended June 30, 2013 was $356, which was a negative effective income tax rate of 2.5 percent.  As a result of net operating losses during the periods, the provision reflected only minimum tax payments and a prior year change in estimate of our taxable income. During the three and six month periods ended June 30, 2013, we had NOLs which generated deferred tax assets for NOL carryforwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased $2,719 and $4,453 for the three and six months ended June 30, 2013, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2014 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2014. The valuation allowance provided against our net deferred tax assets was approximately $20,000 and $16,000 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, we have federal and state net operating loss carry-forwards of approximately $34,000 and $38,000 respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2014, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of June 30, 2014.

Other Market Risks

We have no obligation to settle our Series I Warrant obligations in cash. However, these derivative instruments are accounted for as liabilities on our consolidated balance sheets and are marked-to-market each period based on their estimated fair value. The non-cash gains or losses from the decreases and increases in the estimated fair value of the warrant liability are recognized in earnings each period. The estimated fair value is determined in large part by reference to our assumptions and estimates of various factors. Our liability will increase by, and we will recognize a non-cash loss of approximately $200, all other factors being constant if the market price of our common shares increases by $1.  Conversely, our liability will decrease by, and we will recognize a non-cash gain of approximately $200, all other factors being constant, if the market price of our common shares decreases by $1.

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

 ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.

The purpose of this evaluation was to determine whether as of June 30, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274.  We seek an unspecified amount of damages and injunctive relief. The Markman hearing in this case is scheduled for September 4, 2014 and the jury trial is scheduled for July 13, 2015.

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

VirnetX Inc. v. Apple, Inc.
On November 1, 2011, we initiated a lawsuit against Apple in the United States District Court, Tyler Division, pursuant to which we allege that Apple infringes one or more claims of our U.S. Patent No. 8,051,181. We sought damages and injunctive relief. On June 17, 2013 the Court granted our unopposed motion to lift the stay ordered by the Court on December 15, 2011.  On June 18, 2013 the Court granted the parties unopposed motion to consolidate this case with Civil Action No. 6:12-cv-00855-LED.

Index
VirnetX Inc. v. Apple, Inc.
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013.  On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and the court’s ruling is awaited. The jury trial is scheduled for October 13, 2015.

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

We spend a significant amount of our financial and management resources to pursue our current litigation matters and related patent office proceedings.  We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterparties to our litigation are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize products.

Index
We may require additional capital to support our business growth, and this capital may not be available on acceptable terms, if at all.

We may require additional capital to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

We may identify future material weaknesses which may result in late filings, increased costs or declines in our share price.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2014, we had outstanding options to purchase an aggregate of 4,775,753 shares of common stock representing 9.3% of our total shares outstanding as of June 30, 2014, of which 4,305,201 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Index
Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between July 1, 2013, and June 30, 2014, the reported last sale price on NYSE MKT for our common stock ranged between $12.70 and $22.65 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation or patent office proceedings;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivative transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	general economic and financial conditions

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $26.9 million for the year ended December 31, 2012 a net loss of $27.6 million for the year ended December 31, 2013 and a net loss $6.6 million for the quarter ended June 30, 2014 with an accumulated deficit of $103.3 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Index
Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of June 30, 2014, our executive officers and directors beneficially owned approximately 20% of our outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 12%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
ITEM 6 —EXHIBITS.

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION

	By:	/s/ Kendall Larsen
		Name	Kendall Larsen

		Title	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard H. Nance
		Name	Richard H. Nance

		Title	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2014

Index
EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.