Form 10-Q
period 2014-09-30
VirnetX Holding Corp
filed 2014-11-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2014, was 51,996,701.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,498	$19,173
Investments available for sale	15,939	19,815
Prepaid expenses - current	759	357
Total current assets	25,196	39,345
Prepaid expenses - non-current	3,240	—
Property and equipment, net	52	53
Total assets	$28,488	$39,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,429	$1,748
Income tax liability	395	395
Deferred revenue, current portion	1,375	667
Derivative liability	431	2,564
Total current liabilities	4,630	5,374

Deferred revenue, non-current portion	1,000	—

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at September 30, 2014, and December 31, 2013, Issued and outstanding: 0 shares at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2014 and December 31, 2013, Issued and outstanding: 51,573,476 shares at September 30, 2014, and 51,236,141 shares at December 31, 2013	5	5
Additional paid in capital	130,625	124,589
Accumulated deficit	(107,760)	(90,533)
Accumulated other comprehensive loss	(12)	(37)
Total stockholders' equity	22,858	34,024
Total liabilities and stockholders' equity	$28,488	$39,398

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$292	$1,612	$809	$1,911
Operating expense:
Research and development	374	316	1,066	1,002
Selling, general and administrative expenses	6,168	6,429	19,119	22,150
Total operating expense	6,542	6,745	20,185	23,152
Loss from operations	(6,250)	(5,133)	(19,376)	(21,241)
Gain (loss) on change in value of derivative liability	1,817	(48)	2,126	1,438
Interest and other income (expense), net	(35)	47	25	105
Loss before taxes	(4,468)	(5,134)	(17,225)	(19,698)
Income tax expense	—	—	(2)	(356)
Net loss	$(4,468)	$(5,134)	$(17,227)	$(20,054)
Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.33)	$(0.39)
Weighted average shares outstanding basic and diluted	51,572	51,203	51,454	51,178

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(4,468)	$(5,134)	$(17,227)	$(20,054)
Other comprehensive loss, net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	—	—	(12)
Change in unrealized gain (loss) on investments, net of tax	45	(31)	25	(35)
	45	(31)	25	(47)
Comprehensive loss	$(4,423)	$(5,165)	$(17,202)	$(20,101)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(17,227)	$(20,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	30
Stock-based compensation	5,952	5,454
Change in value of derivative liability	(2,126)	(1,438)
Changes in assets and liabilities:
Deferred revenues	1,708	916
Prepaid taxes	—	14,963
Prepaid expenses and other current assets	(402)	(369)
Prepaid expenses non-current	(3,240)	—
Accounts payable and accrued liabilities	681	(1,361)
Net cash used in operating activities	(14,636)	(1,859)
Cash flows from investing activities:
Purchase of property and equipment	(17)	(7)
Purchase of investments	(11,928)	(69,120)
Proceeds from sale or maturity of investments	15,829	72,244
Net cash provided by investing activities	3,884	3,117
Cash flows from financing activities:
Proceeds from exercise of options	68	29
Proceeds from exercise of warrants	9	—
Net cash provided by financing activities	77	29
Net increase (decrease) in cash and cash equivalents	(10,675)	1,287
Cash and cash equivalents, beginning of period	19,173	19,661
Cash and cash equivalents, end of period	$8,498	$20,948

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own approximately 36 U.S. and 66 foreign patents with approximately 75 pending patent applications worldwide.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Mobile-to-Mobile (M2M) communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S. and foreign patents relates generally to securing communication over the internet. Given the subject matter and the relatedness of our various patents and pending applications, we generally disclose them as a collection rather than listing them separately. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation (now Leidos, Inc.) in 2006 and we are required to make payments to Leidos, Inc. based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos.  Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos into a larger portfolio which now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

Index
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

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2014 and 2013; (ii) the condensed consolidated statements of comprehensive loss for the three and nine month periods ended September 30, 2014 and 2013; (iii) the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013; and (iv) the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2014 and 2013. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated balance sheet, included in this report, as of December 31, 2013 was derived from our 2013 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract with a total value over 5 years of $10,000.  From the inception of that license to September 30, 2014, we received a total of $5,000 ("August 2013 Contract Settlement"), all of which is non-refundable.  We recognized $292 and $792 of revenue related to these payments in the three and nine-month periods ended September 30, 2014, respectively.

During the three month period ended September 30, 2013, we recognized $1,500 of revenue for historical royalties under the August 2013 Contract Settlement, and $112 of revenue for royalties earned subsequent to the settlement and execution of this license agreement and other licenses. Revenues for historical royalties were estimated based on estimated past and future usage of our IP on our customer's products. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales because such amounts were not requested or received.

For the nine months ended September 30, 2013, we recognized royalty revenue of $1,911. In addition to revenue recognized under the August 2013 Contract Settlement described above, we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 7 - Litigation). These revenues relate to both payment for use of our patented technology prior to the signing of a license agreements and royalty payments after the execution of the license agreement; no amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales because such amounts were not requested or received.

During 2014, activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2013	$667
Payment received	2,500
Less: Amount amortized as revenue	(792)
Deferred Revenue, September 30, 2014	$2,375

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the nine months ended September 30, 2014 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for September 30, 2014, included a warrant exercise price of $3.59 per share, a common share price of $6.00, discount rate of 1.78%, and a volatility of 90.28%. The assumptions used for December 31, 2013, were a warrant exercise price of $3.59 per share, a common share price of $19.41, a discount rate of 1.75%, and a volatility of 91.55%. The expiration date of the warrants is March 2015.

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$4,119	$-	$-	$4,119	$4,119	$-

Level 1:
Mutual funds	112	-	-	112	112	-
Corporate securities	8,607	2	(3)	8,606	-	8,606
Municipal securities	691	-	-	691	-	691
U.S agency securities	10,908	2	(1)	10,909	4,267	6,642
	20,318	4	(4)	20,318	4,379	15,939
Total	$24,437	$4	$(4)	$24,437	$8,498	$15,939

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$11,699	$-	$-	$11,699	$11,699	$-

Level 1:
Mutual funds	73	-	-	73	73	-
Corporate securities	10,782	-	-	10,782	2,325	8,457
Municipal securities	2,173	-	-	2,173	665	1,508
U.S agency securities	14,287	-	(25)	14,262	4,411	9,851
	27,315	-	(25)	27,289	7,474	19,815
Total	$39,014	$-	$(25)	$38,988	$19,173	$19,815

Index
The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$431	431
Total	$—	$—	$431	431

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,564	$2,564
Total	$—	$—	$2,564	$2,564

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2013	$2,564	Balance December 31, 2012	$4,172
Gain on derivative liability included in net loss	(2,126)	Gain on derivative liability included in net loss	(1,438)
Settlements	(7)	Settlements	—
Balance September 30, 2014	$431	Balance September 30, 2013	$2,734

Index
New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this Update apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of  consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued (ASU) No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

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

Note 3 - Income Taxes

We had no income tax expense for the three months ended September 30, 2014.  The income tax expense for the nine months ended September 30, 2014 was $2 related to minimum tax payments.  During the three and nine month periods ended September 30, 2014, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $2,100 and $6,200 for the three and nine months ended September 30, 2014, respectively.

There was no income tax expense for the three months ended September 30, 2013. The income tax expense for the nine months ended September 30, 2013 was $356, which was a negative effective income tax rate of 2 percent.  As a result of NOLs during the periods, the income tax expense for the nine months ended September 30, 2013 reflected only a prior year change in estimate of our taxable income. During the three and nine month periods ended September 30, 2013, we had NOLs which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,700 and $6,100 for the three and nine months ended September 30, 2013, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2014 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2014. The valuation allowance provided against our net deferred tax assets was approximately $22,000 and $16,000 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, we have federal and state net operating loss carry-forwards of approximately $38,000 each, expiring beginning in 2027 and 2016, respectively.

Index
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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2014, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Note 4 — Commitments

We lease our corporate headquarters for $5 per month. Our lease expires in October 2015.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan"), which has been approved by our stockholders.  The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2023.  As of September 30, 2014, 1,816,217 shares remained available for grant under the Plan.

During the three months ended September 30, 2014 we granted options for a total of 206,500 shares and none for the same period in 2013. The weighted average fair values per option issued at the grant dates during the three months ended September 30, 2014 was $11.47.

During the nine months ended September 30, 2014 and 2013, we granted options for a total of 261,500 and 274,625 shares, respectively. The weighted average fair values of options issued during the nine months ended September 30, 2014 and 2013 were $11.23 and $19.24 per option, respectively. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2014 and 2013, respectively: (i) dividend yield on our common stock of 0 percent for both periods (ii) expected stock price volatility of 87 percent and 93 percent; (iii) a risk-free interest rate of 2.56 percent and 2.06 percent; and (iv) an expected option term of 6 years respectively.

During the three months ended September 30, 2014 we granted 137,666 RSUs, and none for the same period in 2013. The weighted average fair values at the grant dates for RSUs issued during the three months ended September 30, 2014 were $15.40 per RSU. During the nine months ended September 30, 2014 and 2013, we granted 154,332 and 156,415 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the nine months ended September 30, 2014 and 2013 were $15.30 and $23.72 per RSU, respectively. RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $2,221 and $5,952 for the three and nine months ended September 30, 2014, respectively and $2,110 and $5,454 for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $10,358 and $5,515, respectively, which will be amortized over an estimated weighted average period of approximately 2.52 and 2.83 years, respectively.

During the nine month period ended September 30, 2014 we issued 337,335 new shares of common stock as a result of share-based awards.  Options to purchase 256,096 shares were exercised and 78,739 RSUs vested and were paid out as well as 2,500 shares from warrant exercise.

Note 6 — Warrants

Information about warrants outstanding during the nine months ended September 30, 2014 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2013	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at Sept 30, 2014	Expiration Date
2,619,036	(1)	$3.59	159,967	—	2,500	—	157,467	March 2015
Total			159,967	—	2,500	—	157,467

(1)	Referred to as our Series I Warrants.

Index
Note 7 — Litigation

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation (Case 6:13-CV-00351-LED)
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274. We seek an unspecified amount of damages and injunctive relief. A hearing on claims construction and multiple motions by both parties was held on September 4, 2014. On September 10, 2014, the court issued an order granting in part and denying-in-part our sealed motion to compel interrogatory responses, denying Microsoft’s sealed motion to enter order focusing patent claims and prior art, denying Microsoft’s sealed motion to compel, denying Microsoft’s sealed motion to stay the case and granting our request for leave to file a Motion for Partial Summary Judgment. The jury trial in this case is scheduled for July 13, 2015.

VirnetX Inc. v. Cisco Systems, Inc. et al (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Subsequently, on February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we further amended our complaint to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents and to assert our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and just try the case against Apple on the scheduled trial date. The jury trial against Cisco was held on March 4, 2013. The jury against Cisco the jury came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents was denied and the case against Cisco was closed.

The jury trial against Apple was held on October 31, 2012 and on November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On October 16, 2013 Apple filed its opening appeal brief to the USCAFC. Our response to the opening brief was filed on December 2, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. A hearing was held on March 3, 2014 at the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. In our petition, we have asked the court to rehear its decision with respect to damages and affirm the district court’s damages award against Apple in full because the Federal Circuit’s decision is contrary to the patent statute and Supreme Court precedent. We are also asking the Federal Circuit to reinstate the jury’s award that Apple infringed the ’504 and ’211 patents on the basis that the district court correctly construed the claim term “secure communication link”. We are waiting for the Court’s ruling in this matter.

VirnetX, Inc. v. Apple, Inc. (Case 6:13-CV-00211-LED)
The Court ordered the parties to mediate over an ongoing license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. On August 1, 2013, a hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division on our motion for an ongoing royalty. On March 6, 2014, the court issued a public version of the order previously issued under seal on March 3, 2014, awarding us an on-going royalty of 0.98% on adjudicated products and products “not colorably” different from those adjudicated at trial that incorporate any of the FaceTime or VPN on Demand features found to infringe at trial. On March 27, 2014, Apple filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. On March 28, 2014 Apple also filed a motion for Entry of Final Judgment by Apple Inc. with the United States District Court for the Eastern District of Texas, Tyler Division. The Court stayed the proceedings in this matter while the Court’s ruling in the Case 6:10-CV-00417-LED is pending.

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case is scheduled for October 13, 2015.

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

Note 8 — Subsequent Events

Subsequent to the quarter ended September 30, 2014, options to purchase 423,225 were exercised and the shares were issued.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own approximately 36 U.S. and 66 foreign patents with approximately 75 pending patent applications worldwide.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Mobile-to-Mobile (M2M) communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S. and foreign patents relates generally to securing communication over the internet. Given the subject matter and the relatedness of our various patents and pending applications, we generally disclose them as a collection rather than listing them separately. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024.  Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Science Applications International Corporation (now Leidos, Inc.) in 2006, and we are required to make payments to Leidos based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Index
Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Science Application International Corporation, or SAIC and renamed “Leidos, Inc.”   Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos into a larger portfolio which now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this Update apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of  consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued (ASU) No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

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

Index
Results of Operation

Three and Nine Months Ended September 30, 2014
Compared with Three and Nine Months Ended September 30, 2013
(in thousands, except per share amounts)

Revenue

We had revenues of $292 and $809 for the three and nine months ended September 30, 2014, respectively, and $1,612 and $1,911 of revenues for the three and nine months ended September 30, 2013, respectively. The 2013 periods included $1,500 of historical revenue resulting from a settlement discussed below.

For the three and nine months ended September 30, 2014 we recognized revenue of $292 and $792, respectively from non-refundable up-front fees earned during the period. In August 2013 we began receiving annual payments on a contract (the “August 2013 Contract Settlement”) with a total value over 5 years of $10,000. From its inception through September 30, 2014 we received a total payment of $5,000 under this license. Revenues from these fees are deferred and recognized as revenue as earned in accordance with our revenue recognition policy, but not in advance of collection.

For the three and nine month periods ended September 30, 2013, we recognized $1,500 of revenue for historical royalties under the August 2013 Contract Settlement, and $112 of revenue for royalties earned subsequent to the settlement and execution of this license agreement and other licenses.

In addition to the revenues from the August 2013 Contract Settlement discussed above, for the three and nine months ended September 30, 2014, we recognized royalty revenue of zero and $17, respectively, as part of settlement agreements entered into with customers during patent infringement actions. This compares to revenues totaling $28 and $327 for the three and nine months ending September 30, 2013, respectively, excluding revenues from the August 2013 Contract Settlement.

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

Research and Development Expenses

Research and development expenses were $374 and $316 for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $58 due primarily to an increase in stock-based compensation expense for the three months ended September 30, 2014. Research and development expenses were $1,066 and $1,002 for the nine months ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include management and administrative personnel, as well as outside legal, accounting, and consulting expenses.

Our selling, general and administrative expenses for the three months ended September 30, 2014 compared to September 30, 2013 decreased by $261 to $6,168.  The change is primarily due to a decrease of $679 in legal fees associated with our patent infringement actions (see “Legal Proceedings”) and partially offset by an increase in stock-based compensation expense and related payroll taxes.  For the nine months ended September 30, 2014 our selling, general and administrative expenses decreased by $3,031 to $19,119 compared to the nine months ended September 30, 2013.  The change was primarily due to a $4,080 decrease in legal fees associated with our patent infringement actions and an increase in stock-based compensation expense and payroll taxes.  The increase in stock-based compensation and payroll taxes is associated with continued amortization on stock-based awards to employees and incurrence of payroll tax expense on RSUs vesting in the current quarter.  We expect to incur the same levels or increased levels of legal fees over the foreseeable future as we continue to pursue these infringement actions and we expect to report losses from operations as a result. See “Legal Proceedings” for additional information regarding these infringement actions. Management believes our legal expenses will decrease materially after our current court schedule is complete.

Other Income and Expenses

For the three months ended September 30, 2014, the non-cash gain related to the periodic revaluation of our Series I Warrants liability was $1,817, which compares to a non-cash loss of $48 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the non-cash gain was $2,126 as compared to the non-cash gain of $1,438 for the nine months ended September 30, 2013. The liability for the Series I Warrants decreased to $431 at September 30, 2014, from $2,564 at December 31, 2013. The gain from the revaluations of the warrant liability in the nine months ended September 30, 2014 was primarily the result of a decrease in our common share price during the period.

Interest and other income (expense) decreased by $82 to $(35) for the three months ended September 30, 2014, from $47 for the comparable 2013 period, and decreased by $80 to $25 for the nine months ended September 30, 2014, from $105 for the nine months ended September 30, 2013. This decrease is primarily due to realized losses exceeding interest earned in the quarter.

Index
Liquidity and Capital Resources

As of September 30, 2014, our cash and cash equivalents totaled $8,498 and our short-term investments totaled $15,939, compared to cash and cash equivalents of $19,173 and short-term investments of $19,815 at December 31, 2013. Working capital was $20,566 at September 30, 2014 and $33,971 at December 31, 2013. The decrease in cash and investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, payment of a non-cancellable lease obligation and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2014 will be sufficient to fund our operations and provide working capital for general corporate purposes and legal expenses for the foreseeable future. Over the long term, we expect to derive the majority of our revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Income Taxes

We had no income tax expense for the three months ended September 30, 2014.  The income tax expense for the nine months ended September 30, 2014 was $2 related to minimum tax payments.  During the three and nine month periods ended September 30, 2014, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $2,100 and $6,200 for the three and nine months ended September 30, 2014, respectively.

There was no income tax expense for the three months ended September 30, 2013. The income tax expense for the nine months ended September 30, 2013 was $356, which was a negative effective income tax rate of 2 percent.  As a result of NOLs during the periods, the income tax expense for the nine months ended September 30, 2013 reflected only a prior year change in estimate of our taxable income. During the three and nine month periods ended September 30, 2013, we had NOLs which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,700 and $6,100 for the three and nine months ended September 30, 2013, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2014 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2014. The valuation allowance provided against our net deferred tax assets was approximately $22,000 and $16,000 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, we have federal and state net operating loss carry-forwards of approximately $38,000 each, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2014, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for a payment of $3,750 related to a non-cancellable lease obligation, which is included in prepaid expenses on our Condensed Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

None.

Index
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within nine months of September 30, 2014.

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

Index
ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.

The purpose of this evaluation was to determine whether as of September 30, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have four intellectual property infringement lawsuits pending against multiple parties in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation (Case 6:13-CV-00351-LED)
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274. We seek an unspecified amount of damages and injunctive relief. A hearing on claims construction and multiple motions by both parties was held on September 4, 2014. On September 10, 2014, the court issued an order granting in part and denying-in-part our sealed motion to compel interrogatory responses, denying Microsoft’s sealed motion to enter order focusing patent claims and prior art, denying Microsoft’s sealed motion to compel, denying Microsoft’s sealed motion to stay the case and granting our request for leave to file a Motion for Partial Summary Judgment. The jury trial in this case is scheduled for July 13, 2015.

VirnetX Inc. v. Cisco Systems, Inc. et al (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Subsequently, on February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we further amended our complaint to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents and to assert our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and just try the case against Apple on the scheduled trial date. The jury trial against Cisco was held on March 4, 2013. The jury against Cisco the jury came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents was denied and the case against Cisco was closed.

The jury trial against Apple was held on October 31, 2012 and on November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On October 16, 2013 Apple filed its opening appeal brief to the USCAFC. Our response to the opening brief was filed on December 2, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. A hearing was held on March 3, 2014 at the United States Court of Appeals for the Federal Circuit. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. In our petition, we have asked the court to rehear its decision with respect to damages and affirm the district court’s damages award against Apple in full because the Federal Circuit’s decision is contrary to the patent statute and Supreme Court precedent. We are also asking the Federal Circuit to reinstate the jury’s award that Apple infringed the ’504 and ’211 patents on the basis that the district court correctly construed the claim term “secure communication link. We are waiting for the Court’s ruling in this matter.

Index
VirnetX, Inc. v. Apple, Inc. (Case 6:13-CV-00211-LED)
The Court ordered the parties to mediate over an ongoing license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. On August 1, 2013, a hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division on our motion for an ongoing royalty. On March 6, 2014, the court issued a public version of the order previously issued under seal on March 3, 2014, awarding us an on-going royalty of 0.98% on adjudicated products and products “not colorably” different from those adjudicated at trial that incorporate any of the FaceTime or VPN on Demand features found to infringe at trial. On March 27, 2014, Apple filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. On March 28, 2014 Apple also filed a motion for Entry of Final Judgment by Apple Inc. with the United States District Court for the Eastern District of Texas, Tyler Division. The Court stayed the proceedings in this matter while the Court’s ruling in the Case 6:10-CV-00417-LED is pending.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED).. The jury trial in this case is scheduled for October 13, 2015.

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

Index
The exercise of our outstanding stock options would result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2014, we had outstanding options to purchase an aggregate of 4,982,253 shares of common stock representing approximately 9.7 percent of our total shares outstanding as of September 30, 2014, of which 4,381,438 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

The trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between July 1, 2013, and September 30, 2014, the reported last sale price on NYSE MKT for our common stock ranged between $4.95 and $22.65 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $26.9 million for the year ended December 31, 2012 a net loss of $27.6 million for the year ended December 31, 2013 and a net loss of $4.5 million for the quarter ended September 30, 2014 with an accumulated deficit of $107.8 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of September 30, 2014, our executive officers and directors beneficially owned approximately 18% of our outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 11%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Date: November 10, 2014

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