Form 10-K
period 2014-12-31
VirnetX Holding Corp
filed 2015-03-02
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes        ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2014, was $908,164,887 based upon the closing price of the common shares of the Registrant on June 30, 2014.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

51,996,701 shares of Registrant’s Common Stock were outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014 in connection with the solicitation of proxies for the Registrant’s 2015 Annual Meeting of Stockholders.

Index
WARNING CONCERNING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions.  Readers are cautioned not to place undue reliance on forward-looking statements.  Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Annual Report on Form 10-K and elsewhere in the Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Index
PART I

Item 1.	Business.

The Company

We are an Internet security software and technology Company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 39 U.S. and 66 foreign patents with approximately 75 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like "Smart City", "Connected Car" and "Connected Home" that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration  Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our products have undergone extensive internal testing and are currently undergoing beta testing at over 80 small and medium businesses. Our products are expected to be released for sale to general public in the first-half of 2015 after successful completion of our public beta testing program.

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

Index
We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. In December 2014, we received an additional $23,000 cash settlement resulting from subsequent litigation with Microsoft (see Note 14 “Legal Proceedings”).  The 2010 settlement agreement was amended in December 2014 to settle the subsequent lawsuit with Microsoft, raising the total cash settlement with Microsoft, as amended, to $223,000.

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

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. Leidos, Inc. is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of over 100 U.S. and international patents and with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.  Please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years.

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

Industry Overview

We believe that the rapid growth of mobile devices (smartphones/tablets/ultra-mobile PCs), with always-on network access, and need to socially interact with friends and family while maintaining a constant online presence has transformed the “Internet of Web 2.0” in to the “The Internet of the People”. It has become an evolving, rich and complex medium used by individuals and businesses to conduct commerce, share information and engage in real-time communications including email, text messaging, IM, and voice and video calls. We believe the user demand for high speed broadband access along with the quality of experience wherever they are and whatever BYOD (bring your own device) they may be using; Mobility, IP video delivery, and the move to cloud have dramatically changed the way service providers deliver services. While wireline networks remain the primary mechanism for delivering premium and high bandwidth services, its growth has held steady compared to the growth of the mobile communications. The cost barrier to obtaining a mobile device with data access has disappeared allowing billions of people to have online access on fixed and mobile networks, and those users accessing social networking websites, using peer-to-peer, or P2P applications, and uploading live content over the internet, which in turn is downloaded by millions, has led to staggering growth in packet traffic. Not only is traffic growing and changing in nature, it’s location of origin and timing has become completely unpredictable. There is a significant impact on the mobile signaling network, brought on by smartphone penetration and consumer use of “chatty” applications that do frequent network queries.

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

Adding further fuel to the demand for mobile and fixed broadband services is the fast adoption of connected machines or devices, or embedded systems capable of M2M communication. These M2M communications are made possible by a device (non-phone/tablet/pc such as a sensor) that is attached to a machine to capture an event that is relayed over a network via 3G/4G routers or fixed broadband lines, delivering data or events (such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed) to applications creating an “Internet of Things” or IoT. As the service providers start deploying true 4G (Long Term Evolution-Advanced, or LTE-Advanced) and this pace picks up, we believe that almost every device will get its own unique identity and a high-speed connection to the internet over a high speed IP (Internet Protocol) based telecommunication network making it an “Internet of Everything”.

Index
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

Index
Machine-to-Machine, or M2M, connected devices, or embedded systems, connected machines are fast becoming the eyes and ears of the enterprise. By adding sensors and networking technologies to the products they sell and the equipment they employ, companies are finding new ways to gather powerful insights and use new forms of data, thus creating a vast “internet of things”. This communication is made possible by a device (such as an intelligent sensor) that is attached to a machine to capture an event, such as such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed, that is relayed over a network delivering data to applications. The potential applications for this technology are numerous and as such include smart meters in energy and utilities (the “smart grid”), connected vehicles in automotive and logistics, heart monitors in healthcare, RFID tagged inventory in retail and manufacturing, and digital signage in media and communications to name a few. Another fast growing application is in the wearable technology products namely, fitness and wellness, infotainment (information-based media content), healthcare and medical, and industrial and military. The fitness and wellness segment comprises products like smart clothing and smart sensors, activity monitors, sleep sensors and others, whereas the Infotainment sector consists of products like smart watches, heads-up displays, smart glasses and others. The products like continuous glucose monitor, drug delivery, monitors, wearable patches and others have been covered under healthcare and medical segment and products like hand worn terminals, augmented reality headsets and others have been mentioned under industrial and military segment. We believe that the large revenue potential for M2M services that has attracted the attention of carriers globally risks being thwarted by the growing security concerns in M2M applications. Porous security is exposing vulnerabilities in a large number of use-case scenarios, including cars, energy management systems, telemedicine, and telemetry. While built-in security is a high priority in all other information and communication technologies, it is yet to be considered, even at a basic level, in most M2M applications. The rapid and successful adoption of M2M in automobiles, healthcare, industrial installations, and consumer homes may be jeopardized if communication security is not designed in to all M2M devices and applications. All these new devices will require a unique identity addressable by a secure domain name and all their communications, with application servers and other devices, completely secured automatically and on-demand.

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

Index
Our Products

Our Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices. The following applications are included in the current release and can be easily accessed through the Gabriel interface:

•	SECURE CHAT - allows users to quickly send and receive text, files and screen shots

•	SECURE SHARE - allows users to grant coworkers read/write access to desired folders

•	SECURE VIDEO/VOICE - provides users ability to conduct audio and/or video conferencing securely with any other Gabriel user

•	SECURE MAIL - allows users to send email and attachments directly from sender to recipient without requiring a centralized mail server

•	SECURE SYNC/BACKUP - allows users to quickly push single files or automatically backup your files to one or multiple Gabriel destinations

Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ of applications has undergone extensive internal testing with employees, contractors, shareholders and private beta testers and are now in Public Beta at a number of small and medium businesses who chose to sign-up for this program. General Public Release of our products is expected in the first-half of 2015 upon successful conclusion of our ongoing public beta program.

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•	Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet, and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enables users to create a secure communication link by generating secure domain names. We currently own approximately 39 U.S. and 66 foreign patents with approximately 75 pending patents applications worldwide. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

•	Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence and unified communications end-markets.

•	Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for Leidos, during which time they invented the technology that is the foundation of our technology, and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

Index
Our Strategy

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Communications Technology™ as the industry standard security platform.  Key elements of our strategy are to:

•	Introduce our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in the general market in the first-half of 2015 for sale directly to end-user enterprises.

•	Continue to grow our technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™ by adding more licensees.

•	Establish VirnetX as the exclusive universal registry of secure domain names and to enable our customers to act as registrars for their users and broker secure communication between users on different registries.

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

Customers

Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks and are actively testing them as a part of our public Beta program. General Public Release of our products is expected in the first-half of 2015 upon successful conclusion of our ongoing public beta program.

We have signed Patent License Agreements with Aastra USA, Inc. Avaya, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our  patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

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

We plan to directly market our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products, domain name registry services to our service provider and system integrator customers.  We hope to leverage our relationship with Leidos, to extend our offering to departments and agencies within the federal government.  Leidos, is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health. We intend to build a sales force that will be responsible for managing accounts and pursuing technology licensing and sales opportunities with new customers.

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

We currently own approximately 39 U.S. and 66 foreign patents with approximately 75 pending patents applications worldwide.   Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry.  Our software and technology solutions also have additional applications relating to operating systems and network security. A complete list of our US patents is available on our website located at www.virnetx.com. Each patent is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.  The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

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

Assignment of Patents

Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, pursuant to an Assignment Agreement dated December 21, 2006, and a Patent License and Assignment Agreement dated August 12, 2005, as amended on November 2, 2006, including documents prepared pursuant to the November amendment, and as further amended on March 12, 2008. We recorded the assignment from Leidos, with the U.S. Patent Office on December 21, 2006.

Key terms of these agreements are as follows:

Patent Assignment.  Leidos, unconditionally and irrevocably conveyed, transferred, assigned and quitclaimed all its right, title and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent Office, including, without limitation, the right to sue for past infringement.

License to Leidos, Outside the Field of Use.  On November 2, 2006, we granted to Leidos, an exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, solely outside our field of use. We have, and retain, all right, title and interest to all our patents within our field of use. On March 12, 2008, Leidos, relinquished the November 2, 2006, exclusive right and license outside our field of use referred to above, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to Leidos, a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, solely outside our field of use.

Compensation Obligations. As consideration for the assignment of the patents and for the rights we obtained from Leidos, as amended, we are required to make payments to Leidos, based on cash or certain other values generated from those patents.  The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, Leidos, is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX, from the settlement of certain patent infringement claims of ours.

Index
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

Index
Employees

As of December 31, 2014, we had 14 full-time employees.

Corporate Overview and History

VirnetX, Inc., was incorporated in the State of Delaware in August 2005.  In November 2006, VirnetX acquired certain patents from Leidos, In July 2007, we effected a reverse merger between PASW, Inc. and VirnetX, which became our principal operating subsidiary.  As a result of this merger, the former security holders of VirnetX came to own a majority of our outstanding common stock.  On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the following information and the other information in this Form 10-K in evaluating our business and prospects before making an investment decision with respect to our common stock. The risks and uncertainties we describe below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also affect our business.

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

We spend a significant amount of our financial and management resources to pursue our current litigation matters.  We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterparties to our litigation are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute.  Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Any future intellectual property litigation, whether or not determined in our favor or settled by us, is costly, may cause delays (including delays in negotiating licenses with other actual or potential customers).  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to develop and commercialize products, which may impact our stock price.

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

The current regulatory environment for our products and services remains unclear.  We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities.  Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations.  For example, Voice-over-Internet Protocol (or VoIP) services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs and adversely affect the marketability of our products and planned products related to VoIP.  Additionally, the use of the Internet and private Internet Protocol (IP) networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, or a lack of growth in acceptance of the Internet as a long term viable marketplace for communications services, may materially and adversely affect our business, financial condition, operating results and future prospects.

We compete in a rapidly changing competitive environment and the success of our business depends upon continued market acceptance and utilization of certain applications and communications channels.

Our business depends on deployment of Advanced – LTE products and services, the growth of instant messaging, VoIP, mobile services, streaming video, file transfer and remote desktop and other next-generation Internet-based applications which are relatively new.  A decline in the use of these applications and communications channels due to complexity or cost of these applications relative to alternate traditional or newly developed communications channels, or development of alternative technologies, could cause a material decline in the number of users in these areas.

Our exposure to outside influences beyond our control, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our licensing and enforcement activities and results of operations.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•	New legislation, regulations, court and agency decisions, or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the U.S. Supreme Court has recently modified some tests used by the United States Patent and Trademark Office (USPTO) in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the Leahy-Smith America Act (“AIA”) has implemented sweeping changes to the United States patent system including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents

•	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Index
If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We expect to retain certain confidential customer information in our secure data centers and secure domain name registry.  It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure.  Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system.  The secure domain name servers that we will operate will be critical hardware to our registry services operations.  Therefore, we expect to have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.  Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in the techniques for attacking security solutions could make some or all of our products obsolete or unmarketable.  Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers.  Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems.  It is possible that we may have to expend additional financial and other resources to address such problems.  Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers.  In such an event, we could face significant liability and customers could be reluctant to use our services.  Such an occurrence could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services. Additionally, an actual or perceived security breach of our customers or their end-customers, regardless of whether the breach is attributable to the failure of our data security technologies, could adversely affect the market's perception of our security technologies.

A security breach could require a substantial amount of expense to rectify and could result in a product liability claim that causes us to incur substantial liability and related legal and other costs.  A security breach may also harm our reputation and make it more difficult or impossible for us to successfully market to others. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. These matters could harm our operating results and financial condition.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

•	The need to educate potential customers about our patent rights and our product and service capabilities;

•	Customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	Even if successful there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us;

•	Customers’ budgetary constraints;

•	The timing of customers’ budget cycles; and

•	Delays caused by customers’ internal review processes.

Long sales cycles may increase the risk that our financial resources are exhausted before we are able to generate significant revenue. If our sales and licensing efforts are very lengthy or unsuccessful, it may adversely affect our business and results of operations as a result of failure to obtain or an undue delay in obtaining royalties.

We expect that we will be substantially dependent on a concentrated number of customers.  If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

Our products Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ are expected to be released for sale in the first half of 2015. The revenue from the sale of these products is expected to take some time to ramp before it can contribute a large portion to our overall revenue. Until such time, we expect that in the future, a significant portion of our revenues will be generated from a limited number of customers that have signed Settlement and License Agreements with us over the last few years. There can be no guarantee that we will be able to obtain additional customers, or if we do so, to sustain our revenue levels from these prospective customers.  If we are not able to establish, maintain or replace the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

Index
Our products are highly technical and may contain undetected errors, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, could contain errors or defects.  Despite rigorous internal and external beta testing, some errors in our products may only be discovered after a product has been installed and used by customers.  Any errors or defects discovered in our products after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition.  In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners.  The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business.  Furthermore, we expect to provide implementation, consulting and other technical services in connection with the implementation and ongoing maintenance of our products, which typically involves working with sophisticated software, computing and communications systems.  We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld.  Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.  In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Compatibility issues between third-party communications infrastructure, hardware and software expose us to a variety of risks we cannot control.

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

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish.  To the extent that the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures.  Our systems and operations will also be vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake, and other natural disasters

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control

System interruptions or failures and increases or delays in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users.  These types of occurrences could cause users to perceive that our solution does not function properly or is incapable of adapting to system interruptions, which could adversely affect our ability to attract and retain licensees, strategic partners and customers.

Any significant problem with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us.  A failure in the operation of our secure domain name registration system could result in the inability of one or more registrars to register and maintain secure domain names for a period of time.  A failure in the operation or update of the master directory that we plan to maintain could result in deletion or discontinuation of assigned secure domain names for a period of time.  The inability of the registrar systems we establish, including our back office billing and collections infrastructure and telecommunications system, to meet the demands of an increasing number of secure domain name requests, could result in the breakdown of our customer support service to and inhibit our ability to process registration requests in a timely manner.

Index
Our ability to sell our solutions will be dependent on the quality of our technical support, and our failure to deliver high-quality technical support services could have a material adverse effect on our sales and results of operations.

If we do not effectively or are perceived as not effectively assisting our customers in deploying our products, helping them quickly resolve post-deployment issues and providing effective ongoing support, our ability to sell our products would be adversely affected, and our reputation with potential customers could be harmed.  In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.  Our failure to deliver and maintain high-quality technical support services to our customers in the U.S. and internationally could result in customers choosing to use our competitors’ products instead of ours in the future.

We rely upon the accuracy of our customers' recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations

Many of our license agreements require our customers to document the manufacture and sale of products that incorporate our technology and report this data to us. While licenses with such terms give us the right to audit books and records of our customers to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our customers. Therefore, we typically rely on the accuracy of the reports from customers without independently verifying the information in them. Our failure to audit our customers' books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our customers and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

Telephone carriers have petitioned governmental agencies to enforce regulatory tariffs, which, if granted, would increase the cost of online communication, and such an increase in cost may impede the growth of online communication and adversely affect our business.

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

Our success largely depends on the skills, experience and efforts of our key personnel, including Kendall Larsen, our Chief Executive Officer and President.  We have no employment agreements with any of our key executives that prevent them from leaving us at any time.  The loss of the services of any key employees could be disruptive to our ability to execute our strategic plan and could cause our business and operations to suffer.  In addition, we do not maintain key person life insurance for any of our officers or key employees.  The loss of Mr. Larsen, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend, in part, on our ability to attract and retain qualified operations, marketing, engineering, sales and executive personnel as well as engineers.  Inability to attract and retain such personnel could adversely affect our business.  Competition for operations, marketing, engineering, sales and executive personnel is intense, particularly in the technology sector and in the region in which our facility is located.  We can provide no assurance that we will attract or retain such personnel.

Our consolidated financial statements were restated in 2011 in connection with our identification of a material weakness in our internal control over financial reporting; we may identify future material weaknesses which may result in late filings, increased costs or declines in our share price.

In early 2011, we restated our previously filed financial statements for the fiscal quarter ended September 30, 2010, each of the then previous five fiscal quarters and the fiscal year ended December 31, 2009, to adjust our accounting for our Series I Warrants.  In connection with these restatements, we determined that we had not maintained effective control over our accounting for these Series I Warrants and, as a result, that a material weakness existed with respect to our reporting of complex, non-routine transactions as of the end of the periods covered by the Form 10-K and Form 10-Qs that included the financial statements referenced above. Although we believe that we currently maintain effective control over our disclosure controls and procedures and internal control over financial reporting as regards this issue, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting.   If we experience any material weaknesses in our internal control over financial reporting in the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, any of which could cause our share price to decline.

Index
We do not currently pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

Although we paid a special cash dividend to holders of our common stock in 2010, we do not pay regular dividends on our common stock. Instead, we intend to retain our cash and future earnings, if any, to fund our business plan.  Our future dividend policy is within the discretion of our Board of Directors and the decision to declare a dividend will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities.  We therefore cannot determine whether our Board of Directors will determine to pay regular or special dividends in the future. Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock, which may or may not occur, to realize a gain on their investment.

The exercise of our outstanding stock options would result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2014, we had outstanding options and restricted stock units to purchase an aggregate of 4,806,922 shares of common stock (representing 9.24% of our total shares outstanding as of December 31, 2014) of which 3,975,630 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

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

Our common stock is listed on NYSE MKT LLC, but its daily trading volume has been limited, sporadic and volatile.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between January 1, 2014, and December 31, 2014, the reported last sale price for our common stock ranged between $4.09 and $20.93 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	developments in any then-outstanding litigation;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock or derivatives transactions related to our stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss $26.9 million for the year ended December 31, 2012, a net loss of $27.6 million for the year ended December 31, 2013 and a net loss of $9.9 million for the year ended December 31, 2014 with an accumulated deficit of $100.4 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of December 31, 2014, our executive officers and directors beneficially owned approximately 18% of our then outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 11%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
Item 3.	Legal Proceedings

We have three intellectual property infringement lawsuits pending against Apple, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation (Case 6:13-CV-00351-LED)
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274. We seek an unspecified amount of damages and injunctive relief. A hearing on claims construction and multiple motions by both parties was held on September 4, 2014. On September 10, 2014, the court issued an order granting in part and denying-in-part our sealed motion to compel interrogatory responses, denying Microsoft’s sealed motion to enter order focusing patent claims and prior art, denying Microsoft’s sealed motion to compel, denying Microsoft’s sealed motion to stay the case and granting our request for leave to file a Motion for Partial Summary Judgment. On December 17, 2014, we entered into an Amended Settlement and License Agreement with Microsoft Corporation. The agreement amends and restates certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX, Inc. and Microsoft Corporation. As a result of the agreement, both parties have settled their pending patent disputes including the patent infringement case brought by us against Microsoft before the U.S. District Court for the Eastern District of Texas and jointly move to terminate the pending Inter Partes Review (IPR) proceedings between Microsoft and VirnetX as to Microsoft.

Under the terms of the amended agreement, Microsoft paid us $23 million to settle the patent dispute and expand Microsoft’s license.  Under the amended agreement, Microsoft received a worldwide, irrevocable, nonexclusive, non-sublicensable, royalty-free, fully paid-up license to all our patents.

VirnetX Inc. v. Cisco Systems, Inc. et al (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Subsequently, on February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we further amended our complaint to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents and to assert our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and just try the case against Apple on the scheduled trial date. The jury trial against Cisco was held on March 4, 2013. The jury against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents was denied and the case against Cisco was closed.

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

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On October 16, 2013 Apple filed its opening appeal brief to the USCAFC. Our response to the opening brief was filed on December 2, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. A hearing was held on March 3, 2014 at the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. In our petition, we have asked the court to rehear its decision with respect to damages and affirm the district court’s damages award against Apple in full because the Federal Circuit’s decision is contrary to the patent statute and Supreme Court precedent. We are also asking the Federal Circuit to reinstate the jury’s award that Apple infringed the ’504 and ’211 patents on the basis that the district court correctly construed the claim term “secure communication link”. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit's September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. We are currently awaiting a scheduling order from the court.

Index
VirnetX, Inc. v. Apple, Inc. (Case 6:13-CV-00211-LED)
The Court ordered the parties to mediate over an ongoing license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. On August 1, 2013, a hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division on our motion for an ongoing royalty. On March 6, 2014, the court issued a public version of the order previously issued under seal on March 3, 2014, awarding us an on-going royalty of 0.98% on adjudicated products and products “not colorably” different from those adjudicated at trial that incorporate any of the FaceTime or VPN on Demand features found to infringe at trial. On March 27, 2014, Apple filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. On March 28, 2014 Apple also filed a motion for Entry of Final Judgment by Apple Inc. with the United States District Court for the Eastern District of Texas, Tyler Division. The Court had stayed the proceedings in this matter while the Court’s ruling in the Case 6:10-CV-00417-LED was pending. With the denial of the rehearing request by USCAFC on December 16, 2014, this case has also been remanded back to the Eastern District of Texas, Tyler Division, for further processing with the Case 6:10-CV-00417-LED. We are currently awaiting a scheduling order from the court.

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

Quarter Ended	High	Low
3/31/13	$36.84	$17.98
6/30/13	$26.25	$16.10
9/30/13	$22.41	$16.70
12/31/13	$23.20	$17.16
3/31/14	$25.49	$12.68
6/30/14	$18.57	$12.10
9/30/14	$18.24	$4.18
12/31/14	$6.85	$3.80

The closing price of our common stock on the NYSE MKT LLC on February 20, 2015 was $6.27 per share.

Holders

As of February 20, 2015, we had 36 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

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

	12/09	12/10	12/11	12/12	12/13	12/14

VirnetX Holding Corp	100.00	547.55	920.69	1079.61	715.68	202.43
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
RDG Technology Composite	100.00	111.01	110.85	126.07	167.16	193.22

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Selected Financial Data.

The consolidated statement of operations data for the three years ended December 31, 2014, 2013 and 2012 and the balance sheet data at December 31, 2014 and 2013, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the two years ended December 31, 2011 and 2010 and the balance sheet data at December 31, 2012, 2011 and 2010 are derived from our audited financial statements not included in this annual report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenue	$1,249	$2,197	$412	$20	$68
Gain on settlement	$23,000	$—	—	—	$200,000
Other operating expenses	$(36,414)	$(30,784)	$(39,273)	$(17,396)	$(95,383)
Income tax (expense) benefit	$(15)	$(751)	$12,535	$5,480	$(34,062)
Net (loss) income	$(9,902)	$(27,608)	$(26,924)	$(17,263)	$41,417
Earnings (loss) per share	$(0.19)	$(0.54)	$(0.53)	$(0.35)	$0.91
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.50
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,658	$19,173	$19,661	$49,482	$34,635
Investments available for sale	$22,571	$19,815	$26,493	$14,438	$43,457
Total assets	$45,090	$39,398	$61,313	$74,633	$81,694
Long-term obligation	—	—	—	—	---
Stockholders’ equity (deficit)	$32,627	$34,024	$53,944	$68,277	$59,453

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own over 100 U.S. and international patents with over 75 pending applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home.

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

Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our products have undergone extensive internal testing with employees, contractors, shareholders and private beta testers and are now in Public Beta at a number of small and medium businesses who chose to sign-up for this program. General Public Release of our products is expected in the first-half of 2015 upon successful conclusion of our ongoing public beta program.

We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. In December 2014, we received an additional $23,000 cash settlement resulting from subsequent litigation with Microsoft (see Note 14 “Litigation”).  The 2010 settlement agreement was amended in December 2014 to settle the subsequent lawsuit with Microsoft, raising the total cash settlement with Microsoft, as amended, to $223,000.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio with over 100 U.S. and international patents with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years discussed below.

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

Developments in the Year Ended December 31, 2014

Litigation

We have three intellectual property infringement lawsuits pending against Apple, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation (Case 6:13-CV-00351-LED)
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274. We seek an unspecified amount of damages and injunctive relief. A hearing on claims construction and multiple motions by both parties was held on September 4, 2014. On September 10, 2014, the court issued an order granting in part and denying-in-part our sealed motion to compel interrogatory responses, denying Microsoft’s sealed motion to enter order focusing patent claims and prior art, denying Microsoft’s sealed motion to compel, denying Microsoft’s sealed motion to stay the case and granting our request for leave to file a Motion for Partial Summary Judgment. On December 17, 2014, we entered into an Amended Settlement and License Agreement with Microsoft Corporation. The agreement amends and restates certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX, Inc. and Microsoft Corporation. As a result of the agreement, both parties have settled their pending patent disputes including the patent infringement case brought by us against Microsoft before the U.S. District Court for the Eastern District of Texas and jointly move to terminate the pending Inter Partes Review (IPR) proceedings between Microsoft and VirnetX as to Microsoft.

Under the terms of the amended agreement, Microsoft paid us $23 million to settle the patent dispute and expand Microsoft’s license.  Under the amended agreement, Microsoft received a worldwide, irrevocable, nonexclusive, non-sublicensable, royalty-free, fully paid-up license to all our patents.

VirnetX Inc. v. Cisco Systems, Inc. et al (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Subsequently, on February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we further amended our complaint to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents and to assert our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and just try the case against Apple on the scheduled trial date. The jury trial against Cisco was held on March 4, 2013. The jury against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents was denied and the case against Cisco was closed.

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

Index
On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On October 16, 2013 Apple filed its opening appeal brief to the USCAFC. Our response to the opening brief was filed on December 2, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. A hearing was held on March 3, 2014 at the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. In our petition, we have asked the court to rehear its decision with respect to damages and affirm the district court’s damages award against Apple in full because the Federal Circuit’s decision is contrary to the patent statute and Supreme Court precedent. We are also asking the Federal Circuit to reinstate the jury’s award that Apple infringed the ’504 and ’211 patents on the basis that the district court correctly construed the claim term “secure communication link”. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit's September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. We are currently awaiting a scheduling order from the court.

VirnetX, Inc. v. Apple, Inc. (Case 6:13-CV-00211-LED)
The Court ordered the parties to mediate over an ongoing license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. On August 1, 2013, a hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division on our motion for an ongoing royalty. On March 6, 2014, the court issued a public version of the order previously issued under seal on March 3, 2014, awarding us an on-going royalty of 0.98% on adjudicated products and products “not colorably” different from those adjudicated at trial that incorporate any of the FaceTime or VPN on Demand features found to infringe at trial. On March 27, 2014, Apple filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. On March 28, 2014 Apple also filed a motion for Entry of Final Judgment by Apple Inc. with the United States District Court for the Eastern District of Texas, Tyler Division. The Court had stayed the proceedings in this matter while the Court’s ruling in the Case 6:10-CV-00417-LED was pending. With the denial of the rehearing request by USCAFC on December 16, 2014, this case has also been remanded back to the Eastern District of Texas, Tyler Division, for further processing with the Case 6:10-CV-00417-LED. We are currently awaiting a scheduling order from the court.

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

Index
Patents

On June 5, 2014, the United States Patent and Trademark Office (“USPTO”) denied all seven petitions for inter partes review filed by RPX. These petitions sought review of certain claims of our U.S. Patent Nos. 6,502,135, 7,418,504, 7,490,151 and 7,921,211. The USPTO found that Apple is an unlisted real party-in interest in all the petitions filed by RPX and the Petitions were not filed within the time limit imposed by the applicable statute. The USPTO thereby declined to institute inter partes reviews of the challenged patents.

On July 23, 2014, the USPTO denied three petitions for inter partes review (IPR) filed by Microsoft.  These petitions sought review of certain claims of our U.S. Patent Nos. 6,502,135 and 7,188,180.

On July 31, 2014, the USPTO granted two petitions for inter partes review (IPR) filed by Microsoft Corporation.  These petitions seek review of certain claims of our U.S. Patent No. 7,987,274.

On September 19, 2014, the USPTO has terminated partially certain inter partes reexamination proceedings initiated by Cisco Systems Inc. In particular, the USPTO has terminated the reexamination proceedings with respect to certain claims of our U.S. Patent Nos. 6,502,135; 6,839,759; 7,418,504; and 7,921,211.

On November 20, 2014, we announced that our updated licensing declaration to European Telecommunications Standards Institute (ETSI) and the Alliance for Telecommunications Industry Solutions (ATIS) has been accepted. In the updated declaration, we identified one (1) additional developing specifications in the 3GPP LTE, SAE project to which our patents and patent applications are or may become essential and identified current Releases (12 or 13) of previously-identified specifications.

On December 19, 2014, we submitted a joint motion, along with Microsoft, to the USPTO, to terminate all the pending inter partes review proceedings, filed by Microsoft, seeking review of certain claims of our U.S. Patent No. 7,188,180, 7,987,274, 7,418,504, 7,490,151 and 7,921,211. On January 27, 2015, the USPTO accepted our joint motion and terminated inter partes review (IPR) of claims of our U.S. Patent Nos. 7,188,180, 7,418,504, 7,490,151, and 7,921,211 and subsequently terminated all of them on February 17, 2015.

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

Use of Estimates

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

Patent License Agreements: Upon signing a patent license agreement, including licenses entered into upon settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

•	Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a litigation, disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated, typically based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, since delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

•	Current Royalty Payments: Ongoing royalty payments cover a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period. Licensees that owe these current royalty payments are obligated to provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We expect to receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. As a result, it is impractical for us to recognize revenue in the period in which the underlying sales occur, and, in most cases, we will recognize revenue in the period in which the royalty report is received and other revenue recognition criteria are met due to the fact that without royalty reports from our licensees, our visibility into our licensees’ sales is limited.

Index
•	Non-Refundable Up-Front Fees and Minimum Fee Contracts: For licenses that provide for non-refundable up-front or fixed minimum fees over their term, for which we have no future obligations or performance requirements, revenue is generally recognized over the license term. For licenses that provide for fees that are not fixed or determinable, including licenses that provide for extended payment terms and/or payment of a significant portion of the fee after expiration of the license or more than 12 months after delivery, the fees are generally presumed not to be fixed or determinable, and revenue is deferred and recognized as earned, but generally not in advance of collection.

•	Non-Royalty Elements: Elements that are not related to royalty revenue in nature, such as settlement fees, expense reimbursement, and damages, if any, are recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payments to us over 4 years of $10,000 ("August 2013, Contract Settlement").  From the inception of that license to December 31, 2014, we received cash totaling $5,000, all of which is non-refundable.  We recognized $1,167 and $1,833 of revenue related from the August 2013 Contract Settlement during the years ended December 31, 2014 and 2013.

Activity under the August 2013 Contract Settlement was as follows:

	2014	2013
Deferred Revenue, beginning of year	$667	$-
Payment received	2,500	2,500
Less: Amount amortized as revenue	1,167	1,833
Deferred Revenue, end of year	$2,000	$667

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the years ended 2014, 2013 and 2012 we incurred losses.   Therefore, the effect of any Common Stock equivalent is anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the year ended December 31, 2014, and 2013 we had, at times, funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Stock-based Compensation

We account for stock-based compensation using the fair value recognition method. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 4 years. We estimate the forfeiture rate based on our historical experience, if any.

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

Index
New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term  substantial doubt,  (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of  consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606).  Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”.   In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Operations (all amounts in this section are expressed in thousands)

Revenue

	2014	2013	2012

Revenue	$1,249	$2,197	$412

Revenue generated for the year ended December 31, 2014 was $1,249 compared to December 31, 2013 of $2,197, and the December 31, 2012 revenue of approximately $412.  Revenue for the year ended December 31, 2014 of $1,249, was largely a result of the 2013 Contract Settlement described under “Deferred Revenue” above. Under the terms of the 2013 Contract Settlement we are to be paid minimum annual payments of $2,500 over the contract period for a total of $10,000.  During the year ended December 31, 2013 we recognized $1,500 of revenue for historical royalties (a portion of the settlement allocated to the use of our patented technology prior the execution of the license agreement) and $697 of revenue for royalties earned subsequent to the settlement, and other licensees.  Revenues for historical royalties were estimated based on estimated past and future usage of our IP on our customer's products. During the year ended December 31, 2014 we recognized $1,167 of revenue for royalties from the 2013 Contract Settlement and $82 of revenue for royalties from other licensees.

In addition to the settlement discussed above, during 2014, 2013 and 2012 we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 14 "Litigation"). These revenues relate to both payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received.

Research and Development Expenses

	2014	2013	2012

Research and Development	$2,004	$1,782	$1,555

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2014 was $2,004 compared to December 31, 2013 of $1,782 and $1,555 for the year ended December 31, 2012. The increase in 2014 was primarily due to the increase in wages and bonuses paid in 2014 compared to 2013. Similarly, the increase in 2013 was primarily due to the increase in wages and bonuses paid in 2013 compared to 2012.

Index
Selling, General and Administrative Expenses

	2014	2013	2012

Selling, General and Administrative	$28,310	$29,002	$37,718

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2014 was $28,310 compared to December 31, 2013 of $29,002 and $37,718 for the year ended December 31, 2012. The decreases in 2014 and 2013 were primarily due to the decrease in legal fees. The higher level of expense in 2012 was associated with the settlement of the Aastra, Mitel and NEC cases as well as the ongoing Apples, Cisco and Avaya cases in 2012. Legal fees represent approximately 50% of general and administrative expenses for 2014 as compared to 56% for 2013 and 71% for 2012.

Within selling, general and administrative expenses, legal fees for the year ended December 31, 2014 were $14,012 compared to December 31, 2013 of $16,363 and $26,537 for the year ended December 31, 2012. The increase in 2012 was associated with the settlement of the Aastra, Mitel and NEC cases as well as the ongoing Apple, Cisco and Avaya cases in 2012.

Also included in operating expense in 2014 is royalty expense of $6,100, to be paid to Leidos, in connection with the settlement with Microsoft in December 2014.  There were no royalty expenses in 2013 and 2012.

Gain on Settlement

	2014	2013	2012

Gain on Settlement	$(23,000)	$—	$—

In December 2014, we received a $23,000 cash settlement resulting from litigation with Microsoft (see Note 14 “Litigation”).  In June 2010, we received a $200,000 cash settlement from litigation with Microsoft, in which we agreed to dismiss the pending lawsuits and any damages. The 2010 settlement agreement was amended in December 2014 to settle a subsequent lawsuit with Microsoft, raising the total cash settlement with Microsoft, as amended, to $223,000.  In both the original settlement and the December 2014 amendment, we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of Accounting Standards Codification, or ASC, 605 and as a result, the settlement proceeds are classified as a gain on settlement in our statement of operations.

Other Income and Expenses

	2014	2013	2012

Other Income and Expense	$2,238	$1,608	$(927)

Our non-cash gain (loss) related to the periodic revaluation of our Series I Warrants liability for the year ended December 31, 2014 was $2,238 compared to $1,608 for the year ended December 31, 2013 and ($927) for the year ended December 31, 2012.  Our non-cash gain (loss) related to the periodic revaluation of our Series I Warrants liability decreased by $630 in the year ended December 31, 2014, as compared to the comparable period in 2013 as a result of a lower common share price during the year ended  December 31, 2014.

Interest income for the year ended December 31, 2014 was $40 compared to $122 for the year ended December 31, 2013, and $329 for the year ended December 31, 2012. These changes are due to timing on the maturity of the investments as well as the amount of cash available for investments.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.02)%	(1.48)%	1.07%
Valuation allowance	(41.67)%	(37.11)%	(4.41)%
Stock options	0.39%	(0.17)%	0.14%
Prior year adjustment	(0.13)%	(1.32)%	1.03%
Warrants	7.92%	2.10%	(0.82)%
Other	(1.64)%	0.18%	(0.32)%
Effective income tax rate	(0.15)%	(2.80)%	31.69%

Index
In 2014 and 2013, we had taxable losses of $10 and $27 million, respectively, which are available for carried forward to offset future taxable income.  We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2014 and 2013, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.  The small provision in 2014 was related to the payment of miscellaneous penalties and minimum taxes.  The 2013 tax provision of $0.75 million was due primarily to a change in our estimate of taxable income for the 2012 period and a tax reserve for the California research & development credit utilized in the 2010 tax return.

The income tax benefit for the year ended December 31, 2012 resulted from recognition of net operating losses (“NOLs”) generated during the year that could be carried back to generate refunds of taxes paid in prior years.  Generally, NOLs can be carried back to the two years preceding the loss year and then forward for twenty years following the loss year.  In 2010, we had a taxable income of $75 million, which allowed us to carry back its 2012 NOL in the amount $42 million for tax refunds.  Due to the tax refunds derived from carrying back the 2012 NOLs, we recognized the tax benefit of $12 million in 2012.  In addition, we made a determination to provide a full valuation allowance for its net deferred tax assets at the end of 2012 based on its evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable it to realize its deferred tax assets.

Liquidity and Capital Resources

For the year ended December 31, 2014, our cash and cash equivalents totaled $18,658 and our short-term investments totaled $22,571 compared to $19,173 and $19,815, respectively, for the year ended December 31, 2013 and $19,661 and $26,493, respectively, as of December 31, 2012.

We expect that our cash and cash equivalents as of December 31, 2014, will be sufficient to meet our short-term capital needs. While we do not expect to generate net income in the near term, generally attributable to the Microsoft Settlement, we do expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world over the long term.  However, we will not receive any proceeds from these claims unless and until they may be resolved in our favor, and we expect to continue to incur substantial legal and other costs associated with pursuit of our claims.

Contractual Commitments

	Total	2015	There after

Leases	46	46	—
Total	$46	$46	—

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could significantly increase in the near term but we believe it would have an immaterial impact to our consolidated balance sheets and statement of operations as there are only approximately 157,000 warrants outstanding as of December 31, 2014, that matures in March 2015.

Index
Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2014 and December 31, 2013	38
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	39
Consolidated Statements of Comprehensive Loss of VirnetX Holding Corporation for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	39
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	40
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	41
Notes to Financial Statements of VirnetX Holding Corporation	42

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. VirnetX Holding Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2014 and 2013, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion as to the effectiveness of the Company’s control over financial reporting.

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 2, 2015

Index
VirnetX Holding Corporation

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,658	$19,173
Investments available for sale	22,571	19,815
Prepaid expenses - current	653	357
Total current assets	41,882	39,345
Prepaid expenses – non-current	3,144	—
Property and equipment, net	64	53
Total assets	$45,090	$39,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,554	$1,748
Royalty payable	6,100	—
Related-party payable	81	—
Income tax liability	408	395
Deferred revenue, current portion	1,500	667
Derivative liability	320	2,564
Total current liabilities	11,963	5,374

Deferred revenue, non-current portion	500	—
Commitments and contingencies (Note 5)	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2014 and 2013,
Issued and outstanding: 0 shares at December 31, 2014 and 2013	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2014 and 2013, Issued and outstanding: 51,996,701 shares and 51,236,141 shares, at December 31, 2014 and 2013, respectively	5	5
Additional paid-in capital	133,072	124,589
Accumulated deficit	(100,435)	(90,533)
Accumulated other comprehensive loss	(15)	(37)
Total stockholders' equity	32,627	34,024
Total liabilities and stockholders' equity	$45,090	$39,398

The accompanying notes are an integral part of these consolidated financial statements

Index
VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$1,249	$2,197	$412
Operating expenses:
Royalty expense	6,100	—	—
Research and development	2,004	1,782	1,555
General, selling and administrative	28,310	29,002	37,718
Gain on settlement (Note 3)	(23,000)	—	—
Total operating expenses	13,414	30,784	39,273
Loss from operations	(12,165)	(28,587)	(38,861)
Gain (loss) on change in value of embedded derivative and warrants	2,238	1,608	(927)
Interest income, net	40	122	329
Loss before taxes	(9,887)	(26,857)	(39,459)
Income tax (expense) benefit	(15)	(751)	12,535
Net loss	$(9,902)	$(27,608)	$(26,924)
Basic and diluted loss per share:	$(0.19)	$(0.54)	$(0.53)
Weighted average shares outstanding basic and diluted	51,570,472	51,188,006	50,934,266

VirnetX Holding Corporation
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net loss	$(9,902)	$(27,608)	$(26,924)
Other comprehensive income (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	(12)	—
Change in unrealized gain (loss) on investments, net of tax	22	(33)	12
Total other comprehensive income (loss), net of tax	22	(45)	12
Comprehensive loss	$(9,880)	$(27,653)	$(26,912)

The accompanying notes are an integral part of these consolidated financial statements

Index
VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Expense)	(Deficit)
Balance at December 31, 2011	50,619,136	$5	$104,277	$(36,001)	$(4)	$68,277

Stock issued for cash exercise of warrants at $3.93-3.59 per share, net	44,941		161			161
Stock-based compensation			6,162			6,162
Deferred tax benefit related to stock based compensation			3,111			3,111
Derivative liability			1,454			1,454
Exercise of options	486,165		1,691			1,691
Comprehensive income:
Net loss				(26,924)		(26,924)
Other comprehensive income net of tax					12	12
Comprehensive loss						(26,912)
Balance at December 31, 2012	51,150,242	$5	$116,856	$(62,925)	$8	$53,944

Stock-based compensation			7,563			7,563
Exercise of options	39,833		170			170
Vested RSUs	46,066
Comprehensive income:
Net loss				(27,608)		(27,608)
Other comprehensive income net of tax					(45)	(45)
Comprehensive loss						(27,653)
Balance at December 31, 2013	51,236,141	$5	$124,589	$(90,533)	$(37)	$34,024

Stock issued for cash exercise of warrants at 3.59 per share, net	2,500		9			9
Stock-based compensation			8,189			8,189
Exercise of options	679,321		278			278
Vested RSUs	78,739
Derivative liability			7			7
Comprehensive income:
Net loss				(9,902)		(9,902)
Other comprehensive income net of tax					22	22
Comprehensive loss						(9,880)
Balance at December 31, 2014	51,996,701	$5	$133,072	$(100,435)	$(15)	$32,627

Index
VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net (loss)	$(9,902)	$(27,608)	$(26,924)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	25	36	71
Stock-based compensation	8,189	7,563	6,162
Net change in deferred taxes	—	—	3,158
Change in value of derivative liability	(2,238)	(1,608)	927
Changes in assets and liabilities:
Prepaid expenses and other current assets	(296)	(243)	(23)
Prepaid expenses – Non-current	(3,144)	—	—
Prepaid taxes	—	14,963	(4,934)
Deferred revenue	1,333	667	—
Accounts payable and accrued liabilities	1,806	(1,449)	1,970
Royalty payable	6,100	—	—
Related-party payable	81	—	—
Income tax liability	13	395	—
Net cash provided by (used in) operating activities	1,967	(7,284)	(19,593)
Cash flows from investing activities:
Purchase of property and equipment	(35)	(7)	(37)
Purchase of investments	(45,500)	(92,729)	(59,342)
Proceeds from sale, maturity of investments	42,766	99,362	47,299
Net cash provided by (used in) investing activities	(2,769)	6,626	(12,080)
Cash flows from financing activities:
Proceeds from exercise of options	278	170	1,691
Proceeds from exercise of warrants	9	—	161
Net cash provided by financing activities	287	170	1,852
Net decrease in cash and cash equivalents	(515)	(488)	(29,821)
Cash and cash equivalents, beginning of year	19,173	19,661	49,482
Cash and cash equivalents, end of year	$18,658	$19,173	$19,661
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$2	$—	$—
Cash paid during the year for interest	$—	$—	$—

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 39 U.S. and 66 foreign patents with approximately 75 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the internet and such covers all our technology and other produtcs. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, (f/k/a Science Applications International Corporation or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Note 2 - Summary of Significant Accounting Policies

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

Use of Estimates

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

Index
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

•
Non-Refundable Up-Front Fees and Minimum Fee Contracts: For licenses that provide for non-refundable up-front or fixed minimum fees over their term, for which we have no future obligations or performance requirements, revenue is generally recognized over the license term.  For licenses that provide for fees that are not fixed or determinable, including licenses that provide for extended payment terms and/or payment of a significant portion of the fee after expiration of the license or more than 12 months after delivery, the fees are generally presumed not to be fixed or determinable, and revenue is deferred and recognized as earned, but generally not in advance of collection.

•
Non-Royalty Elements: Elements that are not related to royalty revenue in nature, such as settlement fees, expense reimbursement, and damages, if any, are recorded as gain from settlement which is reflected as a separate line item within the operating expenses section in the consolidated statements of operations.

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years of $10,000 ("August 2013 Contract Settlement"). From the inception of that license to December 31, 2014, we received cash totaling $5,000, all of which is non-refundable.  We recognized $1,167 and $1,833 of revenue related from the August 2013 Contract Settlement during the years ended December 31, 2014 and 2013.

 Activity under the August 2013 Contract Settlement was as follows:

	2014	2013
Deferred Revenue, beginning of year	$667	$-
Payment received	2,500	2,500
Less: Amount amortized as revenue	1,167	1,833
Deferred Revenue, end of year	$2,000	$667

Index
Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.  Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Prepaid Expenses and Other Current Assets

Prepaid Expense and Other Current Assets at December 31, 2014 includes the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. Beginning March 2014, the prepayment totaling $4,000 is being amortized over the 10 year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses-Non-current on the consolidated balance sheet.

Investments

Investments are classified as available-for-sale and are recorded at fair market value. Unrealized gains and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized.  We invest our excess cash primarily in highly liquid debt instruments including municipal and federal agency securities, with contractual maturities less than two years. By policy, we limit the amount of credit exposure to any one issuer.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC.   During the year ended December 31, 2014 and 2013, we had, at times, funds that were uninsured.  We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of 4 years. We estimate the forfeiture rate based on our historical experience if any. See Note 7 - Stock-Based Compensation for additional information concerning our share-based compensation awards.

In addition, as required we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2014, 2013 and 2012 we incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during these periods.

Index
New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term  substantial doubt,  (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of  consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606).  Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”.   In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 - Gain on Settlement

In December 2014, we received a $23,000 cash settlement resulting from litigation with Microsoft (see Note 14 “Litigation”).  In June 2010, we received a $200,000 cash settlement from litigation with Microsoft, in which we agreed to dismiss the pending lawsuits and any damages. The 2010 settlement agreement was amended in December 2014 to settle a subsequent lawsuit with Microsoft, raising the total cash settlement with Microsoft, as amended, to $223,000.  In both the original settlement and the December 2014 amendment, we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of Accounting Standards Codification, or ASC, 605 "Revenue Recognition", and as a result, the settlement proceeds are classified as a gain on settlement in our consolidated statement of operations.

Note 4 - Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2014	2013	2012
Office furniture	$70	$70	$70
Computer equipment	157	121	115
Total	227	191	185
Less accumulated depreciation	(163)	(138)	(115)
	$64	$53	$70

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $25, $24 and $23 respectively.

Note 5 – Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2015.  We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, $56 and $56 for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014 we leased the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company.  We incurred approximately $296 in rental fees (including fees and other reimbersements) to the LLC during the year ended December 31, 2014 for such use of which $81 remains payable at December 31, 2014.  Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC.  Subsequent to the year ended December 31, 2014, on January 31, 2015 we entered into a 12 month non-exclusive lease with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement.  The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days notice.

Index
Note 6 - Stock Plan

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

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10 year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years.  At December 31, 2014 there were 1,886,217 shares available for grant under the 2013 Plan.

Note 7 - Stock-Based Compensation

The following tables summarize information about stock-options and RSUs outstanding at December 31, 2014:

Options Outstanding					Options Vested and Exercisable
Date of Option Issue	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2006	$0.24	41,516	1.22	$0.24	41,516	1.22	$0.24
2007	$4.20	1,277,574	2.56	4.20	1,277,574	2.56	4.20
2007	$5.88-6.47	563,931	2.99	5.88	563,931	2.99	5.88
2008	$1.74-6.20	129,500	3.40	5.00	129,500	3.40	5.00
2009	$1.15- 1.58	922,986	4.26	1.16	922,986	4.26	1.16
2010	$5.48-6.03	259,896	5.17	5.49	259,896	5.17	5.49
2011	$19.85-23.62	405,000	6.37	23.62	367,499	6.37	23.62
2012	$23.84 – 35.25	357,500	7.40	27.03	242,083	7.38	27.03
2013	$23.72 – 35.05	269,625	8.37	25.40	128,717	8.37	25.41
2014	$14.52-15.40	261,500	9.50	15.21	41,928	9.46	14.97
		4,489,028	4.61	$9.33	3,975,630	4.11	$7.79

Index
The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,906,998	$5.12	—	—
Options granted	367,500	26.97	—	—
Options exercised	(486,165)	3.48	—	—
Options cancelled	(12,109)	17.34	—	—
Outstanding at December 31, 2012	4,776,224	6.94	—	—
Options granted	274,625	25.37	—	—
Options exercised	(39,833)	4.27	—	—
Options cancelled	(34,167)	20.57	—	—
Outstanding at December 31, 2013	4,976,849	7.86	—	—
Options granted	261,500	15.21	—	—
Options exercised	(679,321)	0.41	—	—
Options cancelled	(70,000)	13.38	—	—
Outstanding at December 31, 2014	4,489,028	$9.33	4.61	$6,000

	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	—	—	—
RSUs granted	151,665	25.60	—
Outstanding at December 31, 2012	151,665	$25.60	$—
RSUs granted	156,415	23.72	—
RSUs vested	(55,832)	27.06	—
RSUs cancelled	(3,333)	24.75	—
Outstanding at December 31, 2013	248,915	$24.10	$—
RSUs granted	154,332	15.30	—
RSUs vested	(88,686)	24.08	—
RSUs cancelled	(4,167)	24.13	—
Outstanding at December 31, 2014	310,394	$19.74	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2014, which was $5.49, and the exercise price of the options.  For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $278, $170 and $1,691 from stock options exercised in 2014, 2013 and 2012 respectively. The total intrinsic value of options exercised was $3,575, $676 and $11,509 during the years ended December 31, 2014, 2013 and 2012, respectively. For RSUs vested, the intrinsic value is the difference between market price and the vested price on the date of vest. The total intrinsic value of the RSUs vested was zero during the year ended December 31, 2014.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Employee stock options	$5,951	$6,488	$5,171
RSUs	2,238	1,075	991
Total stock-based compensation expense	$8,189	$7,563	$6,162

Index
As of December 31, 2014, there was $8,583 of unrecognized stock-based compensation expense expected to be recognized related to unvested employee stock options and $4,814 of unrecognized stock-based compensation expense to be recognized related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 2.38 and 2.58 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected stock price volatility	88%	93%	111%
Risk-free interest rate	2.56%	2.04%	1.90%
Expected life term (in years)	6.0 years	6.10 years	6.8 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $11.26, $19.24 and $23.17 per share during the years ended December 31, 2014, 2013 and 2012, respectively.

The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”, taking the average of the vesting term and the contractual term of the option.  Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle.  We have not provided an estimate for forfeitures because we have had nominal forfeited options and RSUs and believe that all outstanding options and RSUs at December 31, 2014, will vest.  In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 8 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period.  Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding.  Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2014, 2013 and 2012 we incurred losses; therefore the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic loss per share calculations:

	Year Ended December 31,
	2014	2013	2012
Net loss	$(9,902)	$(27,608)	$(26,924)
Basic weighted average number of shares outstanding	51,570	51,188	50,934
Diluted weighted average number of shares outstanding	51,570	51,188	50,934
Basic and diluted loss per share	$(0.19)	$(0.54)	$(0.53)

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

Index
Note 10 - Warrants

Information about warrants outstanding during the twelve months ended December 31, 2014 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2013	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2013	Expiration Date

2,619,036	(1)	$3.59	159,967	—	2,500	—	157,467	March 2015
Total			159,967	—	2,500	—	157,467

(1)	Referred to as our Series I Warrants.

Note 11 - Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees.  Our matching contribution to the plan was approximately $45 in 2014, $47 in 2013 and $41 in 2012.

Note 12 - Income Taxes

The benefit (provision) for income taxes is comprised of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$(13)	$(354)	$12,154
State	(2)	(397)	428
Foreign	-	-	-
	(15)	(751)	12,582
Deferred:
Federal	-	-	(40)
State	-	-	(7)
	-	-	(47)
Total (provision) benefit for income taxes	$(15)	$(751)	$12,535

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.02)%	(1.48)%	1.07%
Valuation allowance	(41.67)%	(37.11)%	(4.41)%
Stock options	0.39%	(0.17)%	0.14%
Prior year true-up	(0.13)%	(1.32)%	1.03%
Warrants	7.92%	2.10%	(0.82)%
Other	(1.64)%	0.18%	(0.32)%
Effective income tax rate	(0.15)%	(2.80)%	31.69%

In 2014 and 2013, we had taxable losses of $10,000 and $27,000 respectively, which are available for carried forward to offset future taxable income.  We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2014 and 2013, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.  The small provision in 2014 was related to the payment of miscellaneous penalties and minimum taxes.  The 2013 tax provision of $750 was due primarily to a change in our estimate of taxable income for the 2012 period and a tax reserve for the California research & development credit utilized in the 2010 tax return.

Index
The income tax benefit for the year ended December 31, 2012 resulted from recognition of net operating losses (“NOLs”) generated during the year that could be carried back to generate refunds of taxes paid in prior years.  Generally, NOLs can be carried back to the two years preceding the loss year and then forward for twenty years following the loss year.  In 2010, we had a taxable income of $75,000, which allowed us to carry back our 2012 NOL in the amount $42,000 for tax refunds.  Due to the tax refunds derived from carrying back the 2012 NOLs, we recognized the tax benefit of $12,000 in 2012.  In addition, we made a determination to provide a full valuation allowance for its net deferred tax assets at the end of 2012 based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable it to realize its deferred tax assets.

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Deferred tax assets:
Reserves and accruals	$-	$58
State tax	1	1
Research and development credits and other credits	924	907
Net operating loss carry forward	11,190	8,249
Stock based compensation	8,452	6,600
Other	127	154
Total deferred tax assets	20,694	15,969

Valuation allowance	(20,679)	(15,955)
Deferred tax assets after valuation allowance	15	14

Deferred tax liability:
Depreciation and amortization	(15)	(14)

Total deferred tax liability	(15)	(14)

Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2014 will not be fully realizable.  Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2014.  The net change in the total valuation allowance for the 12 months ended December 31, 2014 was an increase of $4,724.  At December 31, 2014, we had federal and state net operating loss carry-forwards of approximately $31,617 and $37,993, respectively, expiring beginning in 2028 and 2017, respectively.  At December 31, 2014, we had federal research and development credit carry-forwards of approximately $924 expiring beginning in 2031.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Our capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct net operating loss carry forwards generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided contingent reserve under ASC 740-10 of $316 and $316 at December 31, 2014, and December 31, 2013, respectively. Our tax returns are subject to review by various tax authorities. The returns are subject to review those from 2008 forward.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We have accrued interest or penalties during the 12 month period ended December 31, 2014 in the amount of $79.

Index
A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Balance at the beginning of the year	$316	$128	$128
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	188	-
Settlements	-	-	-
Lapse of applicable statute of limitations	-	-	-
Balance at the end of the year	$316	$316	$128

Note 13 - Fair Value Measurement

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

Series I Warrants: Fair value measured by using a Binomial valuation model. As of December 31, 2014, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $5.49, a discount rate of 1.65%, and a volatility of 89.69%. As of December 31, 2013, the assumptions used to measure fair value of the liability embedded in our outstanding Series I Warrants included a warrant exercise price of $3.59 per share, a common share price of $19.41, a discount rate of 1.75%, and a volatility of 91.55%.

The following table shows our cash and available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents of investments available for sale as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,183	$-	$-	$1,183	$1,183	$-

Level 1:
Mutual funds	10,139	-	-	10,139	10,139	-
Corporate securities	9,405	1	(3)	9,403	1,645	7,758
U.S agency securities	20,504	2	(2)	20,504	5,691	14,813
	40,048	3	(5)	40,046	17,475	22,571
Total	$41,231	$3	$(5)	$41,229	$18,658	$22,571

Index
	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$11,699	$-	$-	$11,699	$11,699	$-

Level 1:
Mutual funds	73	-	-	73	73	-
Corporate securities	10,782	-	-	10,782	2,325	8,457
Municipal securities	2,172	-	-	2,172	665	1,507
U.S agency securities	14,287	-	(25)	14,262	4,411	9,851
	27,314	-	(25)	27,289	7,474	19,815
Total	$39,013	$-	$(25)	$38,988	$19,173	$19,815

The maturities of our marketable securities generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$320	$320
Total	$—	$—	$320	$320

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$2,564	$2,564
Total	$—	$—	$2,564	$2,564

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Beginning Balance	$2,564	$4,172	$4,699
(Gain) losses included in net losses	(2,237)	(1,608)	927
Settlements	(7)	—	(1,454)
Ending Balance	$320	$2,564	$4,172

Index
Note 14 - Litigation

We have three intellectual property infringement lawsuits pending against Apple, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that these parties infringe on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. et al., v. Microsoft Corporation (Case 6:13-CV-00351-LED)
On April 22, 2013, we initiated a lawsuit by filing a complaint against Microsoft Corporation in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Microsoft has infringed U.S. Patent Nos. 6,502,135, 7,188,180, 7,418,504, 7,490,151, 7,921,211, and 7,987,274. We seek an unspecified amount of damages and injunctive relief. A hearing on claims construction and multiple motions by both parties was held on September 4, 2014. On September 10, 2014, the court issued an order granting in part and denying-in-part our sealed motion to compel interrogatory responses, denying Microsoft’s sealed motion to enter order focusing patent claims and prior art, denying Microsoft’s sealed motion to compel, denying Microsoft’s sealed motion to stay the case and granting our request for leave to file a Motion for Partial Summary Judgment. On December 17, 2014, we entered into an Amended Settlement and License Agreement with Microsoft Corporation. The agreement amends and restates certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX, Inc. and Microsoft Corporation. As a result of the agreement, both parties have settled their pending patent disputes including the patent infringement case brought by us against Microsoft before the U.S. District Court for the Eastern District of Texas and jointly move to terminate the pending Inter Partes Review (IPR) proceedings between Microsoft and VirnetX as to Microsoft.

Under the terms of the amended agreement, Microsoft paid us $23 million to settle the patent dispute and expand Microsoft’s license.  Under the amended agreement, Microsoft received a worldwide, irrevocable, nonexclusive, non-sublicensable, royalty-free, fully paid-up license to all our patents.

VirnetX Inc. v. Cisco Systems, Inc. et al (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Subsequently, on February 4, 2011, we amended our original complaint, filed on August 11, 2010, against Aastra, Apple, Cisco and NEC, to assert U.S. Patent No. 7,418,504 against Apple and Aastra. On April 5, 2011, we further amended our complaint to include Apple’s iPad 2 in the list of Apple products that are accused of infringing our patents and to assert our newly-issued patent, U.S. Patent No. 7,921,211 against all of the defendants in that lawsuit. A claim construction hearing was held on January 5, 2012 and the court issued a Markman ruling on April 25, 2012. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and just try the case against Apple on the scheduled trial date. The jury trial against Cisco was held on March 4, 2013. The jury against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents was denied and the case against Cisco was closed.

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

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On October 16, 2013 Apple filed its opening appeal brief to the USCAFC. Our response to the opening brief was filed on December 2, 2013, and on December 19, 2013, Apple filed its final response to complete the briefing of the court. A hearing was held on March 3, 2014 at the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. In our petition, we have asked the court to rehear its decision with respect to damages and affirm the district court’s damages award against Apple in full because the Federal Circuit’s decision is contrary to the patent statute and Supreme Court precedent. We are also asking the Federal Circuit to reinstate the jury’s award that Apple infringed the ’504 and ’211 patents on the basis that the district court correctly construed the claim term “secure communication link”. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit's September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. We are currently awaiting a scheduling order from the court.

Index
VirnetX, Inc. v. Apple, Inc. (Case 6:13-CV-00211-LED)
The Court ordered the parties to mediate over an ongoing license in the following 45 days for Apple’s future infringing use not covered by the Court’s Order, and ordered us to file an appropriate motion with the court if the parties fail to agree to a license. On March 28, 2013, Apple filed a motion to alter or amend the judgment entered by the Court. The mediation was held on April 9, 2013 and the parties did not come to an agreement on an ongoing royalty rate for infringing Apple products. We filed our opposition to this motion on April 10, 2013. As ordered by the Court, we filed a sealed motion with the Court on April 16, 2013, requesting the Court’s assistance in deciding an appropriate royalty rate for all infringing products shipped by Apple that are “not more than colorably different” with regards to the accused functionality. On August 1, 2013, a hearing was held in the United States District Court for the Eastern District of Texas, Tyler Division on our motion for an ongoing royalty. On March 6, 2014, the court issued a public version of the order previously issued under seal on March 3, 2014, awarding us an on-going royalty of 0.98% on adjudicated products and products “not colorably” different from those adjudicated at trial that incorporate any of the FaceTime or VPN on Demand features found to infringe at trial. On March 27, 2014, Apple filed its notice of appeal to the United States Court of Appeals for the Federal Circuit. On March 28, 2014 Apple also filed a motion for Entry of Final Judgment by Apple Inc. with the United States District Court for the Eastern District of Texas, Tyler Division.  The Court had stayed the proceedings in this matter while the Court’s ruling in the Case 6:10-CV-00417-LED was pending. With the denial of the rehearing request by USCAFC on December 16, 2014, this case has also been remanded back to the Eastern District of Texas, Tyler Division, for further processing with the Case 6:10-CV-00417-LED. We are currently awaiting a scheduling order from the court.

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

Note 15 - Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(in thousands except per share)
2014
Revenue	$250	$268	$292	$439
Gain on settlement	—	—	—	23,000
Income (loss) from operations	(6,953)	(6,171)	(6,250)	6,870
Net Income/ (loss)	(6,087)	(6,670)	(4,468)	7,325
Basic earnings (loss) per common share	$(0.12)	$(0.13)	$(0.09)	$0.14
Diluted earnings (loss) per common share	$(0.12)	$(0.13)	$(0.09)	$0.14

	First	Second	Third	Fourth
	(in thousands except per share)
2013
Revenue	$293	$6	$1,612	$286
Loss from operations	(9,529)	(6,578)	(5,133)	(7,347)
Net loss	(7,891)	(7,029)	(5,134)	(7,554)
Basic and diluted loss per common share	$(0.15)	$(0.14)	$(0.10)	$(0.15)

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited the internal control over financial reporting of VirnetX Holding Corporation (the “Company”) as of December 31, 2014, based on criteria established in   Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in   Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated March 2, 2015, expressed an unqualified opinion on those financial statements.

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 2, 2015

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2014.

The purpose of this evaluation was to determine whether as of December 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15 (f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in   Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. There were no changes in our internal control over financial reporting during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2014; their report is included elsewhere herein.

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

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Board of Directors,” “Nominee and Continuing Directors,” “Executive Officers,” “Composition of the Board of Directors,” “Board Meetings and Committees and Annual Meeting Attendance,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Compensation Committee Matters,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” and “Option Exercises in Fiscal Year 2014.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the section “Voting Securities and Principal Holders.”

Securities Authorized for Issuance Under the Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders.  The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2023.  As of December 31, 2014, there were 1,886,217 shares available to be granted under the Plan. We had 4,489,028 and 4,976,849 options outstanding at December 31, 2014, and December 31, 2013, respectively, with an average exercise price of $9.33 and $7.86, respectively. We had 317,894 and 248,915 restricted stock units outstanding at December 31, 2014 and December 31, 2013 respectively with a weighted average grant price of $19.74 and $24.10 respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	4,964,389	$9.81	1,886,217
Equity compensation plans not approved by security holders	—		—
Total	4,964,389	$9.81	1,886,217

On May 22, 2014 the Compensation Committee granted 55,000 options and 16,666 RSUs to the Board of Directors of VirnetX Inc. On July 8, 2014 the Compensation Committee granted 206,500 options and 137,666 RSUs to the employees of VirnetX, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Transactions with Related Persons” and “Composition of Board of Directors.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under “Principal Accountant Fees & Services.”

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

Dated: March 2, 2015

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 2, 2015
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 2, 2015
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer )

/s/ Robert D. Short III	Director	March 2, 2015
Robert D. Short III

/s/ Gary Feiner	Director	March 2, 2015
Gary Feiner

/s/ Michael F. Angelo	Director	March 2, 2015
Michael F. Angelo

/s/ Thomas M. O'Brien	Director	March 2, 2015
Thomas M. O'Brien

Index
EXHIBIT INDEX

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	By-Laws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, Thomas M. O'Brien and Richard Nance.	8-K	10.3	07/12/2007	000-26895
10.2*	2007 Stock Plan, as amended on April 13, 2012.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan.	DEF 14A	Appendix A	04/12/2013	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.13	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008.	8-K	10.2	03/18/2008	001-33852
10.19	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008.	8-K	10.3	03/18/2008	001-33852

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit No.	Filing Date	File No.
10.20**	Engagement Letter dated June 8, 2009, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	08/10/2009	001-33852
10.21**	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	05/07/2010	001-33852
10.22**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	000-33852
10.23***	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.
10.24*	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.	10-Q	10.4	05/10/2012	001-33852
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan.
**Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this Exhibit.

***Portions of this Exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

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