Form 10-Q
period 2015-03-31
VirnetX Holding Corp
filed 2015-05-11
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 6, 2015, was 52,116,862.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2015	As of December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,290	$18,658
Investments available for sale	21,410	22,571
Prepaid expenses - current	957	653
Total current assets	35,657	41,882
Prepaid expenses – non-current	3,048	3,144
Property and equipment, net	62	64
Total assets	$38,767	$45,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,306	$3,554
Royalty payable	6,100	6,100
Related-party payable	—	81
Income tax liability	395	408
Deferred revenue, current portion	1,500	1,500
Derivative liability	—	320
Total current liabilities	9,301	11,963

Deferred revenue, non-current portion	125	500
Total liabilities	9,426	12,463

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at March 31, 2015 and December 31, 2014, Issued and outstanding: 0 shares at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2015 and December 31, 2014, Issued and outstanding: 52,116,862 shares and 51,996,701 shares, at March 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	135,632	133,072
Accumulated deficit	(106,289)	(100,435)
Accumulated other comprehensive loss	(7)	(15)
Total stockholders' equity	29,341	32,627
Total liabilities and stockholders' equity	$38,767	$45,090

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$375	$250
Operating expense:
Research and development	392	347
Selling, general and administrative	5,742	6,856
Total operating expense	6,134	7,203
Loss from operations	(5,759)	(6,953)
Gain (loss) on change in value of derivative liability	(117)	838
Interest income, net	23	30
Loss before taxes	(5,853)	(6,085)
Provision for income taxes	(2)	(2)
Net loss	$(5,855)	$(6,087)
Basic and diluted loss per share	$(0.11)	$(0.12)
Weighted average shares outstanding basic and diluted	52,027	51,253

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(5,855)	$(6,087)
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on investments, net of tax	8	(11)
Total other comprehensive gain (loss), net of tax	8	(11)
Comprehensive loss	$(5,847)	$(6,098)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(5,855)	$(6,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	5
Stock-based compensation	1,692	1,828
Change in value of derivative liability	117	(838)
Changes in assets and liabilities:
Prepaid expenses	(208)	(4,024)
Accounts payable and accrued liabilities	(2,248)	1,263
Income tax liability	(13)	—
Related party payable	(81)	—
Deferred revenue	(375)	(250)
Net cash used in operating activities	(6,964)	(8,103)
Cash flows from investing activities:
Purchase of property and equipment	(4)	—
Purchase of investments	(2,932)	(3,383)
Proceeds from sale or maturity of investments	4,101	5,701
Net cash provided by investing activities	1,165	2,318
Cash flows from financing activities:
Proceeds from exercise of options	—	68
Proceeds from exercise of warrants	431	—
Net cash provided by financing activities	431	68
Net decrease in cash and cash equivalents	(5,368)	(5,717)
Cash and cash equivalents, beginning of period	18,658	19,173
Cash and cash equivalents, end of period	$13,290	$13,456

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our products have undergone internal testing with employees, contractors, shareholders and private beta testers and are now in public beta at over 80 small and medium businesses. General public release of these products is expected in the first-half of 2015 upon successful conclusion of our ongoing public beta program.

We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

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

Note 2 —  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2015, the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2015, our results of operations for the three months ended March 31, 2015 and 2014, and our cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years totaling $10,000 ("August 2013 Contract Settlement"). From the inception of that license to March 31, 2015, we received cash totaling $5,000, all of which is non-refundable, and in accordance with our revenue recognition policy, we will not recognize any of the $5,000 balance due until collected. We recognized $375 and $250 of revenue related to the August 2013 Contract Settlement during the three months ended March 31, 2015 and 2014 respectively.

Activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2014	$2,000
Less: Amount amortized as revenue	375
Deferred Revenue, March 31, 2015	$1,625

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the three months ended March 31, 2015 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Index
Derivative Instruments

Our Series I Warrants were required to be accounted for as derivative liabilities and carried at fair value on our Condensed Consolidated Balance Sheets as a result of an anti-dilution provision which precluded them from being considered indexed to our stock. The warrant liabilities were marked-to-market each period and the change in the fair value was recorded as gain or loss on derivative liability in the accompanying Condensed Consolidated Statements of Operations. All remaining unexercised Series 1 Warrants expired during the three months ended March 31, 2015.

Prepaid Expenses
Prepaid expenses at March 31, 2015 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. Beginning March 2014, the prepayment totaling $4,000 is being amortized over the 10 year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses-non-current on the consolidated balance sheet.

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

Our financial instruments are stated at amounts that equal, or approximate, fair value.  When we estimate fair value, we utilize market data or assumptions that we believe market participants would use in pricing the financial instrument, including assumptions about risk and inputs to the valuation technique.  We use valuation techniques, primarily the income and market approach, which maximizes the use of observable inputs and minimize the use of unobservable inputs for recurring fair value measurements.

Mutual Funds: Valued at the quoted net asset value of shares held.

Corporate, Municipal and U.S. Agency Securities:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for December 31, 2014 included a warrant exercise price of $3.59 per share, a common share price of $5.49 discount rate of 1.65%, and a volatility of 89.6%.

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$4,524	$-	$-	$4,524	$4,524	$-

Level 1:
Mutual funds	974	-	-	974	974	-
Corporate securities	11,142	1	-	11,143	4,929	6,214
Municipal securities	256	-	-	256	-	256
U.S agency securities	17,798	6	(1)	17,803	2,863	14,940
	30,170	7	(1)	30,176	8,766	21,410
Total	$34,694	$7	$(1)	$34,700	$13,290	$21,410

Index
	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,183	$-	$-	$1,183	$1,183	$-

Level 1:
Mutual funds	10,139	-	-	10,139	10,139	-
Corporate securities	9,405	1	(3)	9,403	1,645	7,758
U.S agency securities	20,504	2	(2)	20,504	5,691	14,813
	40,048	3	(5)	40,046	17,475	22,571
Total	$41,231	$3	$(5)	$41,229	$18,658	$22,571

The following table sets forth by level within the fair value hierarchy, our liabilities stated at fair value as of December 31, 2014.

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$320	320
Total	$—	$—	$320	320

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2014	$320	Balance December 31, 2013	$2,564
Loss on derivative liability included in net loss	117	Gain on derivative liability included in net loss	(838)
Settlements	(333)	Settlements	—
Expiration of warrants	(104)	Expiration of warrants	—
Balance March 31, 2015	$—	Balance March 31, 2014	$1,726

Index
New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments.” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

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

Note 3 — Income Taxes

Our income tax expense was $2 for the three months ended March 31, 2015 and 2014. As a result of net operating losses during the periods the provisions reflect only minimum tax payments.  We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2015. The valuation allowance carried against our net deferred tax assets was approximately $23,000 and $21,000 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, we have federal and state net operating loss carry-forwards of approximately $36,000 and $38,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2015, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Index
Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2015 for $5 per month. We recognize rent expense on a straight-line basis over the term of the lease.

On January 31, 2015 we entered into a 12 month non-exclusive lease for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $82 in rental fees (including fees and other reimbursements) to the LLC during the three months ended March 31, 2015. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The lease for use of the plane calls for a rental- rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with a 30 day notice.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2024. As of March 31, 2015, 1,861,217 shares remained available for grant under the Plan. During the three months ending March 31, 2015 there were 25,000 options granted to employees and no RSUs granted.

Stock-based compensation expense included in general and administrative expense was $1,692 and $1,828 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the unrecognized stock-based and RSUs compensation expense related to non-vested stock options and RSUs was $8,101 and $3,720, respectively, which will be amortized over an estimated weighted average period of approximately 2.37 and 2.34 years, respectively.

Note 6 — Warrants

During the three months ended March 31, 2015 our remaining outstanding Series 1 Warrants were exercised or expired.  Information about warrants outstanding during the three months ended March 31, 2015 follows:

Original Number of Warrants Issued		Exercise Price per Common Share	Exercisable at December 31, 2014	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2015	Expiration Date
2,619,036	(1)	$3.59	157,467	—	120,161	37,306	—	March 2015
Total			157,467	—	120,161	37,306	—

(1)	Referred to as our Series I Warrants.

Index
Note 7 — Litigation

We have one intellectual property infringement lawsuit pending against Apple, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that this party infringes on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case
On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The court reset the jury trial date to January 25, 2016 with jury selection scheduled to start on January 18, 2016. All future updates will be provided under this case.

VirnetX Inc. v. Cisco Systems, Inc. et al. (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and try only the case against Apple on the scheduled trial date. The jury trial of our case against Cisco was held on March 4, 2013. The jury in our case against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents were denied and the case against Cisco was closed.

The jury trial of our case against Apple was held on October 31, 2012. On November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit's September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple's motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. All the issues at hand in Case 6:13-CV-00211-LED will now be addressed as a part of VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) - Consolidated Lead Case. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case is scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

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

Note 8 — Subsequent Events

On May 8, 2015 we entered into a Patent Licensing Representative Agreement with IPValue Management, Inc. ("IPValue"). Under the terms of the Agreement, IPValue will assist us in commercializing our portfolio of certain patents on securing real-time communications over the Internet. IPValue will originate and assist us with negotiating potential patent licensing transactions in return for a commission to be paid out of any revenues received by us from such potential licensing transactions. The Agreement contains other terms and conditions normal in such transactions.

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our products have undergone extensive testing with employees, contractors, shareholders and private beta testers and are now in public beta at over 80 small and medium businesses. general public release of these products is expected in the first-half of 2015 upon successful conclusion of our ongoing public beta program.

Index
We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”   The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term   substantial doubt,   (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of  consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments.” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

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

Index
Results of Operation

Three Months Ended March 31, 2015
Compared with Three Months Ended March 31, 2014
(in thousands, except per share amounts)

Revenue

For the three months ended March 31, 2015 and 2014 we recognized revenue of $375 and $250, respectively from non-refundable up-front fees earned during the period. In August 2013 we began receiving annual payments on a contract with a total value over 4 years of $10,000. From its inception through March 31, 2015 we received total payments of $5,000 under this license. Revenues from these fees are deferred and recognized as revenue as earned in accordance with our revenue recognition policy, but not in advance of collection.

Research and Development Expenses

Our research and development expenses increased by $45 to $392 for the three months ended March 31, 2015, from $347 for the three months ended March 31, 2014. This increase was primarily due to increase in wages and medical costs for our employees.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1,114 to $5,742 for the three months ended March 31, 2015, from $6,856 for the three months ended March 31, 2014. The decrease is primarily due to a decrease in legal fees of $949 associated with the current patent infringement actions.

Other Income and Expenses

For the three months ended March 31, 2015, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $117, which compares to a non-cash gain of $838 for the three months ended March 31, 2014. The balance of the liability for the Series I Warrants decreased to zero at March 31, 2015, from $320 at December 31, 2014. The gain (loss) from the revaluations of the warrant liability in the three months ended March 31, 2015 and 2014 were primarily the result of a decrease in our common share price during the periods, as well as the expiration of the balance of outstanding warrants at March 31, 2015.

Interest income decreased by $7 to $23 for the three months ended March 31, 2015, from $30 for the comparable 2014 period.

Liquidity and Capital Resources

As of March 31, 2015, our cash and cash equivalents totaled approximately $13,290 and our short-term investments totaled approximately $21,410, compared to cash equivalents of approximately $18,658 and short-term investments of approximately $22,571 at December 31, 2014. Working capital was $26,356 at March 31, 2015 and $29,919 at December 31, 2014. The decrease in cash and investments during the three months ended March 31, 2015 was primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2015 will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index
Income Taxes

Our income tax expense was $2 for the three months ended March 31, 2015 and 2014. As a result of net operating losses during the periods the provisions reflect only minimum tax payments. We have valuation allowances covering our deferred tax assets including net operating loss carry-forwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2015. The valuation allowance carried against our net deferred tax assets was approximately $23,000 and $21,000 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, we have federal and state net operating loss carry-forwards of approximately $36,000 and $38,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2015, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of March 31, 2015.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2015.

The purpose of this evaluation was to determine whether as of March 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have one intellectual property infringement lawsuit pending against Apple, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that this party infringes on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case
On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The court reset the jury trial date to January 25, 2016 with jury selection scheduled to start on January 18, 2016. All future updates will be provided under this case.

VirnetX Inc. v. Cisco Systems, Inc. et al (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)
On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra, Apple, Cisco, and NEC in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and try only the case against Apple on the scheduled trial date. The jury trial of our case against Cisco was held on March 4, 2013. The jury in our case against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents were denied and the case against Cisco was closed.

The jury trial of our case against Apple was held on October 31, 2012. On November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple Corporation for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit's September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple's motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. All the issues at hand in case 6:13-CV-00211-LED will now be addressed as a part of VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) - Consolidated Lead Case. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case is scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under  VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

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

Index
ITEM 1A — RISK FACTORS

You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q, as well as our Annual Form 10-K filed March 2, 2015 before making any investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in our shares.

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

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues.  We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.  Factors that may affect our ability to execute our current business strategy including, but are not limited to:

●
Although we have to date entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships, or if we are successful in entering into such relationships, the acquisition of them may be expensive, and they, as well as our existing settlement and license agreements may not generate the financial results we expect;

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2015, we had outstanding options to purchase an aggregate of 4,514,028 shares of common stock representing 8.7% of our total shares outstanding as of March 31, 2015, of which 4,054,812 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Index
Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between April 1, 2014, and March 31, 2015, the reported last sale price on NYSE MKT for our common stock ranged between $4.09 and $17.98 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss $26.9 million for the year ended December 31, 2012, a net loss of $27.6 million for the year ended December 31, 2013 and a net loss of $9.9 million for the year ended December 31, 2014 and a net loss $5.9 million for the quarter ended March 31, 2015 with an accumulated deficit of $106.3 million. The following include some of the factors that may cause our operating results to fluctuate:

●	the outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof;

●	the amount and timing of receipt of license fees from potential infringers, licensees or customers;

●	the rate of adoption of our patented technologies;

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

As of March 31, 2015, our executive officers and directors beneficially owned approximately 18% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 11%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

ITEM 5 — OTHER INFORMATION.

On May 8, 2015, VirnetX, Inc., a wholly owned subsidiary of VirnetX Holding Corporation, entered into a Patent Licensing Representative Agreement with IPValue Management, Inc. ("IPValue"). Under the terms of the agreement, IPValue will assist VirnetX in commercializing its portfolio of certain patents on securing real-time communications over the Internet. Pursuant to the agreement, IPValue will originate and assist VirnetX with negotiating patent licensing transactions with mutually-agreed third parties, in return for a commission to be paid out of the revenues received by VirnetX from such licensing transactions. The commission amounts to be paid by VirnetX shall be based on certain formulae described in the agreement. The agreement further provides VirnetX the right to ask IPValue at any time to stop its activities with respect to any of the previously-agreed third parties by issuing a stop-notice, provided that VirnetX pays IPValue a certain stop-notice fee with respect to such third party. The stop-notice fees are also calculated in accordance with certain formulae described in the agreement. Any termination of the agreement by VirnetX without cause may be treated as a stop-notice with respect to all such previously-agreed third parties, entitling IPValue to stop-notice fees with respect to all such third parties. The agreement has a base term of three years, with the option to be renewed annually. The foregoing description is a summary and is qualified in its entirety by reference to the Patent Licensing Representative Agreement, a copy of which is attached as Exhibit 10.1, and incorporated herein by reference.

Index
ITEM 6 — EXHIBITS.

Exhibit Number	Description
10.1	Patent Licensing Representative Agreement, dated May 8, 2015, by and between VirnetX, Inc. and IPValue Management, Inc.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files

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

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 11, 2015

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1	Patent Licensing Representative Agreement, dated May 8, 2015, by and between VirnetX, Inc. and IPValue Management, Inc.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files

*
This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.