Form 10-Q
period 2015-06-30
VirnetX Holding Corp
filed 2015-08-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2015, was 52,363,585.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,044	$18,658
Investments available for sale	15,038	22,571
Prepaid expenses and other current assets	954	653
Total current assets	29,036	41,882
Prepaid expenses – non-current	2,951	3,144
Property and equipment, net	55	64
Total assets	$32,042	$45,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$751	$3,554
Royalty payable	7,989	6,100
Related-party payable	—	81
Income tax liability	395	408
Deferred revenue, current portion	1,250	1,500
Derivative liability	—	320
Total current liabilities	10,385	11,963

Deferred revenue, non-current portion	—	500
Total liabilities	10,385	12,463

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at June 30, 2015 and December 31, 2014, Issued and outstanding: 0 shares at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at June 30, 2015 and December 31, 2014, Issued and outstanding: 52,189,380 shares and 51,996,701 shares, at June 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	137,499	133,072
Accumulated deficit	(115,836)	(100,435)
Accumulated other comprehensive loss	(11)	(15)
Total stockholders' equity	21,657	32,627
Total liabilities and stockholders' equity	$32,042	$45,090

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$400	$268	$775	$518
Operating expense:
Royalty expense	4,236	—	4,236	—
Research and development	417	345	809	692
Selling, general and administrative	5,314	6,094	11,057	12,951
Total operating expense	9,967	6,439	16,102	13,643
Loss from operations	(9,567)	(6,171)	(15,327)	(13,125)
Gain (loss) on change in value of derivative liability	—	(530)	(117)	309
Interest income, net	21	31	45	60
Loss before taxes	(9,546)	(6,670)	(15,399)	(12,756)
Income tax expense	—	—	(2)	(2)
Net loss	$(9,546)	$(6,670)	$(15,401)	$(12,758)
Basic and diluted loss per share	$(0.18)	$(0.13)	$(0.30)	$(0.25)
Weighted average shares outstanding basic and diluted	52,160	51,533	52,093	51,394

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(9,546)	$(6,670)	$(15,401)	$(12,758)
Other comprehensive income (loss):
Change in equity adjustment from foreign currency translation, net of tax	(3)	—	(3)	—
Change in unrealized gain (loss) on investments, net of tax	—	(9)	7	(20)
Total other comprehensive income gain (loss)	(3)	(9)	4	(20)
Comprehensive loss	$(9,549)	$(6,679)	$(15,397)	$(12,778)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(15,401)	$(12,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	12
Amortization of warrant issuance costs	30	—
Stock-based compensation	3,437	3,731
Change in value of derivative liability	117	(309)
Changes in assets and liabilities:
Prepaid expenses and other assets	(17)	(3,869)
Income tax liability	(13)	—
Accounts payable and accrued liabilities	(2,803)	400
Related-party payable	(81)	—
Royalty payable	1,889	—
Deferred revenue	(750)	(500)
Net cash used in operating activities	(13,579)	(13,293)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(6)
Purchase of investments	(4,921)	(6,587)
Proceeds from sale or maturity of investments	12,459	9,464
Net cash provided by investing activities	7,534	2,871
Cash flows from financing activities:
Proceeds from warrant exercise	431	—
Proceeds from exercise of stock options	—	68
Net cash provided by financing activities	431	68
Net decrease in cash and cash equivalents	(5,614)	(10,354)
Cash and cash equivalents, beginning of period	18,658	19,173
Cash and cash equivalents, end of period	$13,044	$8,819
Non-cash transactions
Fair value of warrants issued for services	$121	-

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own approximately 47 U.S. and 65 foreign patents with over 75 pending applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home.

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is now available for download and free trial, for Windows, Mac OS X, and Android platforms, at http://www.gabrielsecure.com/. We intend to release our products on iOS platforms in the later part of 2015.

We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We have engaged IPVALUE Management Inc. to assist us in commercializing our portfolio of patents on securing real-time communications over the Internet. Under the multi-year agreement, IPVALUE will originate and assist us with negotiating transactions related to patent licensing worldwide with respect to certain third parties.

Index
Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio with currently, approximately 47 U.S. and 65 foreign patents with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the three and six months ended June 30, 2015 and 2014.

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we seek to grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s (SEC) requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and six month periods ended June 30, 2015 and 2014; (ii) the condensed consolidated statements of comprehensive loss for the three and six month periods ended June 30, 2015 and 2014; (iii) the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014; and (iv) the condensed consolidated statements of cash flows for the six month periods ended June 30, 2015 and 2014. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated balance sheet, included in this report, as of December 31, 2014 was derived from our 2014 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Patent License Agreements: As of June 30, 2015, we have entered into six patent license agreements. Upon signing a patent license agreement, including licenses entered into upon settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

Index
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

Deferred revenue

In August 2013 we began receiving annual payments on a contract with a total value over 5 years of $10,000 (“August 2013 Contract Settlement”). From the inception of that license to June 30, 2015 we received cash totaling $5,000, all of which is non-refundable.  We recognized $750 and $500 of revenue related to these payments in the six-month periods ended June 30, 2015 and June 30, 2014, respectively. Activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2014	$2,000
Less: Amount amortized as revenue	750
Deferred Revenue, June 30, 2015	$1,250

Royalties Payable

For the period ended June 30, 2015 we had $7,989 in royalties payable due to Leidos in accordance with our royalty agreement with them.  Subsequent to the quarter ended June 30, 2015 we paid the amount in full.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the six months ended June 30, 2015 and 2014 we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Index
Derivative Instruments

Our Series I Warrants were required to be accounted for as derivative liabilities and carried at fair value on our Condensed Consolidated Balance Sheets as a result of an anti-dilution provision which preclude them from being considered indexed to our stock.  The warrant liabilities were marked-to-market each period and the change in the fair value was recorded as gain or loss on derivative liability in the accompanying Condensed Consolidated Statements of Operations. All remaining unexercised Series I Warrants expired during the three months ended March 31, 2015.

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

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for December 31, 2014, were a warrant exercise price of $3.59 per share, a common share price of $5.49, a discount rate of 1.65%, and a volatility of 89.6%.

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,699	$-	$-	$3,699	$3,699	$-

Level 1:
Mutual funds	7,937	-	-	7,937	7,937	-
Corporate securities	2,482	-	-	2,482	-	2,482
Municipal securities	1,664	-	-	1,664	1,408	256
U.S agency securities	12,295	5	-	12,300	-	12,300
	24,378	5	-	24,383	9,345	15,038
Total	$28,077	$5	$-	$28,082	$13,044	$15,038

Index
	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,183	$-	$-	$1,183	$1,183	$-

Level 1:
Mutual funds	10,139	-	-	10,139	10,139	-
Corporate securities	9,405	1	(3)	9,403	1,645	7,758
U.S agency securities	20,504	2	(2)	20,504	5,691	14,813
	40,048	3	(5)	40,046	17,475	22,571
Total	$41,231	$3	$(5)	$41,229	$18,658	$22,571

The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of December 31, 2014.

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$320	320
Total	$—	$—	$320	320

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2014	$320	Balance December 31, 2013	$2,564
Loss on derivative liability included in net loss	117	Gain on derivative liability included in net loss	(309)
Settlements	(333)	Settlements	—
Expiration of warrants	(104)	Expiration of warrants	—
Balance June 30, 2015	$—	Balance June 30, 2014	$2,255

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

Index
In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606).  Topic 606 supersedes the revenue recognition requirements in Topic 605“Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”.   In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 - Income Taxes

We had no income tax expense for the three months ended June 30, 2015.  The income tax expense for the six months ended June 30, 2015 was $2, related to minimum tax payments.  During the three and six month periods ended June 30, 2015, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $3,359 and $5,569 for the three and six months ended June 30, 2015, respectively.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2015. The valuation allowance provided against our net deferred tax assets was approximately $26,000 and $20,000 at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, we have federal and state net operating loss carry-forwards of approximately $43,000 and $38,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2015, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2015 for $5 per month. We recognize rent expense on a straight-line basis over the term of the lease.

On January 31, 2015 we entered into a 12 month non-exclusive lease for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $303 in rental fees (including fees and other reimbursements) to the LLC during the six months ended June 30, 2015. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The lease for use of the plane calls for a rental-rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with a 30 day notice.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan"), which has been approved by our stockholders.  The Plan provides for grants of 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2023.  As of June 30, 2015, 1,469,552 shares remained available for grant under the Plan.

During the three months ended June 30, 2015, we granted options totaling 269,000 shares with a weighted average grant date fair value of $4.15. During the three months ended June 30, 2014, we granted options for a total of 55,000 shares with a weighted average grant date fair value of $10.34.

During the six months ended June 30, 2015, we granted options for a total of 294,000 shares with a weighted average grant date fair value of $4.19. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2015 (i) dividend yield on our common stock of 0 percent, expected stock price volatility average of 86 percent (iii) a risk-free interest rate average of 2.21 percent and expected option term average of 6 years.

Index
During the six months ended June 30, 2014, we granted options for a total of 55,000 shares. The weighted average fair values at the grant dates for options issued during the six months ended June 30, 2014 was $10.34 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2014 (i) dividend yield on our common stock of 0 percent, expected stock price volatility of 87 percent (iii) a risk-free interest rate of 2.56 percent an expected option term of 5.5 years.

During the three months ended June 30, 2015 and 2014, we granted 162,665 and 16,666 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the three months ended June 30, 2015 and 2014 were $5.57 and $14.52 per RSU, respectively.  There were no additional RSUs granted during the six months ended June 30, 2015 or 2014.  RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,745 and $3,437 for the three and six months ended June 30, 2015, respectively and $1,903 and $3,731 for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $8,182 and $3,917, respectively, which will be amortized over an estimated weighted average period of approximately 2.76 and 2.84 years, respectively.

During the six month period ended June 30, 2015 we issued 72,518 new shares of common stock as a result of RSUs which vested and were paid out while no stock options were exercised during the period.

Note 6 — Warrants

During the quarter ended June 30, 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020.  The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Condensed Consolidated Statements of Operations.

The fair value of the Advisor Warrants at the issuance date of $121 was estimated utilizing the Black-Scholes valuation model with the following assumptions: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 87.5 percent, (iii) a risk-free interest rate of 1.33 percent, and (iv) an expected warrant term of 5 years.

Information about warrants outstanding during the six months ended June 30, 2015 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2014	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2015	Expiration Date
2,619,036 (1)	$3.59	157,467	—	120,161	37,306	—	March 2015
25,000 (2)	$7.00	—	25,000	—	—	25,000	April 2020

(1)	Referred to as Series 1 Warrants
(2)	Referred to as Advisor Warrants

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

Our portfolio of intellectual property is the foundation of our business model.  We currently own approximately 47 U.S. and 65 foreign patents with over 75 pending applications.  Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home.

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is now available for download and free trial, for Windows, Mac OS X, and Android platforms, at http://www.gabrielsecure.com/. We intend to release our products on iOS platforms in the later part of 2015.

Index
We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We have engaged IPVALUE Management Inc. to assist us in commercializing our portfolio of patents on securing real-time communications over the Internet. Under the multi-year agreement, IPVALUE will originate and assist us with negotiating transactions related to patent licensing worldwide with respect to certain third parties.

Our employees include the core development team behind our patent portfolio, technology and software.  This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio with currently approximately 47 U.S. and 65 foreign patents with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years discussed below.

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we seek to grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt,(2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606).  Topic 606 supersedes the revenue recognition requirements in Topic 605“Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”.   In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Index
Results of Operation

Three and Six Months Ended June 30, 2015
Compared with Three and Six Months Ended June 30, 2014
(in thousands, except per share amounts)

Revenue

We had revenues of $400 and $775 for the three and six months ended June 30, 2015, respectively, and $268 and $518 of revenues for the three and six months ended June 30, 2014, respectively.

For the three and six months ended June 30, 2015 we recognized revenue of $375 and $750, respectively from non-refundable up-front fees earned during the period (“August 2013 Contract Settlement”). In August 2013 we began receiving annual payments on that contract with a total value over 5 years of $10,000. From its inception through June 30, 2015 we received payments of $5,000 under this license. Revenues from these fees are deferred and recognized as revenue when earned over a 12 month period, but not in advance of collection.

For the three and six months ended June 30, 2014 we recognized revenue of $250 and $500, respectively, from the August 2013 Contract Settlement. In August 2013 we began receiving annual payments on this contract with a total value over 5 years of $10,000. From its inception through June 30, 2014 we received a total payment of $2,500 under this license. Revenues from these fees are deferred and recognized as revenue when earned over a 12 month period, but not in advance of collection.

Royalties Expense

Royalty expense for the three and six months ended June 30, 2015 was $4,236 and zero for the three and six months ended June 30, 2014. The increase was primarily due to revenue share and legal reimbursements to Leidos per our royalty agreement with them. The legal reimbursement related to attorney time and expenses expended by Leidos during discovery and other aspects of  litigation matters that have been resolved.

Research and Development Expenses

Research and development expenses were $417 and $345 for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $72 due primarily to an increase in stock-based compensation expense for the three months ended June 30, 2015. Research and development expenses were $809 and $692 for the six months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended June 30, 2015 compared to June 30, 2014 decreased by $780 to $5,314.  The change is primarily due to a decrease of $942 in legal fees associated with our patent infringement actions (see “Legal Proceedings”) and an increase in stock-based compensation expense and related payroll taxes.  For the six months ended June 30, 2015 our selling, general and administrative expenses decreased by $1,894 to $11,057 compared to the six months ended June 30, 2014.  The change was primarily due to a $1,891 decrease in legal fees associated with our patent infringement actions and an increase in stock-based compensation expense.  The increase in stock-based compensation is associated with continued amortization on stock-based awards to employees.  We expect to incur the same levels or increased levels of legal fees over the next two quarters as we enter the final phases in these infringement actions and expect to report losses from operations as a result. See “Legal Proceedings” for additional information regarding these infringement actions. Management believes our legal expenses will decrease materially after our current court schedule is complete.

Other Income and Expenses

For the three months ended June 30, 2014, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $530, there was no gain or loss during the comparable period in 2015 as these warrants expired or were settled during the first quarter of 2015. For the six months ended June 30, 2015, the non-cash loss was $117 as compared to the non-cash gain of $309 for the six months ended June 30, 2014.  The loss from the revaluations of the warrant liability in the six months ended June 30, 2015 was primarily the result of a decrease in our common share price during the period, as well as the expiration of the balance of outstanding warrants at March 31, 2015.

Interest income decreased by $10 to $21 for the three months ended June 30, 2015, from $31 for the comparable 2014 period, and decreased by $15 to $45 for the six months ended June 30, 2015, from $60 for the six months ended June 30, 2014.

Index
Income Taxes

We had no income tax expense for the three months ended June 30, 2015.  The income tax expense for the six months ended June 30, 2015 was $2, related to minimum tax payments.  During the three and six month periods ended June 30, 2015, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $3,359 and $5,569 for the three and six months ended June 30, 2015, respectively.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2015. The valuation allowance provided against our net deferred tax assets was approximately $26,000 and $20,000 at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, we have federal and state net operating loss carry-forwards of approximately $43,000 and $38,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2015, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Liquidity and Capital Resources

As of June 30, 2015, our cash and cash equivalents totaled $13,044 and our short-term investments totaled $15,038, compared to cash equivalents of $18,658 and short-term investments of $22,571 at December 31, 2014. Working capital was $18,560 at June 30, 2015 and $29,919 at December 31, 2014. The decrease in cash and cash equivalents and short-term investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, royalty expense and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2015 will be sufficient to fund our current operations and provide working capital for general corporate purposes and legal expenses for the foreseeable future. We may undertake additional opportunities to seek to grow our business and as a result, we may seek to raise capital in some form within the next twelve months. Over the long term, we expect to derive the majority of our revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Warrants

During the quarter ended June 30, 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020.  The warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and are included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve month life of the service contract, with the expense included in Selling, General and Administrative Expense in the Condensed Consolidated Statements of Operations.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of June 30, 2015.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015.

The purpose of this evaluation was to determine whether as of June 30, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
We may seek additional capital to support our business growth, and this capital may not be available on acceptable terms, if at all.

We may seek additional capital to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

We recorded the Series I Warrants as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”  These derivative liabilities were reported at fair value each reporting period with changes in the fair value recognized as gain or loss during each reporting period.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2015, we had outstanding options to purchase an aggregate of 4,743,028 shares of common stock representing 9.1% of our total shares outstanding as of June 30, 2015, of which 4,093,924 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between July 1, 2014, and June 30, 2015, the reported last sale price on NYSE MKT for our common stock ranged between $4.09 and $17.57 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $26.9 million for the year ended December 31, 2012 a net loss of $27.6 million for the year ended December 31, 2013 a net loss $9.9 million for the year ended December 31, 2014 and a net loss of $15,401 for the six months ended June 30, 2015 with an accumulated deficit of $115.8 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of June 30, 2015, our executive officers and directors beneficially owned approximately 20% of our outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 10%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Date: August 10, 2015

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