Form 10-Q
period 2015-09-30
VirnetX Holding Corp
filed 2015-11-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2015, was 53,046,308.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,990	$18,658
Investments available for sale	10,801	22,571
Prepaid expenses and other current assets	820	653
Total current assets	21,611	41,882
Prepaid expenses – non-current	2,855	3,144
Property and equipment, net	49	64
Total assets	$24,515	$45,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,378	$3,554
Royalty payable	1,029	6,100
Related-party payable	—	81
Income tax liability	400	408
Deferred revenue, current portion	1,500	1,500
Derivative liability	—	320
Total current liabilities	4,307	11,963

Deferred revenue, non-current portion	1,875	500
Total liabilities	6,182	12,463

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at September 30, 2015 and December 31, 2014, Issued and outstanding: 0 shares at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2015 and December 31, 2014, Issued and outstanding: 52,547,257 shares and 51,996,701 shares, at September 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	140,271	133,072
Accumulated deficit	(121,933)	(100,435)
Accumulated other comprehensive loss	(10)	(15)
Total stockholders' equity	18,333	32,627
Total liabilities and stockholders' equity	$24,515	$45,090

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$375	$292	$1,150	$809
Operating expense:
Royalty expense	1,029	—	5,264	—
Research and development	463	374	1,272	1,066
Selling, general and administrative expenses	4,985	6,168	16,043	19,119
Total operating expense	6,477	6,542	22,579	20,185
Loss from operations	(6,102)	(6,250)	(21,429)	(19,376)
Gain (loss) on change in value of derivative liability	—	1,817	(117)	2,126
Interest and other income (expense), net	12	(35)	57	25
Loss before taxes	(6,090)	(4,468)	(21,489)	(17,225)
Income tax expense	(7)	—	(9)	(2)
Net loss	$(6,097)	$(4,468)	$(21,498)	$(17,227)
Basic and diluted loss per share	$(0.12)	$(0.09)	$(0.41)	$(0.33)
Weighted average shares outstanding basic and diluted	52,339	51,572	52,174	51,454

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(6,097)	$(4,468)	$(21,498)	$(17,227)
Other comprehensive loss, net of tax:
Change in equity adjustment from foreign currency translation, net of tax	2	—	(1)	—
Change in unrealized gain (loss) on investments, net of tax	(1)	45	6	25
	1	45	5	25
Comprehensive loss	$(6,096)	$(4,423)	$(21,493)	$(17,202)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(21,498)	$(17,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	18
Amortization of warrant issuance costs	61	—
Stock-based compensation	5,326	5,952
Change in value of derivative liability	117	(2,126)
Changes in assets and liabilities:
Prepaid expenses and other assets	182	(3,642)
Income tax liability	(8)	—
Accounts payable and accrued liabilities	(2,176)	681
Related-party payable	(81)	—
Royalty payable	(5,071)	—
Deferred revenue	1,375	1,708
Net cash used in operating activities	(21,754)	(14,636)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(17)
Purchase of investments	(6,234)	(11,928)
Proceeds from sale or maturity of investments	18,009	15,829
Net cash provided by investing activities	11,771	3,884
Cash flows from financing activities:
Proceeds from exercise of options	165	68
Proceeds from exercise of warrants	431	9
Proceeds from sale of common stock	719	—
Net cash provided by financing activities	1,315	77
Net decrease in cash and cash equivalents	(8,668)	(10,675)
Cash and cash equivalents, beginning of period	18,658	19,173
Cash and cash equivalents, end of period	$9,990	$8,498
Non-cash transactions
Fair value of warrants issued for services	$121	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

We develop software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks. Since May 2015, our GABRIEL Collaboration Suite, an integrated suite of secure communication applications, has been available for public download on various platforms including PCs, smart phones and tablets running Android, Windows, Mac OS X and Linux operating systems. Our products for Apple’s iPhones and iPad platforms running an iOS operating system are undergoing beta testing as part of our ongoing Secure Domain Name Initiative, or (SDNI). We also intend to establish a exclusive secure domain name registry in the United States and other key markets around the world.

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

We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, System Architecture Evolution (SAE) project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they release new products with support for 4G/LTE Advanced.

We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE Advanced wireless networks and M2M communications in areas including Smart City, Connected Car and Connected Home. We also believe that all 4G/LTE Advanced mobile devices, in the future will require unique secure domain names and will need to register a secure domain name registry.

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that runs on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is now available for download and free trial, for Windows, Mac OS X, and Android platforms, at http://www.gabrielsecure.com/ . We intend to release our products on iOS platforms in the later part of 2015.

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

Index
Our employees include the core development team behind our patent portfolio, technology and software.  Our core team has worked together for over fifteen years and invented and developed this technology while working at Leidos, a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio with approximately 47 U.S. and 65 foreign patents with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses, below, for a description of our research and development expenses.

We intend to continue using an outsourced model to maintain efficiency and manage costs as we seek to grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s (SEC) requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014; (ii) the condensed consolidated statements of comprehensive loss for the three and nine month periods ended September 30, 2015 and 2014; (iii) the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014; and (iv) the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2015 and 2014. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated balance sheet, included in this report, as of December 31, 2014 was derived from our 2014 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Patent License Agreements: As of September 30, 2015, we have entered into six patent license agreements. Upon signing a patent license agreement, including licenses entered into upon settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract with a total value over 5 years of $10,000 (“August 2013 Contract Settlement”). From the inception of that license to September 30, 2015 we received cash totaling $7,500 all of which is non-refundable.  We recognized $375 and $1,125 of revenue related to these payments for the three and nine months ended September 30, 2015 and $292 and $792 for the three and nine months ended September 30, 2014, respectively.

During 2015, activity under the August 2013 Contract Settlement was as follows:
Deferred Revenue, December 31, 2014	$2,000
Payment received	2,500
Less: Amount amortized as revenue	(1,125)
Deferred Revenue, September 30, 2015	$3,375

Royalties Expense

Royalty expense for the three and nine months ended September 30, 2015 was $1,029 and $5,264, respectively and was a result of our royalty agreement with Leidos. There was no expense for the three and nine months ended September 30, 2014. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation matters that have been resolved.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the nine months ended September 30, 2015 and 2014 we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Impairment of Long-Lived Assets

On an annual basis we identify and record impairment losses on long-lived assets when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying values.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

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

Corporate and U.S. Agency Securities:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Series I Warrants: Fair value measured by using a binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Condensed Consolidated Balance Sheet for December 31, 2014, were a warrant exercise price of $3.59 per share, a common share price of $5.49, a discount rate of 1.65%, and a volatility of 89.6%.

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,405	$-	$-	$5,405	$5,405	$-

Level 1:
Mutual funds	4,585	-	-	4,585	4,585	-
Corporate securities	353	-	-	353	-	353
U.S agency securities	10,444	4	-	10,448	-	10,448
	15,382	4	-	15,386	4,585	10,801
Total	$20,787	$4	$-	$20,791	$9,990	$10,801

Index
	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,183	$-	$-	$1,183	$1,183	$-

Level 1:
Mutual funds	10,139	-	-	10,139	10,139	-
Corporate securities	9,405	1	(3)	9,403	1,645	7,758
U.S agency securities	20,504	2	(2)	20,504	5,691	14,813
	40,048	3	(5)	40,046	17,475	22,571
Total	$41,231	$3	$(5)	$41,229	$18,658	$22,571

The following tables set forth by level within the fair value hierarchy, our liabilities stated at fair value as of December 31, 2014.

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Series l Warrants	$—	$—	$320	$320
Total	$—	$—	$320	$320

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance December 31, 2014	$320	Balance December 31, 2013	$2,564
Loss on derivative liability included in net loss	117	Gain on derivative liability included in net loss	(2,126)
Settlements	(333)	Settlements	(7)
Expiration of warrants	(104)		—
Balance September 30, 2015	$—	Balance September 30, 2014	$431

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

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this Update is effective for annual reporting periods beginning after December 15, 2017, as amended, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 - Income Taxes

We had $7 income tax expense for the three months ended September 30, 2015, as a result of an adjustment related to a prior year tax return.  Our income tax expense was $9 for the nine months ended September 30, 2015, which included the $7 adjustment noted above and a $2 expense related to minimum tax payments.  During the three and nine month periods ended September 30, 2015, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,951 and $7,520 for the three and nine months ended September 30, 2015, respectively.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2015. The valuation allowance provided against our net deferred tax assets was approximately $28,000 and $21,000 at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, we have federal and state net operating loss carry-forwards of approximately $48,000 and $38,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2015, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017 for $5 per month. We recognize rent expense on a straight-line basis over the term of the lease.

On January 31, 2015 we entered into a 12 month non-exclusive lease for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of our Company. We incurred approximately $88 and $391 in rental fees (including fees and other reimbursements) to the LLC during the three and nine months ended September 30, 2015, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The lease for use of the plane calls for a rental-rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with a 30 day notice.

Index
Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan"), which has been approved by our stockholders.  The Plan provides for grants of 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2023.  As of September 30, 2015, 1,469,552 shares remained available for grant under the Plan.

During the three months ended September 30, 2015, we granted no options. During the three months ended September 30, 2014, we granted options for a total of 206,500 shares with a weighted average grant date fair value of $11.47.

During the nine months ended September 30, 2015, we granted options for a total of 294,000 shares with a weighted average grant date fair value of $4.19. The fair values of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2015: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 86 percent (iii) a risk-free interest rate of 2.21 percent and (iv) expected option term average of 6 years.

During the nine months ended September 30, 2014, we granted options for a total of 261,500 shares. The weighted average fair values at the grant dates for options issued during the nine months ended September 30, 2014 was $11.23 per option.  The fair values of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2014 (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 87 percent (iii) a risk-free interest rate of 2.56 percent and (iv) an expected option term of 6 years.

During the three months ended September 30, 2015 we granted no RSUs. During the three months ended September 30, 2014, we granted 137,666 RSUs. The weighted average fair values at the grant date for RSUs issued during the three months ended September 30, 2014 was $15.40.

During the nine months ended September 30, 2015 and 2014, we granted 162,665 and 154,332 RSUs, respectively. The weighted average fair value at the grant dates for RSUs issued during the nine months ended September 30, 2015 and 2014 was $5.57 and $15.30 per RSU, respectively. RSUs, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,889 and $5,326 for the three and nine months ended September 30, 2015, respectively and $2,221 and $5,952 for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $6,214 and $3,996, respectively, which will be amortized over an estimated weighted average period of approximately 2.59 and 2.57 years, respectively.

During the nine month period ended September 30, 2015 we issued 103,818 new shares of common stock as a result of RSUs which vested and were paid. We also issued 143,100 shares to employees who exercised options during the period.

Note 6 — Equity

Common Stock

On August 21, 2015 we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities.  We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We expect to use proceeds from this offering for Gabriel product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

During the three months ended September 30, 2015, we sold 183,476 shares under the ATM.  The average sales price per common share was $4.04 and the aggregate proceeds from the sales totaled $741, during the period. Sales commissions, fees and other costs associated with the ATM totaled $22.

Warrants

During the nine months ended September 30, 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020.  The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Condensed Consolidated Statements of Operations.

Index
The fair value of the Advisor Warrants at the issuance date of $121 was estimated utilizing the Black-Scholes valuation model with the following assumptions: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 87.5 percent, (iii) a risk-free interest rate of 1.33 percent, and (iv) an expected warrant term of 5 years.

Information about warrants outstanding during the nine months ended September 30, 2015 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2014	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at September 30, 2015	Expiration Date
2,619,036 (1)	$3.59	157,467	—	120,161	37,306	—	March 2015
25,000 (2)	$7.00	—	25,000	—	—	25,000	April 2020
		157,467	25,000	120,161	37,306	25,000

(1)	Referred to as our Series I Warrants.
(2)	Referred to as Advisor Warrants

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

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit's September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple's motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. All the issues at hand in Case 6:13-CV-00211-LED will now be addressed as a part of VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) - Consolidated Lead Case. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case .

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under  VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

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

Note 8 — Subsequent Events

On October 1, 2015 we granted stock options to new employees totaling 400,000 options which vest ratably over four years. The weighted-average fair value of each issued option on the date of grant was $2.42 per option. Options, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share amounts)

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

Company Overview

We develop software and technology solutions for securing real-time communications over the Internet.  Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks. Since May 2015, our GABRIEL Collaboration Suite, an integrated suite of secure communication applications, has been available for public download on various platforms including PCs, smart phones and tablets running Android, Windows, Mac OS X and Linux operating systems. Our products for Apple’s iPhones and iPad platforms running an iOS operating system are undergoing beta testing as part of our ongoing Secure Domain Name Initiative, or (SDNI). We also intend to establish a exclusive secure domain name registry in the United States and other key markets around the world.

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

We have submitted  a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, System Architecture Evolution (SAE) project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they release new products with support for 4G/LTE Advanced.

We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 4G/LTE Advanced wireless networks and M2M communications in areas including Smart City, Connected Car and Connected Home. We also believe that all 4G/LTE Advanced mobile devices, in the future will require unique secure domain names and will need to register a secure domain name registry.

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that runs on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is now available for download and free trial, for Windows, Mac OS X, and Android platforms, at http://www.gabrielsecure.com/ . We intend to release our products on iOS platforms in the later part of 2015.

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

Our employees include the core development team behind our patent portfolio, technology and software.  Our core team has worked together for over fifteen years and invented and developed this technology while working at Leidos, a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio with approximately 47 U.S. and 65 foreign patents with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses, below, for a description of our research and development expenses.

We intend to continue using an outsourced model to maintain efficiency and manage costs as we seek to grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.  We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, " Accounting for Share-Based Payments.” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this Update is effective for annual reporting periods beginning after December 15, 2017, as amended, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Index
Results of Operation

Three and Nine Months Ended September 30, 2015
Compared with Three and Nine Months Ended September 30, 2014
(in thousands, except per share amounts)
Revenue

We had revenues of $375 and $1,150 for the three and nine months ended September 30, 2015, respectively, and $292 and $809 of revenues for the three and nine months ended September 30, 2014, respectively.

For the three and nine months ended September 30, 2015 we recognized revenue of $375 and $1,125, respectively from non-refundable up-front fees earned during the period. In August 2013, we began receiving annual payments on a contract with a total value over 5 years of $10,000 (“August 2013 Contract Settlement”). From its inception through September 30, 2015, we received payments of $7,500 under this license. Revenues from these fees are deferred and recognized as revenue when earned over a 12 month period, but not in advance of collection.

For the three and nine months ended September 30, 2014, we recognized revenue of $292 and $792, respectively, from the August 2013 Contract Settlement. From its inception through September 30, 2014, we received a total payment of $5,000 under this license. Revenues from these fees are deferred and recognized as revenue when earned over a 12 month period, but not in advance of collection.

Royalties Expense

Royalty expense for the three and nine months ended September 30, 2015 was $1,029 and $5,264, respectively, and zero for the three and nine months ended September 30, 2014. The increase was primarily due to our agreement with Leidos which provides for royalties based on revenue sharing and legal reimbursements. The legal reimbursement related to attorney time and expenses expended by Leidos during discovery and other aspects of litigation matters that have been resolved.

Research and Development Expenses

Research and development expenses were $463 and $374 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $89 due primarily to an increase in staff personnel for the three months ended September 30, 2015. Research and development expenses were $1,272 and $1,066 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $206 primarily related to an increase in staff and related expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended September 30, 2015 compared to September 30, 2014 decreased from $6,168 to $4,985.  The change is primarily due to a decrease of $830 in legal fees associated with our patent infringement actions. For the nine months ended September 30, 2015 our selling, general and administrative expenses decreased from $19,119 to $16,043 compared to the nine months ended September 30, 2014.  The change was primarily due to a $2,721 decrease in legal fees associated with our patent infringement actions. We expect to incur the same levels or increased levels of legal fees over the next quarter as we enter the final phases in these infringement actions and expect to report losses from operations as a result. See “Legal Proceedings” for additional information regarding these infringement actions. Management believes our legal expenses will decrease materially after our current court schedule is complete.

Other Income and Expenses

For the three months ended September 30, 2014, the non-cash gain related to the periodic revaluation of our Series I Warrants liability was $1,817, there was no gain or loss during the comparable period in 2015 as these warrants expired or were settled during the first quarter of 2015. For the nine months ended September 30, 2015, the non-cash loss was $117 as compared to the non-cash gain of $2,126 for the nine months ended September 30, 2014.  The loss from the revaluations of the warrant liability in the nine months ended September 30, 2015 was primarily the result of a decrease in our common share price during the period, as well as the expiration of the balance of outstanding warrants at March 31, 2015.

Interest and other income (expense) increased by $47 to $12 for the three months ended September 30, 2015, from ($35) for the comparable 2014 period, and increased by $32 to $57 for the nine months ended September 30, 2015, from $25 for the nine months ended September 30, 2014.

Index
Income Taxes

We had $7 income tax expense for the three months ended September 30, 2015, as a result of an adjustment related to a prior year tax return.  Our income tax expense was $9 for the nine months ended September 30, 2015, which included the $7 adjustment noted above and a $2 expense related to minimum tax payments.  During the three and nine month periods ended September 30, 2015, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,951 and $7,520 for the three and nine months ended September 30, 2015, respectively.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2015 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2015. The valuation allowance provided against our net deferred tax assets was approximately $28,000 and $21,000 at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, we have federal and state net operating loss carry-forwards of approximately $48,000 and $38,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2015, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Liquidity and Capital Resources

As of September 30, 2015, our cash and cash equivalents totaled $9,990 and our short-term investments totaled $10,801, compared to cash equivalents of $18,658 and short-term investments of $22,571 at December 31, 2014. Working capital was $17,304 at September 30, 2015 and $29,919 at December 31, 2014. The decrease in cash and cash equivalents and short-term investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions, royalty expense and losses incurred during the periods reported.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2015 will be sufficient to fund our current operations and provide working capital for general corporate purposes and legal expenses for the foreseeable future. We may undertake additional opportunities to seek to grow our business and as a result, we may seek to raise capital in some form within the next twelve months including the actions described below under “Universal Shelf Registration and ATM Offering”. Over the long term, we expect to derive the majority of our revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration and ATM Offering

On August 21, 2015 we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities.  We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We expect to use proceeds from this offering for Gabriel product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

During the three months ended September 30, 2015, we sold 183,476 shares under the ATM program. The average sales price per common share was $4.04 and the aggregate proceeds from the sales totaled $741, during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $22.

Index
Warrants

During the nine months ended September 30, 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020.  The warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and are included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve month life of the service contract, with the expense included in Selling, General and Administrative Expense in the Condensed Consolidated Statements of Operations.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within six months of September 30, 2015.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2015.

The purpose of this evaluation was to determine whether as of September 30, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)
On November 6, 2012, we filed a new complaint against Apple Inc., in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

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

Index
We may seek additional capital to support our business growth, and this capital may be dilutive, cause our stock price to drop or may not be available on acceptable terms, if at all.

We may seek additional capital to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances, including sales pursuant to our ATM Offering. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those pursuant to our ATM Offering, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the success of our current ATM offering. Sales of a substantial number of shares of our common stock in the public market, the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, the incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

Use of the Internet has over-burdened existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service.  As a result, certain local telephone carriers continue to petition governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over their traditional telephone networks.  If the relief sought in these petitions is granted, the costs of communicating via online could increase substantially, potentially adversely affecting the growth in the use of online secure communications.  Any of these developments could have an adverse effect on our business.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2015, we had outstanding options to purchase an aggregate of 4,599,928 shares of common stock representing 8.8% of our total shares outstanding as of September 30, 2015, of which 4,026,144 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between October 1, 2014, and September 30, 2015, the reported last sale price on NYSE MKT for our common stock ranged between $2.88 and $7.58 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss of $26.9 million for the year ended December 31, 2012 a net loss of $27.6 million for the year ended December 31, 2013 a net loss $9.9 million for the year ended December 31, 2014 and a net loss of $21.5 million for the nine months ended September 30, 2015 with an accumulated deficit of $121.9 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of September 30, 2015, our executive officers and directors beneficially owned approximately 19% of our outstanding common stock.  In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 10%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote.  However, we cannot be certain how many shares of our common stock this group of stockholders currently owns.  Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests.  This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Date: November 9, 2015

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