Form 10-K
period 2015-12-31
VirnetX Holding Corp
filed 2016-03-15
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2015, was $219,195,396 based upon the closing price of the common shares of the Registrant on June 30, 2015. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

54,479,905 shares of Registrant’s Common Stock were outstanding as of March 2, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015 in connection with the solicitation of proxies for the Registrant’s 2016 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

The Company

We are an Internet security software and technology Company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 39 U.S. and 66 foreign patents with approximately 75 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives.

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

We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We have engaged IPVALUE Management Inc. to assist us in commercializing our portfolio of patents on securing real-time communications over the Internet. Under the multi-year agreement, IPVALUE is expected to originate and assist us with negotiating transactions related to patent licensing worldwide with respect to certain third parties.

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

Industry Overview

We believe that the rapid growth of mobile devices (smartphones/tablets/ultra-mobile PCs), with always-on network access, and need to socially interact with friends and family while maintaining a constant online presence has transformed the “Internet of Web 2.0” in to the “The Internet of the People”. It has become an evolving, rich and complex medium used by individuals and businesses to conduct commerce, share information and engage in real-time communications including email, text messaging, IM, and voice and video calls. We believe the user demand for high speed broadband access along with the quality of experience wherever they are and whatever BYOD (bring your own device) they may be using; Mobility, IP video delivery, and the move to cloud have dramatically changed the way service providers deliver services. While wireline networks remain the primary mechanism for delivering premium and high bandwidth services, its growth has held steady compared to the growth of the mobile communications. The cost barrier to obtaining a mobile device with data access has disappeared allowing billions of people to have online access on fixed and mobile networks, and those users accessing social networking websites, using peer-to-peer, or P2P applications, and uploading live content over the internet, which in turn is downloaded by millions, has led to staggering growth in packet traffic. Not only is traffic growing and changing in nature, it’s location of origin and timing has become completely unpredictable. There is a significant impact on the mobile signaling network, brought on by smartphone penetration and consumer use of “chatty” applications that conduct frequent network queries.

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

Machine-to-Machine, or M2M, connected devices, or embedded systems; connected machines are fast becoming the eyes and ears of the enterprise. By adding sensors and networking technologies to the products they sell and the equipment they employ, companies are finding new ways to gather powerful insights and use new forms of data, thus creating a vast “internet of things”. This communication is made possible by a device (such as an intelligent sensor) that is attached to a machine to capture an event, such as such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed, that is relayed over a network delivering data to applications. The potential applications for this technology are numerous and as such include smart meters in energy and utilities (the “smart grid”), connected vehicles in automotive and logistics, heart monitors in healthcare, RFID tagged inventory in retail and manufacturing, and digital signage in media and communications to name a few. Another fast growing application is in the wearable technology products namely, fitness and wellness, infotainment (information-based media content), healthcare and medical, and industrial and military. The fitness and wellness segment comprises products like smart clothing and smart sensors, activity monitors, sleep sensors and others, whereas the Infotainment sector consists of products like smart watches, heads-up displays, smart glasses and others. The products like continuous glucose monitor, drug delivery, monitors, wearable patches and others have been covered under healthcare and medical segment and products like hand worn terminals, augmented reality headsets and others have been mentioned under industrial and military segment. We believe that the large revenue potential for M2M services that has attracted the attention of carriers globally risks being thwarted by the growing security concerns in M2M applications. Porous security is exposing vulnerabilities in a large number of use-case scenarios, including cars, energy management systems, telemedicine, and telemetry. While built-in security is a high priority in all other information and communication technologies, it is yet to be considered, even at a basic level, in most M2M applications. The rapid and successful adoption of M2M in automobiles, healthcare, industrial installations, and consumer homes may be jeopardized if communication security is not designed in to all M2M devices and applications. All these new devices will require a unique identity addressable by a secure domain name and all their communications, with application servers and other devices, completely secured automatically and on-demand.

IP mobility services require an environment where wired and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, LTE, WiMAX, WiFi cellular and fixed. Based on our estimates using Infonetics and other market data, we believe that worldwide revenue from IP mobility products like smartphones, embedded devices, hotspots and mobile data cards, femtocell equipment, M2M communication devices and services is expected to grow from approximately $57 billion in 2012 to approximately $282 billion by 2017, representing a CAGR of approximately 37%. We believe in order to realize the full functionality of IP mobility, several challenges including security must be overcome. When users are mobile, connections and data need to cross multiple network boundaries, each of which poses a security threat. Wireless networks may be threatened or compromised by rogue users who enter through (insecure wireless access points. We believe that providing authenticated access to the M2M networks and enterprise applications are important requirements and represent a significant market opportunity for our patented technology and secure domain names to provide users or machines fully authenticated secure access on a “zero-click” or “single-click” basis.

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

Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released publically. Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives.

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

Our Strategy

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Communications Technology™ as the industry standard security platform. Key elements of our strategy are to:

•	Actively promote our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in the general market for sale directly to end-user enterprises with targeted promotions and other marketing programs.
•	Continue to grow our technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™ by adding more licensees in partnership with IPValue.
•	Establish VirnetX as the exclusive universal registry of secure domain names and to enable our customers to act as registrars for their users and broker secure communication between users on different registries.

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

License and Service Offerings

We offer a diversified portfolio of license and service offerings focused on securing real-time communications over the Internet, including:

•	VirnetX technology licensing: Customers who want to develop their own implementation of the VirnetX code module for supporting secure domain names, or who want to use their own techniques that are covered by our patent portfolio for establishing secure communication links, could purchase a technology license. We anticipate that these licenses would typically include an initial license fee, as well as an ongoing royalty. We expect that these licenses will include a one-time delivery of GABRIEL software development kit including object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement of the techniques we have developed.
•	GABRIEL Connection Technology™ Software Development Kit or SDK: OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products could purchase an SDK license. The software development kit consists of object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. These tools are comprised of software for a secure domain name connection test server, a relay test server and a registration test server. We expect that customers would pay an up-front license fee to purchase an SDK license and a royalty fee for every product shipped with the embedded VirnetX code module.
•	Secure domain name registrar service: Customers, including service providers, telecommunication companies, ISPs, system integrators and OEMs could purchase a license to our secure domain name registrar service. We would provide the software suite and technology support to enable such customers to provision devices with secure domain names and facilitate secure connections between registered devices. This suite includes the following server software modules:
•	Registrar server software: We anticipate that our registrar server software would enable customers to operate as a secure domain name registrar that provisions devices with secure domain names. The registrar server software is designed to provide an interface for our customers to register new virtual private domains and sub-domain names. This server module must be enrolled with the VirnetX secure domain name master registry to obtain its credentials before functioning as an authorized registrar.
•	Connection server software: We anticipate that our connection server software would allow customers to provide connection services to enrolled devices. The connection services include registration of presence information for authenticated users and devices, presence information query request services, enforcement of policies and support for communication with peers behind firewalls.

•	Relay server software: We anticipate that our relay server software would allow customers to dynamically maintain connections and relay data to private IP addresses for network devices that reside behind firewalls. Secure domain name registrar service customers will enter into a technology licensing and revenue sharing agreement with VirnetX whereby we will typically receive an up-front licensing fee for the secure domain name registrar technology, as well as ongoing annual royalties for each secure domain name issued by the customer.
•	Secure domain name master registry and connection service: As part of enabling the secure domain name registrar service, we expect that we will maintain and manage the secure domain name master registry. This service is expected to enroll all secure domain name registrar customers and generate the credentials required to function as an authorized registrar. It also is expected to provide connection services and universal name resolution, presence information and secure connections between authorized devices with secure domain names.
•	Technical support services: We intend to provide high-quality technical support services to licensees and customers for the rapid customization and deployment of GABRIEL Connection Technology™ in an individual customer’s products and services.

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

Customers

Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released publically. Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives.

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

Marketing and Sales

We plan to employ a leveraged, partner-oriented, marketing strategy for our technology licenses and software product offerings. We are actively working on a number of sales and marketing promotions that may involve online and direct sales programs as we seek to build out our customer base in 2016.

We plan to directly market our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products, domain name registry services to our service provider and system integrator customers. We market our Gabriel line of products directly to small and medium businesses using online marketing programs and tools. We hope to leverage our relationship with Leidos, to extend our offering to departments and agencies within the federal government. Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health. We intend to leverage our sales team for managing current accounts and pursuing sales opportunities with new customers.

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

License to Leidos, Outside the Field of Use. On November 2, 2006, we granted to Leidos, an exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, solely outside our field of use. We have, and retain, all right, title and interest to all our patents within our field of use. On March 12, 2008, Leidos relinquished the November 2, 2006, exclusive right and license outside our field of use referred to above, as well as any right to obtain such exclusive license in the future. Effective March 12, 2008, we granted to Leidos, a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, solely outside our field of use.

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

Employees

As of December 31, 2015 we had 20 full and part-time employees.

Corporate Overview and History

VirnetX, Inc., was incorporated in the State of Delaware in August 2005. In November 2006, VirnetX acquired certain patents from Leidos. In July 2007, we effected a reverse merger between PASW, Inc. and VirnetX, which became our principal operating subsidiary. As a result of this merger, the former security holders of VirnetX came to own a majority of our outstanding common stock. On October 29, 2007 we changed our name from PASW, Inc. to VirnetX Holding Corporation.

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

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts. As such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive nominal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed. Factors that may affect our ability to execute our current business strategy including, but are not limited to:

•	Although we have to date entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships and existing settlement and license agreements may not generate the financial results we expect;
•	Third parties may challenge the validity of our patents;
•	The pendency of our various litigations may cause potential licensees not to do business with us;
•	We expect that we will face intense competition from new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and
•	It is possible that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

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

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-over-Internet Protocol (or

VoIP) services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs and adversely affects the marketability of our products and planned products related to VoIP. Additionally, the use of the Internet and private Internet Protocol (IP) networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Revenue from the sale of our Gabriel Collaboration Suite™ is expected to take some time to ramp before it generates significant revenue. Until such time a significant portion of our future revenues will be generated from a limited number of customers that have signed Settlement and License Agreements with us over the last few years. There can be no guarantee that we will be able to obtain additional customers, or if we do so, to sustain our revenue levels from them. If we are not able to establish, maintain or replace customers that generate a substantial majority of our revenues, or if they do not generate revenues as the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2015, we had outstanding options and restricted stock units to purchase an aggregate of 5,367,384 shares of common stock (representing 10.09% of our total shares outstanding as of December 31, 2015) of which 4,118,135 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders' percentage voting interests and increase the number of shares eligible for resale in the public market.

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT LLC, but its daily trading volume has been limited, sporadic and volatile. Over the past years the market price of our common stock has experienced significant fluctuations. Between January 1, 2015, and December 31, 2015, the reported last sale price for our common stock ranged between $2.27 and $7.58 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss $27.6 million for the year ended December 31, 2013, a net loss of $9.9 million for the year ended December 31, 2014 and a net loss of $29.2 million for the year ended December 31, 2015 with an accumulated deficit of $129.7 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of December 31, 2015, our executive officers and directors beneficially owned approximately 18% of our then outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 11%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in 2017. We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Corporation for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. In its order, issued on February 16, 2016, the court has set all post-trial motions for hearing on May 25, 2016 at 10:00 a.m. in the United States Court for the Eastern District of Texas, Texarkana Division. The court has also ordered both parties to attend mediation by May 16, 2016.

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

Quarter Ended	High	Low
3/31/14	$25.49	$12.68
6/30/14	$18.57	$12.10
9/30/14	$18.24	$4.18
12/31/14	$6.85	$3.80
3/31/15	$8.09	$4.66
6/30/15	$7.48	$4.02
9/30/15	$4.76	$2.71
12/31/15	$4.29	$2.12

The closing price of our common stock on the NYSE MKT LLC on March 2, 2016 was $4.96 per share.

Holders

As of March 2, 2016, we had 39 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

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

	12/10	12/11	12/12	12/13	12/14	12/15
VirnetX Holding Corp	100.00	168.15	197.17	130.71	36.97	17.31
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
RDG Technology Composite	100.00	100.56	115.30	152.75	177.73	181.32

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Selected Financial Data. (in thousands except per share data)

The consolidated statement of operations data for the three years ended December 31, 2015, 2014 and 2013 and the balance sheet data at December 31, 2015 and 2014, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the two years ended December 31, 2012 and 2011 and the balance sheet data at December 31, 2013, 2012 and 2011 are derived from our audited financial statements not included in this annual report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Revenue	$1,555	$1,249	$2,197	$412	$20
Gain on settlement	$—	$23,000	$—	—	—
Other operating expenses	$(30,732)	$(36,414)	$(30,784)	$(39,273)	$(17,396)
Income tax (expense) benefit	$(8)	$(15)	$(751)	$12,535	$5,480
Net loss	$(29,234)	$(9,902)	$(27,608)	$(26,924)	$(17,263)
Earnings (loss) per share	$(0.56)	$(0.19)	$(0.54)	$(0.53)	$(0.35)
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,726	$18,658	$19,173	$19,661	$49,482
Investments available for sale	$9,954	$22,571	$19,815	$26,493	$14,438
Total assets	$22,172	$45,090	$39,398	$61,313	$74,633
Stockholders’ equity	$15,095	$32,627	$34,024	$53,944	$68,277
(a)	The gain on settlement in 2014 relates to a cash settlement of litigation with Microsoft.
(b)	In 2010, we had a taxable income of $75 million, which allowed us to carry back 2012 and 2011 NOLs for tax refunds. Due to the tax refunds derived from carrying back the 2012 and 2011 NOLs, we recognized the tax benefit of $12.5 million in 2012, and $5.5 million in 2011. In addition, we made a determination to provide a full valuation allowance for our net deferred tax assets at the end of 2012 and 2011 based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable it to realize its deferred tax assets.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We develop software and technology solutions for securing real-time communications over the Internet. Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks. Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives. We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world.

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and minimizes the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public.

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

Developments in the Year Ended December 31, 2015

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Corporation for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. In its order, issued on February 16, 2016, the court has set all post-trial motions for hearing on May 25, 2016 at 10:00 a.m. in the United States Court for the Eastern District of Texas, Texarkana Division. The court has also ordered both parties to attend mediation by May 16, 2016.

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

Patents

On February 17, 2015, the United States Patent and Trademark Office (“USPTO”) denied five petitions for inter partes review (“IPR”) filed by Apple Inc. These petitions sought review of certain claims of our U.S. Patent Nos. 7,418,504, 7,490,151, and 7,921,211. The USPTO found that the petitions were not filed within the time limit imposed by the applicable statute because related IPRs initiated by Microsoft Corp., which Apple Inc. had sought to join, had been dismissed.

On May 11, 2015, the USPTO entered two final decisions in IPR proceedings filed by Apple Inc., finding certain claims of our U.S. Patent No. 8,504,697 to be unpatentable. We have filed an appeal in the U.S. Court of Appeals for the Federal Circuit with respect to these decisions.

On July 29, 2015, the USPTO entered two final decisions in IPR proceedings filed by Apple Inc., finding certain claims of our U.S. Patent No. 7,987,274 to be unpatentable. We have filed an appeal in the U.S. Court of Appeals for the Federal Circuit with respect to these decisions.

On August 24, 2015, the USPTO entered two final decisions in IPR proceedings filed by Apple Inc., finding certain claims of our U.S. Patent No. 7,188,180 to be unpatentable. We have filed an appeal in the U.S. Court of Appeals for the Federal Circuit with respect to these decisions.

On September 11, 2015, the USPTO granted a petition for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,850,009, and two petitions for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,868,705.

On September 16, 2015, the USPTO denied a petition for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,850,009.

On September 29, 2015, the USPTO entered a final decision in a inter partes reexamination filed by Apple Inc. finding certain claims of our U.S. Patent No. 8,051,181 to be unpatentable. We have filed an appeal in the U.S. Court of Appeals for the Federal Circuit with respect to this decision.

On October 1, 2015, the USPTO granted two petitions for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,560,705, one petition for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,516,131, and one petition for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,458,341. On the same day, the USPTO also denied one petition for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,516,131, and denied one petition for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,458,341.

On October 7, 2015, the USPTO granted a petition for IPR filed by The Mangrove Partners Master Fund, Ltd. seeking review of certain claims of our U.S. Patent No. 7,490,151, and a petition for IPR filed by The Mangrove Partners Master Fund, Ltd. seeking review of certain claims of our U.S. Patent No. 6,502,135.

On October 29, 2015, the USPTO granted two petitions for IPR filed by Apple Inc. seeking review of certain claims of our U.S. Patent No. 8,843,643.

Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017 for $5 per month. We recognize rent expense on a straight-line basis over the term of the lease.

On January 31, 2015 we entered into a 12 month non-exclusive lease for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of our Company. We incurred approximately $593 in rental fees (including fees and other reimbursements) to the LLC during the year ended December 31, 2015. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The lease for use of the plane calls for a rental-rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with a 30 day notice. The lease renews on an annual basis unless terminated by the Lessor or Lessee. Neither party has yet exercised their termination rights.

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

Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements may be complex and include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Licensing agreements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue Arrangements with Multiple Deliverables.” This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Patent License Agreements: As of December 31, 2015, we had entered into six patent license agreements. Upon signing a patent license agreement, including licenses entered into upon settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years of $10,000 (“August 2013 Contract Settlement”). From the inception of that license to December 31, 2015, we received cash totaling $7,500, all of which is non-refundable. We recognized $1,500, $1,167 and $1,833 of revenue related to the August 2013 Contract Settlement during the years ended December 31, 2015, 2014 and 2013 respectively.

Activity under the August 2013 Contract Settlement was as follows (in thousands):

	2015	2014	2013
Deferred Revenue, beginning of year	$2,000	$667	$—
Payment received	2,500	2,500	2,500
Less: Amount amortized as revenue	1,500	1,167	1,833
Deferred Revenue, end of year	$3,000	$2,000	$667

Royalty Expense

Royalty expense for the years ended December 31, 2015, 2014 and 2013 was $5,265, $6,100 and zero respectively, and was a result of our royalty agreement with Leidos. There was no expense for the year ended December 31, 2013. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation matters that have been resolved.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the years ended 2015, 2014 and 2013 we incurred losses. Therefore, the effect of any Common Stock equivalent is anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the year ended December 31, 2015, and 2014 we had, at times, funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Derivative Instruments

Our Series I Warrants contained an anti-dilution provision which prevented them from being considered indexed to our stock. As a result, the warrants were required to be accounted for as derivative instruments. The remaining balance of Series 1 Warrants expired during the year ended December 31, 2015.

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

New Accounting Pronouncements

In November 2015 the Financial Accounting Standards Board (“FASB”) issued “Accounting Standards Update (“ASU”) No. 2015-17—Income Taxes (Topic 740)”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2015, the FASB issued an ASU entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In January 2015, the FASB issued an ASU entitled “Income Statement Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of “Extraordinary Items”. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718),” which makes amendments to the codification topic 718, “Accounting for Share-Based Payments,” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605“Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40,” Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Operations (all amounts in this section are expressed in thousands)

Revenue

	2015	2014	2013
Revenue	$1,555	$1,249	$2,197

Revenue generated for the year ended December 31, 2015 was $1,555 compared to December 31, 2014 of $1,249, and the December 31, 2013 revenue of approximately $2,197. Revenue for the year ended December 31, 2014 of $1,249, was largely a result of the 2013 Contract Settlement described under “Deferred Revenue” above. Under the terms of the 2013 Contract Settlement we are to be paid minimum annual payments of $2,500 over the contract period for a total of $10,000. During the year ended December 31, 2013 we recognized $1,500 of revenue for historical royalties (a portion of the settlement allocated to the use of our patented technology prior the execution of the license agreement) and $697 of revenue for royalties earned subsequent to the settlement, and other licensees. Revenues for historical royalties were estimated based on estimated past and future usage of our IP on our customer's products. During the year ended December 31, 2015 we recognized $1,500 of revenue for royalties from the 2013 Contract Settlement and $55 of revenue for royalties from other licensees.

In addition to the settlement discussed above, during 2015, 2014 and 2013 we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 14 “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received.

Research and Development Expenses

	2015	2014	2013
Research and Development	$2,277	$2,004	$1,782

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2015 was $2,277 compared to December 31, 2014 of $2,004 and $1,782 for the year ended December 31, 2013. The increase in 2015 compared to 2014 was primarily due to the increase in Staff, wages and bonuses. The increase in 2014 compared to 2013 was primarily due to increase in wages and bonuses paid in 2014 compared to 2013.

Selling, General and Administrative Expenses

	2015	2014	2013
Selling, General and Administrative	$23,190	$28,310	$29,002

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2015 was $23,190 compared to December 31, 2014 of $28,310 and $29,002 for the year ended December 31, 2013. The decreases in 2015 and 2014 were primarily due to the decrease in legal fees. Legal fees represent approximately 41% of general and administrative expenses for 2015 as compared to 50% for 2014 and 56% for 2013.

Within selling, general and administrative expenses, legal fees for the year ended December 31, 2015 were $9,630 compared to the year ended December 31, 2014 of $14,012 and $16,363 for the year ended December 31, 2013.

Also included in operating expense in 2015 and 2014 is royalty expense of $5,265 and $6,100, respectively, paid to Leidos, in connection with the settlement with Microsoft, Avaya and Mitel et al. There were no royalty expenses in 2013.

Gain on Settlement

	2015	2014	2013
Gain on Settlement	$—	$(23,000)	$—

In December 2014, we received a $23,000 cash settlement resulting from litigation with Microsoft. In June 2010, we received a $200,000 cash settlement from litigation with Microsoft, in which we agreed to dismiss the pending lawsuits and any damages. The 2010 settlement agreement was amended in December 2014 to settle a subsequent lawsuit with Microsoft, raising the total cash settlement with Microsoft, as amended, to $223,000. In both the original settlement and the December 2014 amendment, we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of Accounting Standards Codification, or ASC, 605 and as a result, the settlement proceeds are classified as a gain on settlement in our statement of operations.

Other Income and Expenses

	2015	2014	2013
Other Income and Expense	$(117)	$2,238	$(1,608)

Our non-cash gain (loss) related to the periodic revaluation of our Series I Warrants liability for the year ended December 31, 2015 was ($117) compared to $2,238 for the year ended December 31, 2014 and ($1,608) for the year ended December 31, 2013. Our non-cash gain (loss) related to the periodic revaluation of our Series I Warrants liability increased by $2,355 for the year ended December 31, 2015, decreased by $630 in the year ended December 31, 2014, as compared to the comparable period in 2013. The increase in 2015 is due to the exercise of Series I Warrants and termination of Warrants. All outstanding Series 1 Warrants expired in March 2015. The decrease in 2014 was as a result of a lower common share price during the year ended December 31, 2014.

Interest income for the year ended December 31, 2015 was $68 compared to $40 for the year ended December 31, 2014, and $122 for the year ended December 31, 2013. These changes are due to timing on the maturity of the investments as well as the amount of cash available for investments.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,2015	Year Ended December 31,2014	Year Ended December 31,2013
United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.04%)	(0.02%)	(1.48%)
Valuation allowance	(33.36%)	(41.67%)	(37.11%)
Stock options	(1.62%)	0.39%	(0.17%)
Prior year adjustment	0.03%	(0.13%)	(1.32%)
R&D Credit	0.38%	—	—
Warrants	(0.14%)	7.92%	2.10%
Other	(0.29%)	(1.64%)	0.18%
Effective income tax rate	(0.04%)	(0.15%)	(2.80%)

In 2015, 2014 and 2013, we had pre-tax losses of $21, $10 and $27 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2015, 2014 and 2013, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets. The small provisions in 2015 and 2014 were related to the payment of miscellaneous penalties and minimum taxes. The 2013 tax provision of $751 was due primarily to a change in our estimate of taxable income for the 2012 period and a tax reserve for certain credits utilized in the 2010 tax return.

Liquidity and Capital Resources

For the year ended December 31, 2015, our cash and cash equivalents totaled $8,726 and our short-term investments totaled $9,954 compared to $18,658 and $22,571, respectively, for the year ended December 31, 2014 and $19,173 and $19,815 respectively, as of December 31, 2013.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2015 will be sufficient to fund our current operations and provide working capital for general corporate purposes and legal expenses for the foreseeable future. We may undertake additional opportunities to seek to grow our business and as a result, we may seek to raise capital in some form within the next twelve months including the actions described below under “Universal Shelf Registration and ATM Offering”. Over the long term, we expect to derive the majority of our revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

During the year ended December 31, 2015, we sold 835,056 shares of common stock under the ATM program. The average sales price per common share was $4.04 and the aggregate proceeds from the sales totaled $3,378 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $101.

Contractual Commitments

	Total	2016	2017	There after
Leases	102	56	46	—
Total	$102	$56	$46	—

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in highly liquid debt instruments including corporate, government and federal agency securities. By policy, we limit the amount of credit exposure to any one issuer.

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

The embedded liability in the Series I Warrant obligations was recorded at estimated fair value. That estimated fair value was determined in large part by reference to our assumptions and estimates of various factors. Notably, our liability increased and incurred significant non-cash expenses, all other factors being constant, when the market price of our common shares increased. Conversely, our liability decreased and we recognized significant non-cash gains, all other factors being constant, when the market price of our common shares decreased. All remaining outstanding Series I Warrants expired in March 2015.

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2015 and December 31, 2014	40
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	41
Consolidated Statements of Comprehensive Loss of VirnetX Holding Corporation for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	41
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	42
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	43
Notes to Financial Statements of VirnetX Holding Corporation	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. VirnetX Holding Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion as to the effectiveness of the Company’s control over financial reporting.

/s/ Farber Hass Hurley LLP

Chatsworth, California March 15, 2016

VirnetX Holding Corporation

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,726	$18,658
Investments available for sale	9,954	22,571
Prepaid expenses and other current assets	685	653
Total current assets	19,365	41,882
Prepaid expenses – non-current	2,759	3,144
Property and equipment, net	48	64
Total assets	$22,172	$45,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,283	$3,327
Royalty payable	—	6,100
Accrued payroll and related expenses	1,383	227
Related-party payable	11	81
Income tax liability	400	408
Deferred revenue, current portion	1,500	1,500
Derivative liability	—	320
Total current liabilities	5,577	11,963

Deferred revenue, non-current portion	1,500	500
Commitments and contingencies (Note 5)	—	—

Stockholders' equity:
Preferred stock, par value $0.0001 per share
Authorized: 10,000,000 shares at December 31, 2015 and 2014,
Issued and outstanding: 0 shares at December 31, 2015 and 2014	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2015 and 2014, Issued and outstanding: 53,198,835 shares and 51,996,701 shares, at December 31, 2015 and 2014, respectively	5	5
Additional paid-in capital	144,778	133,072
Accumulated deficit	(129,669)	(100,435)
Accumulated other comprehensive loss	(19)	(15)
Total stockholders' equity	15,095	32,627
Total liabilities and stockholders' equity	$22,172	$45,090

The accompanying notes are an integral part of these consolidated financial statements

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$1,555	$1,249	$2,197
Operating expenses:
Royalty expense	5,265	6,100	—
Research and development	2,277	2,004	1,782
Selling, general and administrative	23,190	28,310	29,002
Gain on settlement (Note 3)	—	(23,000)	—
Total operating expenses	30,732	13,414	30,784
Loss from operations	(29,177)	(12,165)	(28,587)
Gain (loss) on change in value of embedded derivative and warrants	(117)	2,238	1,608
Interest income, net	68	40	122
Loss before taxes	(29,226)	(9,887)	(26,857)
Income tax expense	(8)	(15)	(751)
Net loss	$(29,234)	$(9,902)	$(27,608)
Basic and diluted loss per share	$(0.56)	$(0.19)	$(0.54)
Weighted average shares outstanding basic and diluted	52,384,494	51,570,472	51,188,006

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net loss	$(29,234)	$(9,902)	$(27,608)
Other comprehensive income (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	(1)	—	(12)
Change in unrealized gain (loss) on investments, net of tax	(3)	22	(33)
Total other comprehensive income (loss), net of tax	(4)	22	(45)
Comprehensive loss	$(29,238)	$(9,880)	$(27,653)

The accompanying notes are an integral part of these consolidated financial statements

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Expense)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	51,150,242	$5	$116,856	$(62,925)	$8	$53,944

Stock-based compensation			7,563			7,563
Exercise of options	39,833		170			170
Vested RSUs	46,066
Comprehensive income:
Net loss				(27,608)		(27,608)
Other comprehensive income net of tax					(45)	(45)
Comprehensive loss						(27,653)
Balance at December 31, 2013	51,236,141	$5	$124,589	$(90,533)	$(37)	$34,024

Stock issued for cash exercise of warrants at 3.59 per share, net	2,500		9			9
Stock-based compensation			8,189			8,189
Exercise of options	679,321		278			278
Vested RSUs	78,739
Derivative liability			7			7
Comprehensive income:
Net loss				(9,902)		(9,902)
Other comprehensive income net of tax					22	22
Comprehensive loss						(9,880)
Balance at December 31, 2014	51,996,701	$5	$133,072	$(100,435)	$(15)	$32,627

Stock issued for cash exercise of warrants at 3.59 per share, net	120,161		431			431
Stock issued for cash at $4.04 per share, net	835,056		3,276			3,276
Advisor warrant issuance			121			121
Stock-based compensation			7,275			7,275
Exercise of options	143,100		165			165
Vested RSUs	103,817
Derivative liability			438			438
Comprehensive income:
Net loss				(29,234)		(29,234)
Other comprehensive loss, net of tax					(4)	(4)
Comprehensive loss						(29,238)
Balance at December 31, 2015	53,198,835	$5	$144,778	$(129,669)	$(19)	$15,095

The accompanying notes are an integral part of these consolidated financial statements

VirnetX Holding Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(29,234)	$(9,902)	$(27,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	25	36
Amortization of warrant issuance costs	91	—	—
Stock-based compensation	7,275	8,189	7,563
Change in value of derivative liability	117	(2,238)	(1,608)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2)	(296)	(243)
Prepaid expenses – Non-current	385	(3,144)	—
Prepaid taxes	—	—	14,963
Deferred revenue	1,000	1,333	667
Accounts payable and accrued liabilities	(1,044)	1,806	(1,449)
Accrued payroll and related expenses	1,156	—	—
Royalty payable	(6,100)	6,100	—
Related-party payable	(70)	81	—
Income tax liability	(8)	13	395
Net cash provided by (used in) operating activities	(26,408)	1,967	(7,284)
Cash flows from investing activities:
Purchase of property and equipment	(10)	(35)	(7)
Purchase of investments	(10,673)	(45,500)	(92,729)
Proceeds from sale, maturity of investments	23,287	42,766	99,362
Net cash provided by (used in) investing activities	12,604	(2,769)	6,626
Cash flows from financing activities:
Proceeds from sale of common stock	3,276	—	—
Proceeds from exercise of options	165	278	170
Proceeds from exercise of warrants	431	9	—
Net cash provided by financing activities	3,872	287	170
Net decrease in cash and cash equivalents	(9,932)	(515)	(488)
Cash and cash equivalents, beginning of year	18,658	19,173	19,661
Cash and cash equivalents, end of year	$8,726	$18,658	$19,173
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$6	$2	$—
Cash paid during the year for interest	$—	$—	$—

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 39 U.S. and 66 foreign patents with approximately 75 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the internet and such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, (f/k/a Science Applications International Corporation or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Use of Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements may be complex and include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Licensing agreements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue Arrangements with Multiple Deliverables.” This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years of $10,000 (“August 2013 Contract Settlement”). From the inception of that license to December 31, 2015, we received cash totaling $7,500, all of which is non-refundable. We recognized $1,500, $1,167 and $1,833 of revenue related from the August 2013 Contract Settlement during the years ended December 31, 2015, 2014 and 2013 respectively.

Activity under the August 2013 Contract Settlement was as follows:

	2015	2014	2013
Deferred Revenue, beginning of year	$2,000	$667	$—
Payment received	2,500	2,500	2,500
Less: Amount amortized as revenue	1,500	1,167	1,833
Deferred Revenue, end of year	$3,000	$2,000	$667

Royalty Expense

Royalty expense for the years ended December 31, 2015, 2014 and 2013 was $5,265, $6,100 and zero respectively and was a result of our royalty agreement with Leidos. There was no expense for the year ended December 31, 2013. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation matters that have been resolved.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Prepaid Expenses and Other Current Assets

Prepaid Expense and Other Current Assets at December 31, 2015 includes the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. Beginning March 2014, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid Expenses-Non-current on the consolidated balance sheet.

Investments

Investments are classified as available-for-sale and are recorded at fair market value. Unrealized gains and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized. Unrealized gains and losses on our investments are included in other comprehensive income. We invest our excess cash primarily in highly liquid debt instruments including corporate, government and federal agency securities, with contractual maturities less than two years. By policy, we limit the amount of credit exposure to any one issuer.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the year ended December 31, 2015 and 2014, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Derivative Instruments

Our Series I Warrants were accounted for as derivative instruments as a result of an anti-dilution provision which, in accordance with U.S. GAAP, prevented them from being considered indexed to our stock and qualified for an exception to derivative accounting.

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

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2015, 2014 and 2013 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements

In November 2015 the Financial Accounting Standards Board (“FASB”) issued “Accounting Standards Update (“ASU”) No. 2015-17—Income Taxes (Topic 740)”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2015, the FASB issued an ASU entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In January 2015, the FASB issued an ASU entitled “Income Statement Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of “Extraordinary Items”. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718),” which makes amendments to the codification topic 718, “Accounting for Share-Based Payments,” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 - Gain on Settlement

In December 2014, we received a $23,000 cash settlement resulting from litigation with Microsoft (see Note 14 “Litigation”). In June 2010, we received a $200,000 cash settlement from litigation with Microsoft, in which we agreed to dismiss the pending lawsuits and any damages. The 2010 settlement agreement was amended in December 2014 to settle a subsequent lawsuit with Microsoft, raising the total cash settlement with Microsoft, as amended, to $223,000. In both the original settlement and the December 2014 amendment, we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of Accounting Standards Codification, or ASC, 605,“Revenue Recognition”, and as a result, the settlement proceeds are classified as a gain on settlement in our consolidated statement of operations.

Note 4 - Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2015	2014	2013
Office furniture	$70	$70	$70
Computer equipment	168	157	121
Total	238	227	191
Less accumulated depreciation	(190)	(163)	(138)
	$48	$64	$53

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $26, $25 and $24 respectively.

Note 5 – Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2015. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, $56 and $56 for the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015 and 2014 we leased the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $593 and $296 in rental fees (including fees and other reimbursements) to the LLC during the year ended December 31, 2015 and 2014 respectively, for such use of which $11 remains payable at December 31, 2015. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. On January 31, 2015 we entered into a 12-month non-exclusive lease with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the Lessor or Lessee. Neither party has yet exercised their termination rights.

Note 6 - Stock Plan

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. The 2013 Plan provides for the issuance of up to 2,500,000 shares of our common stock. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2013 Plan. The 2013 Plan provides for the granting of stock options and restricted stock purchase rights (“RSU”) to our employees and consultants. Stock options granted under the 2013 Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSO”) and stock purchase rights may be granted to our employees and consultants.

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. At December 31, 2015 there were 1,069,552 shares available for grant under the 2013 Plan.

Note 7 - Stock-Based Compensation

The following tables summarize information about stock-options and RSUs outstanding at December 31, 2015:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.24- 1.58	821,402	3.11	$1.11	821,402	3.11	$1.11
$ 1.74- 6.95	2,924,901	3.82	4.74	2,308,933	2.27	4.84
$ 14.52- 35.25	1,253,625	6.71	23.16	987,800	6.40	23.99
	4,999,928	4.43	$8.76	4,118,135	3.43	$8.69

The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,776,224	6.94	—	—
Options granted	274,625	25.37	—	—
Options exercised	(39,833)	4.27	—	—
Options cancelled	(34,167)	20.57	—	—
Outstanding at December 31, 2013	4,976,849	7.86	—	—
Options granted	261,500	15.21	—	—
Options exercised	(679,321)	0.41	—	—
Options cancelled	(70,000)	13.38	—	—
Outstanding at December 31, 2014	4,489,028	$9.33	—	—
Options granted	694,000	4.47	—	—
Options exercised	(143,100)	1.15	—	—
Options cancelled	(40,000)	25.61	—	—
Outstanding at December 31, 2015	4,999,928	$8.76	4.43	$1,215
Options exercisable at December 31, 2015	4,118,135	$8.69	3.43	$1,215

	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2012	151,665	$25.60	$—
RSUs granted	156,415	23.72	—
RSUs vested	(55,832)	27.06	—
RSUs cancelled	(3,333)	24.75	—
Outstanding at December 31, 2013	248,915	$24.10	$—
RSUs granted	154,332	15.30	—
RSUs vested	(88,686)	24.08	—
RSUs cancelled	(4,167)	24.13	—
Outstanding at December 31, 2014	310,394	$19.74	$—
RSUs granted	162,665	5.57	—
RSUs vested	(113,103)	20.11	—
RSUs cancelled	—	—	—
Outstanding at December 31, 2015	359,956	13.22	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2015, which was $2.57, and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $165, $278 and $170 from stock options exercised in 2015, 2014 and 2013 respectively. The total intrinsic value of options exercised was $203, $3,575 and $676 during the years ended December 31, 2015, 2014 and 2013, respectively. For RSUs vested, the intrinsic value is the difference between market price and the vested price on the date of vest. The total intrinsic value of the RSUs vested was zero during the year ended December 31, 2015.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Employee stock options	$4,939	$5,951	$6,488
RSUs	2,336	2,238	1,075
Total stock-based compensation expense	$7,275	$8,189	$7,563

As of December 31, 2015, there was $5,845 of unrecognized stock-based compensation expense expected to be recognized related to unvested employee stock options and $3,384 of unrecognized stock-based compensation expense to be recognized related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 3.02 and 2.32 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected stock price volatility	82%	88%	93%
Risk-free interest rate	2.12%	2.56%	2.04%
Expected life term (in years)	6.07 years	6.0 years	6.10 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $3.17, $11.26 and $19.24 per share during the years ended December 31, 2015, 2014 and 2013, respectively.

The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”, taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. We have not provided an estimate for forfeitures because we have had nominal forfeited options and RSUs and believe that all outstanding options and RSUs at December 31, 2015, will vest. In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 8 - Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2015, 2014 and 2013 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(29,234)	$(9,902)	$(27,608)
Basic and diluted weighted average number of shares outstanding	52,384	51,570	51,188
Basic and diluted loss per share	$(0.56)	$(0.19)	$(0.54)

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

During the year ended December 31, 2015, we sold 835,056 shares under the ATM. The average sales price per common share was $4.04 and the aggregate proceeds from the sales totaled $3,378 during the period. Sales commissions, fees and other costs associated with the ATM totaled $101.

Note 10 – Equity

Warrants

During the year ended December 31, 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020. The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Consolidated Balance Sheet. The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions. The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve-month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Consolidated Statements of Operations.

Information about warrants outstanding during the twelve months ended December 31, 2015 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2014	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2015	Expiration Date
2,619,036(1)	$3.59	157,467	—	120,161	37,306	—	March 2015
25,000(2)	$7.00	—	25,000	—	—	25,000	April 2020
		157,467	25,000	120,161	37,306	25,000
(1)	Referred to as Series I Warrants.
(2)	Referred to as Advisor Warrants

Note 11 - Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees. Our matching contribution to the plan was approximately $59 in 2015, $45 in 2014 and $47 in 2013.

Note 12 - Income Taxes

The income tax provision is comprised of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
Federal	$10	$(13)	$(354)
State	(18)	(2)	(397)
Foreign	—	—	—
	(8)	(15)	(751)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total income tax provision	$(8)	$(15)	$(751)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.04)%	(0.02)%	(1.48)%
Valuation allowance	(33.36)%	(41.67)%	(37.11)%
Stock options	(1.62)%	0.39%	(0.17)%
Prior year true-up	0.03%	(0.13)%	(1.32)%
R&D Credit	0.38%	—	—
Warrants	(0.14)%	7.92%	2.10%
Other	(0.29)%	(1.64)%	0.18%
Effective income tax rate	(0.04)%	(0.15)%	(2.80)%

In 2015, 2014 and 2013, we had pre-tax losses of $21, $10, and $27 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2015, 2014 and 2013, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets. The small provisions in 2015 and 2014 were related to the payment of miscellaneous penalties and minimum taxes. The 2013 tax provision of $751 was due primarily to a change in our estimate of taxable income for the 2012 period and a tax reserve for certain credits utilized in the 2010 tax return.

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Deferred tax assets:
Reserves and accruals	$462	$—
State tax	1	1
Research and development credits and other credits	908	924
Net operating loss carry forward	18,496	11,190
Stock based compensation	9,855	8,452
Other	102	127
Total deferred tax assets	29,824	20,694

Valuation allowance	(29,814)	(20,679)
Deferred tax assets after valuation allowance	10	15

Deferred tax liability:
Depreciation and amortization	(10)	(15)

Total deferred tax liability	(10)	(15)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2015 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2015. The net change in the total valuation allowance for the 12 months ended December 31, 2015 was an increase of $9,135. At December 31, 2015, we had federal and state net operating loss carry-forwards of approximately $52,549 and $37,603, respectively, expiring beginning in 2028 and 2017, respectively. At December 31, 2015, we had federal research and development credit carry-forwards of approximately $908 expiring beginning in 2031.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California the state in which our headquarters was once located has similar rules. Our capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct net operating loss carry forwards generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided contingent reserve under ASC 740-10 of $316 and $316 at December 31, 2015, and December 31, 2014, respectively. Our tax returns are subject to review by various tax authorities. The returns subject to review are those from 2005 forward.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have accrued interest or penalties during the 12-month period ended December 31, 2015 in the amount of $0.

A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance at the beginning of the year	$316	$316	$128
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	188
Settlements	—	—	—
Lapse of applicable statute of limitations	—	—	—
Balance at the end of the year	$316	$316	$316

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

Corporate, Government and U.S. Agency securities: Fair value measured at the closing price reported on the active market on which the individual securities are traded.

      Series I Warrants: Fair value measured by using a Binomial valuation model. The assumptions used to measure fair value of our outstanding Series I Warrants carried as derivative liabilities on our Consolidated Balance Sheet for December 31, 2014 were a warrant exercise price of $3.59 per share, a common share price of $5.49, a discount rate of 1.65%, and a volatility of 89.6%. The balance of the Series 1 Warrants expired in March 2015.

The following table shows our cash and available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents of investments available for sale as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,296	$—	$—	$3,296	$3,296	$—

Level 1:
Mutual funds	5,005	—	—	5,005	5,005	—
Government securities	1,806	—	(3)	1,803	—	1,803
U.S agency securities	8,579	1	(4)	8,576	425	8,151
	15,390	1	(7)	15,384	5,430	9,954
Total	$18,686	$1	$(7)	$18,680	$8,726	$9,954

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,183	$—	$—	$1,183	$1,183	$—

Level 1:
Mutual funds	10,139	—	—	10,139	10,139	—
Corporate securities	9,405	1	(3)	9,403	1,645	7,758
U.S agency securities	20,504	2	(2)	20,504	5,691	14,813
	40,048	3	(5)	40,046	17,475	22,571
Total	$41,231	$3	$(5)	$41,229	$18,658	$22,571

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

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the year ended December 31, 2015, 2014 and 2013 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Beginning Balance	$320	$2,564	$4,172
(Gain) losses included in net losses	117	(2,237)	(1,608)
Settlements	(333)	(7)	—
Expiration of warrants	(104)	—	—
Ending Balance	$—	$320	$2,564

Note 14 - Litigation

We have one intellectual property infringement lawsuit pending against Apple, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that this party infringes on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Corporation for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. In its order, issued on February 16, 2016, the court has set all post-trial motions for hearing on May 25, 2016 at 10:00 a.m. in the United States Court for the Eastern District of Texas, Texarkana Division. The court has also ordered both parties to attend mediation by May 16, 2016.

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

Note 15 - Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(in thousands except per share)
2015
Revenue	$375	$400	$375	$405
Loss from operations	(5,759)	(9,567)	(6,102)	(7,749)
Net loss	(5,855)	(9,546)	(6,097)	(7,736)
Basic earnings (loss) per common share	$(0.11)	$(0.18)	$(0.12)	$(0.15)
Diluted earnings (loss) per common share	$(0.11)	$(0.18)	$(0.12)	$(0.15)
	First	Second	Third	Fourth
	(in thousands except per share)
2014
Revenue	$250	$268	$292	$439
Gain on settlement	—	—	—	23,000
Income (loss) from operations	(6,953)	(6,171)	(6,250)	6,870
Net income/ (loss)	(6,087)	(6,670)	(4,468)	7,325
Basic earnings (loss) per common share	$(0.12)	$(0.13)	$(0.09)	$0.14
Diluted earnings (loss) per common share	$(0.12)	$(0.13)	$(0.09)	$0.14

Note 16 – Subsequent Events

Subsequent to the year ended December 31, 2015, we sold 1,231,069 shares under the ATM. The average sales price per common share was $4.13 and the aggregate proceeds from the sales totaled $5,086 during the period. Sales commissions, fees and other costs associated with the ATM totaled $153.

On February 4, 2016, a jury in the U.S. Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Corporation for infringing four of our patents. The verdict includes royalties awarded to us based on an earlier patent infringement finding against Apple. ln addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe our patents. We are uncertain if the court’s decision may be appealed, or if other actions may be taken which would impact the court’s decision.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited the internal control over financial reporting of VirnetX Holding Corporation (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated March 15, 2016, expressed an unqualified opinion on those financial statements.

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 15, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2015.

The purpose of this evaluation was to determine whether as of December 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. There were no changes in our internal control over financial reporting during the period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2015; their report is included elsewhere herein.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2016 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) which will be filed within 120 days of our fiscal year end.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Board of Directors,” “Nominee and Continuing Directors,” “Executive Officers,” “Composition of the Board of Directors,” “Board Meetings and Committees and Annual Meeting Attendance,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Compensation Committee Matters,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” and “Option Exercises in Fiscal Year 2015.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the section “Voting Securities and Principal Holders.”

Securities Authorized for Issuance Under the Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2023. As of December 31, 2015, there were 1,069,552 shares available to be granted under the Plan. We had 4,999,928 and 4,489,028 options outstanding at December 31, 2015, and December 31, 2014, respectively, with an average exercise price of $8.69 and $9.33, respectively. We had 359,956 and 317,894 restricted stock units outstanding at December 31, 2015 and December 31, 2014 respectively with a weighted average grant price of $13.22 and $19.74 respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,342,027	$9.04	1,069,552
Equity compensation plans not approved by security holders	—		—
Total	5,342,027	$9.04	1,069,552

On May 14, 2015 the Compensation Committee granted 37,500 options and 24,999 RSUs to the Board of Directors of VirnetX Inc. On February 22, 2015, April 14, 2015, May 20, 2015, and October 1, 2015 the Compensation Committee granted 25,000, 206,500, 25,000 and 400,000 options respectively and on May 20, 2015, 137,666 RSUs to the employees of VirnetX, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Transactions with Related Persons” and “Composition of Board of Directors.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under “Principal Accountant Fees & Services.”

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

Dated: March 15, 2016

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 15, 2016
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 15, 2016
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 15, 2016
Robert D. Short III

/s/ Gary Feiner	Director	March 15, 2016
Gary Feiner

/s/ Michael F. Angelo	Director	March 15, 2016
Michael F. Angelo

/s/ Thomas M. O'Brien	Director	March 15, 2016
Thomas M. O'Brien

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	By-Laws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
4.3	Specimen Common Stock Certificate.	S-3	4.1	08/20/2015	333-206497
4.4	Form of Senior Indenture	S-3	4.2	08/20/2015	333-206497
4.5	Form of Subordinated Indenture	S-3	4.4	08/20/2015	333-206497
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, Thomas M. O'Brien and Richard Nance.	8-K	10.3	07/12/2007	000-26895
10.2*	2007 Stock Plan, as amended on April 13, 2012.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan.	DEF 14A	Appendix A	04/12/2013	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.13	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008.	8-K	10.2	03/18/2008	001-33852
10.19	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008.	8-K	10.3	03/18/2008	001-33852
10.20**	Engagement Letter dated June 8, 2009, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	08/10/2009	001-33852
10.21**	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	05/07/2010	001-33852
10.22**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	000-33852
10.23***	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.24*	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.	10-Q	10.4	05/10/2012	001-33852
10.25	Patent Licensing Representative Agreement, by and between IPValue Management, Inc. and VirnetX, Inc., dated May 8, 2015.	10-Q	10.1	05/11/2015	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this Exhibit.
***	Portions of this Exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
††	XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.