Form 10-Q
period 2016-03-31
VirnetX Holding Corp
filed 2016-05-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Yes ☒No ☐

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 4, 2016, was 55,663,568.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2016 (unaudited)	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,269	$8,726
Investments available for sale	8,599	9,954
Prepaid expenses and other current assets	919	685
Total current assets	18,787	19,365
Prepaid expenses – non-current	2,663	2,759
Property and equipment, net	44	48
Total assets	$21,494	$22,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,926	$2,283
Accrued payroll and related expenses	—	1,383
Related-party payable	—	11
Income tax liability	400	400
Deferred revenue, current portion	1,500	1,500

Total current liabilities	5,826	5,577

Deferred revenue, non-current portion	1,125	1,500
Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2016 and December 31, 2015, Issued and outstanding: 0 shares at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2016 and December 31, 2015, Issued and outstanding: 54,889,855 shares and 53,198,835 shares, at March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	152,827	144,778
Accumulated deficit	(138,279)	(129,669)
Accumulated other comprehensive loss	(10)	(19)
Total stockholders’ equity	14,543	15,095
Total liabilities and stockholders’ equity	$21,494	$22,172

The accompanying notes are an integral part of these consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$375	$375
Operating expense:
Research and development	450	392
Selling, general and administrative	8,543	5,742
Total operating expense	8,993	6,134
Loss from operations	(8,618)	(5,759)
Loss on change in value of derivative liability	—	(117)
Interest income, net	15	23
Loss before taxes	(8,603)	(5,853)
Provision for income taxes	(7)	(2)
Net loss	$(8,610)	$(5,855)
Basic and diluted loss per share	$(0.16)	$(0.11)
Weighted average shares outstanding basic and diluted	54,135	52,027

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(8,610)	$(5,855)
Other comprehensive gain, net of tax:
Change in unrealized gain on investments, net of tax	9	8
Total other comprehensive gain, net of tax	9	8
Comprehensive loss	$(8,601)	$(5,847)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
Cash flows from operating activities:	March 31, 2016	March 31, 2015
Net loss	$(8,610)	$(5,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	7
Stock-based compensation	1,234	1,692
Amortization of warrant issuance costs	(30)	—
Change in value of derivative liability	—	117
Changes in assets and liabilities:
Prepaid expenses	(108)	(208)
Accounts payable and accrued liabilities	1,643	(2,248)
Payroll accrual	(1,383)	—
Income tax liability	—	(13)
Related party payable	(11)	(81)
Deferred revenue	(375)	(375)
Net cash used in operating activities	(7,634)	(6,964)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(4)
Purchase of investments	(2,752)	(2,932)
Proceeds from sale or maturity of investments	4,116	4,101
Net cash provided by investing activities	1,362	1,165
Cash flows from financing activities:
Proceeds from exercise of options	20	—
Proceeds from exercise of warrants	—	431
Proceeds from sale of common stock	6,795	—
Net cash provided by financing activities	6,815	431
Net increase (decrease) in cash and cash equivalents	543	(5,368)
Cash and cash equivalents, beginning of period	8,726	18,658
Cash and cash equivalents, end of period	$9,269	$13,290

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
 (Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation, which we refer to as “we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. Prior to 2012 our revenue was limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement. Since 2012 we had revenues from settlements of patent infringement disputes whereby we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement, as well as license agreement revenues from settlements providing licensing for the continued use of our technology (see “Revenue Recognition”).

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 46 U.S. and 69 foreign patents with approximately 75 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, (f/k/a Science Applications International Corporation or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Note 2 —  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2016, the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2016 and 2015, and our cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in our accounting estimates are reasonably likely to occur. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, at the time they are made and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Index
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

Patent License Agreements: Upon signing a patent license agreement, including licenses entered into upon settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

• Consideration for Past Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented technology prior to signing a patent license agreement with us or from the resolution of a litigation, disagreement or arbitration with a licensee over the specific terms of an existing license agreement. We may also receive royalty for past sales in connection with the settlement of patent litigation where there was no prior patent license agreement. These amounts are negotiated, typically based upon application of a royalty rate to historical sales prior to the execution of the license agreement. In each of these cases, because delivery has occurred, we record the consideration as revenue when we have obtained a signed agreement, identified a fixed or determinable price, and determined that collectability is reasonably assured.

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). From the inception of that license to March 31, 2016, we received cash totaling $7,500, all of which is non-refundable, and in accordance with our revenue recognition policy. We will not recognize any of the $2,500 balance due until collected. We recognized $375 of revenue related to the August 2013 Contract Settlement during the three months ended March 31, 2016 and 2015.

Activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2015	$3,000
Less: Amount amortized as revenue	375
Deferred Revenue, March 31, 2016	$2,625

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the three months ended March 31, 2016 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Prepaid Expenses

Prepaid expenses at March 31, 2016 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses-non-current on the consolidated balance sheet.

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

U.S. government and U.S. Agency Securities:  Fair value measured at the closing price reported on the active market on which the individual securities are traded.

Index
The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,463	$—	$—	$5,463	$5,463	$—

Level 1:
Mutual funds	3,201	—	—	3,201	3,201	—
U.S. government securities	1,804	1	—	1,805	—	1,805
U.S. agency securities	7,397	3	(1)	7,399	605	6,794
	12,402	4	(1)	12,405	3,806	8,599
Total	$17,865	$4	$(1)	$17,868	$9,269	$8,599

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,296	$—	$—	$3,296	$3,296	$—

Level 1:
Mutual funds	5,005	—	—	5,005	5,005	—
U.S. government securities	1,806	—	(3)	1,803	—	1,803
U.S. agency securities	8,579	1	(4)	8,576	425	8,151
	15,390	1	(7)	15,384	5,430	9,954
Total	$18,686	$1	$(7)	$18,680	$8,726	$9,954

The following table sets forth a summary of changes in the fair value of our Level 3 liability stated at fair value for the three months ended March 31, 2015.

Three Months Ended March 31, 2015 Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance December 31, 2014	$320
Gain on derivative liability included in net loss	117
Settlements	(333)
Expiration of warrants	(104)
Balance March 31, 2015	$—

Index
New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We are currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

In February of 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In November 2015, the FASB issued “Accounting Standards Update No. 2015-17—Income Taxes (Topic 740)”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

In February 2015, the FASB issued an ASU entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

In January 2015, the FASB issued an ASU entitled “Income Statement Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of “Extraordinary Items”. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718),” which makes amendments to the codification topic 718, “Accounting for Share-Based Payments,” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

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

Note 3 — Income Taxes

We had income tax expense of $7 for the three months ended March 31, 2016, as a result of minimum tax payments.  During the three month periods ended March 31, 2016, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $3,342 for the three months ended March 31, 2016.

We had income tax expense of $2 for the three months ended March 31, 2015.  During the three month period ended March 31, 2015, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards. Valuation allowances provided for our net deferred tax assets increased by approximately $2,214 for the three months ended March 31, 2015.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2016. The valuation allowance carried against our net deferred tax assets was approximately $33,000 and $30,000 at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, we have federal and state net operating loss carry-forwards of approximately $59,000 and $37,000, respectively, expiring beginning in 2027 and 2016, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2016, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 4 — Commitments And Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $132 and $82 in rental fees and reimbursements to the LLC during the three months ended March 31, 2016 and 2015 respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. The lease term ends January 2017, non-exclusive and provides for use of the plane at a rate of $8 per flight hour, and requires no minimum usage. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the Lessor or Lessee.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2024. As of March 31, 2016, 1,069,552 shares remained available for grant under the Plan. During the three months ending March 31, 2016 there were no grants of options or RSUs.

Stock-based compensation expense included in general and administrative expense was $1,234 and $1,692 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the unrecognized stock-based and RSUs compensation expense related to non-vested stock options and RSUs was $5,145 and $2,851, respectively, which will be amortized over an estimated weighted average period of approximately 2.85 and 2.07 years, respectively.

Index
Note 6 — Equity

Common Stock

On August 21, 2015 we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities.  We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 20, 2015 through March 31, 2016, we sold 2,475,719 shares under the ATM. The average sales price per common share was $4.19 and the aggregate proceeds from the sales totaled $10,383 during the period. Sales commissions, fees and other costs associated with the ATM totaled $311.

During the three months ended March 31, 2016, we sold 1,640,663 shares under the ATM.  The average sales price per common share was $4.27 and the aggregate proceeds from the sales totaled $6,795 during the period. Sales commissions, fees and other costs associated with the ATM totaled $210.

Warrants

In 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020.  The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve-month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Condensed Consolidated Statements of Operations.

The fair value of the Advisor Warrants at the issuance date of $121 was estimated utilizing the Black-Scholes valuation model with the following assumptions: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 87.5 percent, (iii) a risk-free interest rate of 1.33 percent, and (iv) an expected warrant term of 5 years.

Information about warrants outstanding during the three months ended March 31, 2016 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2015	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2016	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. (“Apple”) for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. In its order, issued on February 16, 2016, the court has set all post-trial motions for hearing on May 25, 2016 at 10:00 a.m. in the United States Court for the Eastern District of Texas, Texarkana Division. The court has also ordered both parties to attend mediation by May 16, 2016.

VirnetX Inc. v. Cisco Systems, Inc. et al. (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra USA. Inc. (“Aastra”), Apple, Cisco Systems, Inc. (“Cisco”), and NEC Corporation (“NEC”) in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and try only the case against Apple on the scheduled trial date. The jury trial of our case against Cisco was held on March 4, 2013. The jury in our case against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents were denied and the case against Cisco was closed.

The jury trial of our case against Apple was held on October 31, 2012. On November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple’s motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. All the issues at hand in Case 6:13-CV-00211-LED will now be addressed as a part of VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) - Consolidated Lead Case. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

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

Note 8 — Subsequent Events

Subsequent to the period ended March 31, 2016, we sold 773,713 shares under the ATM. The average sales price per common share was $4.87 and the aggregate proceeds from the sales totaled $3,772 during the period. Sales commissions, fees and other costs associated with the ATM totaled $113.

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

Company Overview

We are an Internet security software and technology Company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 46 U.S. and 69 foreign patents with approximately 75 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

We have an ongoing GABRIEL Licensing Program under which we offer licenses to our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection 3 Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations with minimal code changes and include object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

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

We intend to further license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE.

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. Leidos, Inc. is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of over 110 U.S. and international patents and with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We are currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

In February of 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In November 2015, the FASB issued “Accounting Standards Update No. 2015-17—Income Taxes (Topic 740)”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Index
In April 2015, the FASB issued an ASU entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

In February 2015, the FASB issued an ASU entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

In January 2015, the FASB issued an ASU entitled “Income Statement Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of “Extraordinary Items”. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718),” which makes amendments to the codification topic 718, “Accounting for Share-Based Payments,” when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted. We implemented this guidance effective January 1, 2016.  Implementation did not have a material impact on our financial position or results of operations.

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

Index
Results of Operation

Three Months Ended March 31, 2016
Compared with Three Months Ended March 31, 2015
(in thousands, except per share amounts)

Revenue

For the three months ended March 31, 2016 and 2015 we recognized revenue of $375 from non-refundable up-front fees earned during the period. In August 2013 we began receiving annual payments on a contract with a total value over 4 years of $10,000. From its inception through March 31, 2016 we received total payments of $7,500 under this license. Revenues from these fees are deferred and recognized as revenue as earned in accordance with our revenue recognition policy, but not in advance of collection.

Research and Development Expenses

Our research and development expenses increased by $58 to $450 for the three months ended March 31, 2016, from $392 for the three months ended March 31, 2015. This increase was primarily due to increase in wages and medical costs for our employees.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $2,801 to $8,543 for the three months ended March 31, 2016, from $5,742 for the three months ended March 31, 2015. The increase is primarily due to an increase in legal fees of $2,960 associated with the current patent infringement actions.

Other Income and Expenses

For the three months ended March 31, 2015, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $117. The loss from the revaluation of the warrant liability in the three months ended March 31, 2015 primarily resulted from an increase in our common share price during the period. There was no gain or loss related to these warrants for the three months ended March 31, 2016, as the warrants were settled or expired during the three months ended March 31, 2015.

Interest income decreased by $8 to $15 for the three months ended March 31, 2016, from $23 for the comparable 2015 period.

Liquidity and Capital Resources

As of March 31, 2016, our cash and cash equivalents totaled approximately $9,269 and our short-term investments totaled approximately $8,599, compared to cash and cash equivalents of approximately $8,726 and short-term investments of approximately $9,954 at December 31, 2015, respectively. Working capital was $12,961 at March 31, 2016, and $13,788 at December 31, 2015. The decrease in cash and investments during the three months ended March 31, 2016 was primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions and the loss incurred during the period.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2016, as well as cash received from sales of common shares under the ATM discussed below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

During the three months ended March 31, 2016, we sold 1,640,663 shares under the ATM. The average sales price per common share was $4.27 and the aggregate proceeds from the sales totaled $6,795 during the period. Sales commissions, fees and other costs associated with the ATM totaled $210.

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

Income Taxes

We had income tax expense of $7 for the three months ended March 31, 2016, as a result of minimum tax payments.  During the three month periods ended March 31, 2016, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $3,342 for the three months ended March 31, 2016.

We had income tax expense of $2 for the three months ended March 31, 2015.  During the three month period ended March 31, 2015, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards. Valuation allowances provided for our net deferred tax assets increased by approximately $2,214 for the three months ended March 31, 2015.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against its net deferred tax assets at March 31, 2016. The valuation allowance carried against our net deferred tax assets was approximately $33,000 and $30,000 at March 31, 2016 and December 31, 2015, respectively.

Index
At March 31, 2016, we have federal and state net operating loss carry-forwards of approximately $59,000 and $37,000, respectively, expiring beginning in 2027 and 2016.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2016, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of March 31, 2016.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations with respect to future stock-based compensation costs and other equity transactions.

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2016.

The purpose of this evaluation was to determine whether as of March 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. (“Apple”) for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. In its order, issued on February 16, 2016, the court has set all post-trial motions for hearing on May 25, 2016 at 10:00 a.m. in the United States Court for the Eastern District of Texas, Texarkana Division. The court has also ordered both parties to attend mediation by May 16, 2016.

VirnetX Inc. v. Cisco Systems, Inc. et al. (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra USA, Inc. (“Aastra”), Apple, Cisco Systems, Inc. (“Cisco”), and NEC Corporation (“NEC”) in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant, and try only the case against Apple on the scheduled trial date. The jury trial of our case against Cisco was held on March 4, 2013. The jury in our case against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents were denied and the case against Cisco was closed.

The jury trial of our case against Apple was held on October 31, 2012. On November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 in daily interest up to final judgment and $330 in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the United States Court of Appeals for the Federal Circuit (USCAFC). On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple’s motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. All the issues at hand in Case 6:13-CV-00211-LED will now be addressed as a part of VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) - Consolidated Lead Case. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

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

Index
ITEM 1A — RISK FACTORS

You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q, as well as our Annual Form 10-K filed March 15, 2016 before making any investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occurs, you could lose substantial value or your entire investment in our shares.

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

We believe our patents are valid, enforceable and valuable.  Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business.  Similar challenges could also prevent us from obtaining additional patents in the future.  Additionally, several of our patents are currently, and other patents may in the future be, subject to USPTO post-grant inter partes review proceedings (“IPR”) which may result in all or part of these patents being invalidated or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs may result in losses, exhaustion of financial resources, reduction in our ability to enforce our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in enforcing our rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect.  These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest.  If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation.  We believe that this litigation and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources.  The counterpart to our litigation is a large, well-financed company with substantially greater resources than us.  We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend.  Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize products.

Index
We can provide no assurances that the licensing of our essential security patents under FRAND will be successful.

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights (“IRP”) policies.  This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution (“LTE”), Systems Architecture Evolution (“SAE”) project.  We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential, to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI IPR policies. Our licensing declarations under the ATIS and ETSI IPR policies may limit our flexibility in determining royalties and license terms for certain of our patents.  Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences to which we may not be able to adapt successfully.

The current regulatory environment for our products and services remains unclear.  We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities.  Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations.  For example, Voice-over-Internet Protocol (“VoIP”) services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs which adversely affect the marketability of our products and planned products related to VoIP.  For further example, the use of the Internet and private Internet Protocol (“IP”) networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

●	New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has recently modified some tests used by the United States Patent and Trademark Office (“USPTO”) in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the United States recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents

●	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

●	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

●	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

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

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of, including but not limited to:

●	The need to educate potential customers about our patent rights and our product and service capabilities;

●	Customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

●	Customers’ budgetary constraints;

●	The timing of customers’ budget cycles;

●	Delays caused by customers’ internal review processes;

●	Long sales cycles that may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

If we are unable to expand our revenue sources or establish, sustain, grow or replace relationships with a diversified customer base, our revenues may be limited.

We currently generate revenue from (i) a limited number of customers that have entered into Settlement and License Agreements and (ii) our GABRIEL Collaboration Suite. Although our GABRIEL Collaboration Suite is generating revenue, it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

We have limited technical resources and are at an early stage in the development and commercialization of our GABRIEL Collaboration Suite.

We recently launched our first commercial product, the GABRIEL Collaboration Suite. As such, we have a small technical team, which limits our ability to rapidly adapt our product to customer requirements or add new product features to maintain our competitive edge and drive adoption. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our GABRIEL Collaboration Suite, we may not be able to effectively:

•	generate revenues or profit from product sales;

•	drive adoption of our products;

•	attract and retain customers for our products;

•	provide appropriate levels of customer training and support for our products;

•	implement an effective marketing strategy to promote awareness of our products;

•	focus our research and development efforts in areas that generate returns on our efforts;

•	anticipate and adapt to changes in our market; and

•	protect our products from any system failures or other breaches.

In addition, a high percentage of our expenses are and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

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

Our business will depend upon, among other things, the capacity, reliability and security of the infrastructure owned by third parties that we will use to deploy our offerings.  We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment.  We depend on these companies to maintain the operational integrity of our connections.  If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted.  Also, to the extent the number of users of networks utilizing our current or future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions.  System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users.  In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures.  These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

System failure or interruption or our failure to meet increasing demands on our systems could harm our business.

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish.  To the extent the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures.  Our systems and operations will also be vulnerable to damage or interruption from, among other things:

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

If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve to the foregoing, our ability to sell our products would be adversely affected, and our reputation with current and potential customers could be harmed.  In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.  Our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products instead of ours in the future.

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

Our dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities.  We therefore cannot make assurances that our Board of Directors will determine to pay regular or special dividends in the future. Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

The exercise of our outstanding stock options would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2016, we had outstanding options to purchase an aggregate of 4,949,571 shares of common stock representing 8.22% of our total shares outstanding of which 4,168,095 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, and such issuance would dilute non-exercising stockholders’ percentage voting interests and increase the number of shares eligible for resale in the public market.

Index
Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between April 1, 2015, and March 31, 2016, the reported last adjusted closing price on NYSE MKT for our common stock ranged between $2.00 and $7.31 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivative transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	general economic and financial conditions

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority (“FINRA”). While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted or successfully eradicated. Significant short selling or other types of market manipulation could cause our stock trading price to decline, to become more volatile, or both.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss $26.9 million for the year ended December 31, 2012, a net loss of $27.6 million for the year ended December 31, 2013, a net loss of $9.9 million for the year ended December 31, 2014 and a net loss of $29.2 million for the year ended December 31, 2015 and a net loss $8.6 million for the quarter ended March 31, 2016, with an accumulated deficit of $138.3 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of March 31, 2016, our executive officers and directors beneficially owned approximately 18% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 11%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Date: May 10, 2016