Form 10-Q
period 2016-06-30
VirnetX Holding Corp
filed 2016-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 4, 2016, was 56,660,039.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2016 (unaudited)	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,915	$8,726
Investments available for sale	8,297	9,954
Prepaid expenses and other current assets	833	685
Total current assets	19,045	19,365
Prepaid expenses, non-current	2,567	2,759
Property and equipment, net	38	48
Total assets	$21,650	$22,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,495	$2,283
Accrued payroll and related expenses	—	1,383
Related-party payable	21	11
Income tax liability	400	400
Deferred revenue, current portion	1,500	1,500

Total current liabilities	3,416	5,577

Deferred revenue, non-current portion	750	1,500
Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2016 and December 31, 2015, Issued and outstanding: 0 shares at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at June 30, 2016 and December 31, 2015, Issued and outstanding: 56,435,095 shares and 53,198,835 shares, at June 30, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	161,097	144,778
Accumulated deficit	(143,617)	(129,669)
Accumulated other comprehensive loss	(2)	(19)
Total stockholders’ equity	17,484	15,095
Total liabilities and stockholders’ equity	$21,650	$22,172

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$398	$400	$773	$775
Operating expense:
Royalty expense	—	4,236	—	4,236
Research and development	481	417	931	809
Selling, general and administrative	5,270	5,314	13,814	11,057
Total operating expense	5,751	9,967	14,745	16,102
Loss from operations	(5,353)	(9,567)	(13,972)	(15,327)
Loss on change in value of derivative liability	—	—	—	(117)
Interest income, net	16	21	31	45
Loss before taxes	(5,337)	(9,546)	(13,941)	(15,399)
Provision for income tax	—	—	(7)	(2)
Net loss	$(5,337)	$(9,546)	$(13,948)	$(15,401)
Basic and diluted loss per share	$(0.10)	$(0.18)	$(0.25)	$(0.30)
Weighted average shares outstanding basic and diluted	55,712	52,160	54,924	52,093

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(5,337)	$(9,546)	$(13,948)	$(15,401)
Other comprehensive income (loss):
Change in equity adjustment from foreign currency translation, net of tax	4	(3)	3	(3)
Change in unrealized gain on investments, net of tax	3	—	14	7
Total other comprehensive income gain (loss)	7	(3)	17	4
Comprehensive loss	$(5,330)	$(9,549)	$(13,931)	$(15,397)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(13,948)	$(15,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	13
Amortization of warrant issuance costs	30	30
Stock-based compensation	2,556	3,437
Change in value of derivative liability	—	117
Changes in assets and liabilities:
Prepaid expenses and other assets	14	(17)
Income tax liability	—	(13)
Accounts payable and accrued liabilities	(788)	(2,803)
Related-party payable	10	(81)
Payroll accrual	(1,383)	—
Royalty payable	—	1,889
Deferred revenue	(750)	(750)
Net cash used in operating activities	(14,244)	(13,579)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(4)
Purchase of investments	(5,195)	(4,921)
Proceeds from sale or maturity of investments	6,870	12,459
Net cash provided by investing activities	1,670	7,534
Cash flows from financing activities:
Proceeds from warrant exercise	—	431
Proceeds from exercise of stock options	20	—
Proceeds from sale of common stock	13,743	—
Net cash provided by financing activities	13,763	431
Net change in cash and cash equivalents	1,189	(5,614)
Cash and cash equivalents, beginning of period	8,726	18,658
Cash and cash equivalents, end of period	$9,915	$13,044
Non-cash transactions
Fair value of warrants issued for services	$—	$121

See accompanying notes to condensed consolidated financial statements.

Index
 VIRNETX HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation, which we refer to as “we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. Prior to 2012, our revenue was limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement. Since 2012 we had revenues from settlements of patent infringement disputes whereby we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement, as well as license agreement revenues from settlements providing licensing for the continued use of our technology (see “Revenue Recognition”).

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, (f/k/a Science Applications International Corporation or SAIC) in 2006 and we are required to make payments to Leidos, in certain cases that result in cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Note 2 —  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2016, the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). From the inception of that license to June 30, 2016, we received cash totaling $7,500, all of which is non-refundable. In accordance with our revenue recognition policy, we will not recognize any of the $2,500 balance due until collected. That balance is due in August 2016. We recognized $375 and $750 of revenue related to the August 2013 Contract Settlement during the three and six months ended June 30, 2016 and 2015 respectively.

Activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2015	$3,000
Less: Amount amortized as revenue	750
Deferred Revenue, June 30, 2016	$2,250

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the six months ended June 30, 2016 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Prepaid Expenses

Prepaid expenses at June 30, 2016 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses-non-current on the consolidated balance sheet.

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

Index
The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,790	$-	$-	$5,790	$5,790	$-

Level 1:
Mutual funds	3,185	-	-	3,185	3,185	-
U.S. government securities	1,805	3	-	1,808	-	1,808
U.S. agency securities	7,424	5	-	7,429	940	6,489
	12,414	8	-	12,422	4,125	8,297
Total	$18,204	$8	$-	$18,212	$9,915	$8,297

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,296	$—	$—	$3,296	$3,296	$—

Level 1:
Mutual funds	5,005	—	—	5,005	5,005	—
U.S. government securities	1,806	—	(3)	1,803	—	1,803
U.S. agency securities	8,579	1	(4)	8,576	425	8,151
	15,390	1	(7)	15,384	5,430	9,954
Total	$18,686	$1	$(7)	$18,680	$8,726	$9,954

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In May 2016, the FASB issued ASU No. 2016-12 which amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. This ASU is effective for reporting periods beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB's new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on our financial position and statement of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We are currently evaluating the impact of adopting the new stock compensation standard on our consolidated financial statements.

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

Note 3 - Income Taxes

We had $7 income tax expense for the six months ended June 30, 2016.  During the three and six month periods ended June 30, 2016, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $1,892 and $5,235 for the three and six months ended June 30, 2016, respectively.

We had $2 income tax expense for the six months ended June 30, 2015 related to minimum tax payments.  During the three and six month periods ended June 30, 2015, we had NOLs which generated deferred tax assets for NOL carryforwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2016. The valuation allowance provided against our net deferred tax assets was approximately $35,000 and $30,000 at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, we have federal and state NOL carry-forwards of approximately $63,000 and $37,000, respectively, expiring beginning in 2027 and 2016, respectively.

We have adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2016, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Index
Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $235 and $367 compared to $82 and $303 in rental fees and reimbursements to the LLC during the three and six months ended June 30, 2016 and 2015, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. The lease term ends January 2017, and provides for non-exclusive use of the plane at a rate of $8 per flight hour, and requires no minimum usage. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the Lessor or Lessee.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan"), which has been approved by our stockholders.  The Plan provides for grants of 14,124,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023.  As of June 30, 2016, 421,221 shares remained available for grant under the Plan.

During the three months ended June 30, 2016, we granted options for a total of 379,000 shares with a weighted average grant date fair value of $3.43. During the three months ended June 30, 2015, we granted options totaling 269,000 shares with a weighted average grant date fair value of $4.15.

During the six months ended June 30, 2016, we granted options for a total of 429,000 shares. The weighted average fair values at the grant dates for options issued during the six months ended June 30, 2016 was $3.22 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2016 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 79 percent (iii) a risk-free interest rate of 1.87 percent and (iv) an expected option term of 6 years.

During the six months ended June 30, 2015, we granted options for a total of 294,000 shares with a weighted average grant date fair value of $4.19. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2015 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility average of 86 percent (iii) a risk-free interest rate average of 2.21 percent and (iv) ab expected option term average of 6 years.

During the three months ended June 30, 2016 and 2015, we granted 219,331 and 162,665 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the three months ended June 30, 2016 and 2015 were $4.75 and $5.57 per RSU, respectively.

During the six months ended June 30, 2016 and 2015, we granted 219,331 and 162,665 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the six months ended June 30, 2016 and 2015 were $4.75 and $5.57 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,322 and $2,556 for the three and six months ended June 30, 2016, respectively, and $1,745 and $3,437 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $5,807 and $3,273, respectively, which will be amortized over an estimated weighted average period of approximately 3.05 and 2.88 years, respectively.

During the six month period ended June 30, 2016 we issued 105,974 new shares of common stock as a result of RSUs which vested and were paid out and issued 50,357 shares of common stock as a result of stock options that were exercised during the period.

Index
Note 6 — Equity

In August 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 2015 through June 30, 2016, we sold 3,914,985 shares under the ATM. The average sales price per common share was $4.48 and the aggregate proceeds from the sales totaled $17,019 during the period. Sales commissions, fees and other costs associated with the ATM totaled $526.

During the three and six months ended June 30, 2016, we sold 1,439,266 and 3,079,929 shares under the ATM, respectively. The average sales price per common share was $4.98 and $4.60 and the aggregate proceeds from the sales totaled $6,949 and $13,743 during the period, respectively. Sales commissions, fees and other costs associated with the ATM totaled $214 and $425, respectively.

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

Information about warrants outstanding during the six months ended June 30, 2016 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2015	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2016	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

Index
Note 7 — Litigation

We have one intellectual property infringement lawsuit pending against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Apple infringes on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. The post-trial hearing was held on May 25, 2016 in the United States Court for the Eastern District of Texas, Texarkana Division. (See note 8 - Subsequent Events.)

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

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)

On November 6, 2012, we filed a new complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

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

Note 8 — Subsequent Events

Subsequent to the period ended June 30, 2016, we sold 224,944 shares under the ATM. The average sales price per common share was $4.05 and the aggregate proceeds from the sales totaled $883 during the period. Sales commissions, fees and other costs associated with the ATM totaled $27.

On July 29, 2016, the United States District Court for the Eastern District of Texas, Tyler Division, issued a new order in the Company's pending litigation, Case No. 6:1 0-cv-41 7 ("Apple I") and, Case No. 6:1 2-cv-855 ("Apple II"), against Apple Inc., vacating it's previous order consolidating the two cases and ordering the parties to retry them as separate cases. According to the order, Apple I is now scheduled for Jury selection on September 26, 2016, unless the parties agree otherwise on an alternative date, and Apple II will now be retried after Apple I. The issue of willfulness in each case has been bifurcated and will be tried separately after each trial.

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

Company Overview

We are an Internet security software and technology Company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, in certain cases that result in cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Index
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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”) is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of over 110 U.S. and international patents and with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

Recent Developments

On July 29, 2016, the United States District Court for the Eastern District of Texas, Tyler Division, issued a new order in the Company's pending litigation, Case No. 6:10-cv-417 ("Apple I") and. Case No. 6:12-cv-855 ("Apple II"), against Apple Inc., vacating it's previous order consolidating the two cases and ordering the parties to retry them as separate cases. According to the order, Apple I is now scheduled for Jury selection on September 26, 2016, unless the parties agree otherwise on an alternative date, and Apple II will now be retried after Apple I. The issue of willfulness in each case has been bifurcated and will be tried separately after each trial.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In May 2016, the FASB issued ASU No. 2016-12 which amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. This ASU is effective for accounting periods beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB's new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on our financial position and statement of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. We are currently evaluating the impact of adopting the new stock compensation standard on our consolidated financial statements.

Index
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

Revenue

We had revenues of $398 and $773 for the three and six months ended June 30, 2016, respectively, and revenues of $400 and $775 for the three and six months ended June 30, 2015, respectively.

For the three and six months ended June 30, 2016 we recognized revenue of $375 and $750, respectively, from non-refundable up-front fees earned during the period (“August 2013 Contract Settlement”). In August 2013 we began receiving annual payments on this contract with a total value over 5 years of $10,000. From its inception through June 30, 2016 we received a total payment of $7,500 under this license. Revenues from these fees are deferred and recognized as revenue when earned over a 12-month period, but not in advance of collection.

For the three and six months ended June 30, 2015 we recognized revenue of $375 and $750, respectively from the August 2013 Contract Settlement. From its inception through June 30, 2015 we received payments of $7,500 under this license.

Royalties Expense

Royalty expense for the three and six months ended June 30, 2016 was zero and $4,236 for the three and six months ended June 30, 2015. The 2015 expense was primarily due to contractual revenue share and legal reimbursements to Leidos.

Research and Development Expenses

Research and development expenses were $481 and $417 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $64 due primarily to an increase in staff expense for the three months ended June 30, 2016. Research and development expenses were $931 and $809 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $122 due primarily to an increase in staff expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended June 30, 2016 compared to June 30, 2015 decreased by $44 to $5,270.  The change is primarily due to an increase in legal fees associated with our patent infringement actions (see “Legal Proceedings”), offset by a decrease in stock-based compensation. For the six months ended June 30, 2016 our selling, general and administrative expenses increased by $2,757 to $13,814 compared to the six months ended June 30, 2015.  The change was primarily due to a $3,015 increase in legal fees associated with our patent infringement actions. We expect to incur the same levels or increased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

For the three and six months ended June 30, 2015, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was $117. The loss from the revaluation of the warrant liability in the six months ended June 30, 2015 primarily resulted from an increase in our common share price during the period. There was no gain or loss related to these warrants for the three and six months ended June 30, 2016, as the warrants were settled or expired during the three months ended March 31, 2015.

Interest income decreased by $5 to $16 for the three months ended June 30, 2016, from $21 for the comparable 2015 period, and decreased by $14 to $31 for the six months ended June 30, 2016, from $45 for the six months ended June 30, 2015.

Index
Income Taxes

We had $7 income tax expense for the six months ended June 30, 2016.  During the three and six month periods ended June 30, 2016, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $1,892 and $5,235 for the three and six months ended June 30, 2016, respectively.

We had $2 income tax expense for the six months ended June 30, 2015 related to minimum tax payments.  During the three and six month periods ended June 30, 2015, we had NOLs which generated deferred tax assets for NOL carryforwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2016. The valuation allowance provided against our net deferred tax assets was approximately $35,000 and $30,000 at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, we have federal and state NOL carry-forwards of approximately $63,000 and $37,000, respectively, expiring beginning in 2027 and 2016, respectively.

We have adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2016, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Liquidity and Capital Resources

As of June 30, 2016, our cash and cash equivalents totaled $9,915 and our short-term investments totaled $8,297, compared to cash equivalents of $8,726 and short-term investments of $9,954 at December 31, 2015. Working capital was $15,629 at June 30, 2016 and $13,788 at December 31, 2015. The $468 decrease in cash and cash equivalents and short-term investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions and losses incurred during the periods reported partially offset by proceeds from sales of common stock under the ATM program discussed below.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2016, as well as cash received from sales of common shares under the ATM discussed below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

During the three and six months ended June 30, 2016, we sold 1,439,266 and 3,079,929 shares under the ATM, respectively. The average sales price per common share was $4.98 and $4.60 and the aggregate proceeds from the sales totaled $6,949 and $13,743 during the period respectively. Sales commissions, fees and other costs associated with the ATM totaled $214 and $425 respectively.

Universal Shelf Registration and ATM Offering

In August 2015 we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 2015 through June 30, 2016, we sold 3,914,985 shares under the ATM. The average sales price per common share was $4.48 and the aggregate proceeds from the sale totaled $17,019 during the period. Sales commissions, fees and other costs associated with the ATM totaled $526.

Index
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

Off-Balance Sheet Arrangements

None.

Index
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We invest our excess cash primarily in highly liquid instruments including money market, mutual funds and U.S. government and U.S. agency securities. We seek to limit the amount of our credit exposure to any one issuer.

Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of June 30, 2016.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2016.

The purpose of this evaluation was to determine whether as of June 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have one intellectual property infringement lawsuit pending against Apple, Inc. (“Apple”) in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we allege that Apple infringes on certain of our patents. We seek damages and injunctive relief in all the complaints.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. The post-trial hearing was held on May 25, 2016 in the United States Court for the Eastern District of Texas, Texarkana Division. (See “Recent Developments”)

VirnetX Inc. v. Cisco Systems, Inc. et al. (13-1489-LP VirnetX, Case 6:10-CV-00417-LED)

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

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)

On November 6, 2012, we filed a new complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. All future updates will now be provided under VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) – Consolidated Lead Case.

One or more potential intellectual property infringement claims may also be available to us against certain other companies who have the resources to defend against any such claims. Although we believe these potential claims are worth pursuing, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we will prevail on such potential claims. In addition, bringing a lawsuit may lead to potential counterclaims which may preclude our ability to commercialize our initial products, which are currently in development. Currently, we are not a party to any other pending legal proceedings, and are not aware of any proceeding threatened or contemplated against us by any governmental authority or other party

Index
ITEM 1A — RISK FACTORS

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

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of factors, including but not limited to:

●	The need to educate potential customers about our patent rights and our product and service capabilities;

●	Customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

●	Customers’ budgetary constraints;

●	The timing of customers’ budget cycles;

●	Delays caused by customers’ internal review processes; and

●	Long sales cycles that may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

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

Index
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

The exercise of our outstanding stock options and issuance of new shares would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2016, we had outstanding options to purchase an aggregate of 5,378,571 shares of common stock representing 9.53% of our total shares outstanding of which 4,261,780 are vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock are issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Index
Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between July 1, 2015, and June 30, 2016, the reported last adjusted closing price on NYSE MKT for our common stock ranged between $2.00 and $7.31 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss $26.9 million for the year ended December 31, 2012, a net loss of $27.6 million for the year ended December 31, 2013, a net loss of $9.9 million for the year ended December 31, 2014 and a net loss of $29.2 million for the year ended December 31, 2015 and a net loss $13.9 million for the period ended June 30, 2016, with an accumulated deficit of $143.6 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of June 30, 2016, our executive officers and directors beneficially owned approximately 19% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8.4%, of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Date: August 09, 2016

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