Form 10-Q
period 2016-09-30
VirnetX Holding Corp
filed 2016-11-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

  The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2016, was 56,689,167.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2016 (unaudited)	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,527	$8,726
Investments available for sale	9,243	9,954
Prepaid expenses and other current assets	706	685
Total current assets	18,476	19,365
Prepaid expenses, non-current	2,470	2,759
Property and equipment, net	40	48
Total assets	$20,986	$22,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,832	$2,283
Accrued payroll and related expenses	—	1,383
Royalty payable	884	—
Related-party payable	94	11
Income tax liability	400	400
Deferred revenue, current portion	1,500	1,500
Total current liabilities	5,710	5,577

Deferred revenue, non-current portion	2,875	1,500
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at September 30, 2016 and December 31, 2015, Issued and outstanding: 0 shares at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2016 and December 31, 2015, Issued and outstanding: 56,689,167 shares and 53,198,835 shares, at September 30, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	163,402	144,778
Accumulated deficit	(151,004)	(129,669)
Accumulated other comprehensive loss	(3)	(19)
Total stockholders’ equity	12,401	15,095
Total liabilities and stockholders’ equity	$20,986	$22,172

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$375	$375	$1,148	$1,150
Operating expense:
Royalty expense	884	1,029	884	5,264
Research and development	460	463	1,391	1,272
Selling, general and administrative expenses	6,318	4,985	20,132	16,043
Total operating expense	7,662	6,477	22,407	22,579
Loss from operations	(7,287)	(6,102)	(21,259)	(21,429)
Loss on change in value of derivative liability	—	—	—	(117)
Interest and other income, net	19	12	50	57
Loss before taxes	(7,268)	(6,090)	(21,209)	(21,489)
Income tax expense	(119)	(7)	(126)	(9)
Net loss	$(7,387)	$(6,097)	$(21,335)	$(21,498)
Basic and diluted loss per share	$(0.13)	$(0.12)	$(0.38)	$(0.41)
Weighted average shares outstanding basic and diluted	56,651	52,339	55,503	52,174

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(7,387)	$(6,097)	$(21,335)	$(21,498)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	2	4	(1)
Change in unrealized gain (loss) on investments, net of tax	(1)	(1)	12	6
	(1)	1	16	5
Comprehensive loss	$(7,388)	$(6,096)	$(21,319)	$(21,493)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows from operating activities:
Net loss	$(21,335)	$(21,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	19
Amortization of warrant issuance costs	30	61
Stock-based compensation	3,979	5,326
Change in value of derivative liability	—	117
Changes in assets and liabilities:
Prepaid expenses and other assets	238	182
Accounts payable and accrued liabilities	549	(2,176)
Accrued payroll and related expenses	(1,383)	—
Royalty payable	884	(5,071)
Related-party payable	83	(81)
Income tax liability	—	(8)
Deferred revenue	1,375	1,375
Net cash used in operating activities	(15,558)	(21,754)
Cash flows from investing activities:
Purchase of property and equipment	(14)	(4)
Purchase of investments	(7,888)	(6,234)
Proceeds from sale or maturity of investments	8,615	18,009
Net cash provided by investing activities	713	11,771
Cash flows from financing activities:
Proceeds from exercise of options	20	165
Proceeds from exercise of warrants	—	431
Proceeds from sale of common stock	14,626	719
Net cash provided by financing activities	14,646	1,315
Net decrease in cash and cash equivalents	(199)	(8,668)
Cash and cash equivalents, beginning of period	8,726	18,658
Cash and cash equivalents, end of period	$8,527	$9,990
Cash paid for income taxes	$126	$6
Non-cash transactions
Fair value of warrants issued for services	$—	$121

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

Note 2 —  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2016, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in our accounting estimates are reasonably likely to occur. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, at the time they are made and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Index
Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements may be complex and include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Licensing agreements are accounted for under the Financial Accounting Standards Board (“FASB”) revenue recognition guidance, “Revenue Arrangements with Multiple Deliverables.” This guidance requires consideration to be allocated to each element of an agreement that has stand-alone value using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. In all cases, revenue is only recognized after all the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Patent License Agreements: Upon signing a patent license agreement, including licenses entered upon settlement of litigation, we provide the licensee permission to use our patented technology in specific applications. We account for patent license agreements in accordance with the guidance for revenue recognition for arrangements with multiple deliverables, with amounts allocated to each element based on their fair values. We have elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee. Under our patent license agreements, we do or expect to typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in specific applications and products:

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). As of September 30, 2016, we received cash totaling $10,000, all of which is non-refundable. We recognized $375 and $1,125 of revenue related to the August 2013 Contract Settlement during the three and nine months ended September 30, 2016 and 2015 respectively.

Activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2015	$3,000
Payment received	2,500
Less: Amount amortized as revenue	(1,125)
Deferred Revenue, September 30, 2016	$4,375

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the nine months ended September 30, 2016 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Derivative Instruments

Our Series I Warrants were required to be accounted for as derivative liabilities and carried at fair value on our Condensed Consolidated Balance Sheets because of an anti-dilution provision which precluded them from being considered indexed to our stock. The warrant liabilities were marked-to-market each period and the change in the fair value was recorded as gain or loss on derivative liability in the accompanying Condensed Consolidated Statements of Operations. All remaining unexercised Series I Warrants expired during the three months ended March 31, 2015.

Prepaid Expenses

Prepaid expenses at September 30, 2016 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses-non-current on the condensed consolidated balance sheet.

Impairment of Long-Lived Assets

On an annual basis we identify and record impairment losses on long-lived assets when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value.  If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

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

 The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,335	$—	$—	$5,335	$5,335	$—

Level 1:
Mutual funds	3,192	—	—	3,192	3,192	—
U.S. government securities	1,803	2	—	1,805	—	1,805
U.S. agency securities	7,433	5	—	7,438	—	7,438
	12,428	7	—	12,435	3,192	9,243
Total	$17,763	$7	$—	$17,770	$8,527	$9,243

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,296	$—	$—	$3,296	$3,296	$—

Level 1:
Mutual funds	5,005	—	—	5,005	5,005	—
U.S. government securities	1,806	—	(3)	1,803	—	1,803
U.S. agency securities	8,579	1	(4)	8,576	425	8,151
	15,390	1	(7)	15,384	5,430	9,954
Total	$18,686	$1	$(7)	$18,680	$8,726	$9,954

Index
New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.  This ASU covers the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.   We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2016, the FASB issued ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

Note 3 - Income Taxes

We had $119 and $126 of income tax expense for the three and nine months ended September 30, 2016 as a result of minimum tax payments and a change related to 2010 state taxes.  During the three and nine month periods ended September 30, 2016, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $2,707 and $7,942 for the three and nine months ended September 30, 2016, respectively.

We had $7 income tax expense for the three months ended September 30, 2015, because of an adjustment related to a prior year tax return.  Our income tax expense was $9 for the nine months ended September 30, 2015, which included the $7 adjustment noted above and a $2 expense related to minimum tax payments.  During the three and nine month periods ended September 30, 2015, we had NOLs which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,951 and $7,520 for the three and nine months ended September 30, 2015, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2016. The valuation allowance provided against our net deferred tax assets was approximately $38,000 and $30,000 at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, we have federal and state NOL carry-forwards of approximately $69,000 and $37,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2016, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $228 and $596 compared to $88 and $391 in rental fees and reimbursements to the LLC during the three and nine months ended September 30, 2016 and 2015, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. The lease term ends January 2017, and provides for non-exclusive use of the plane at a rate of $8 per flight hour, and requires no minimum usage. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the Lessor or Lessee.

Index
Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the "Plan"), which has been approved by our stockholders.  The Plan provides for grants of 14,124,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023.  As of September 30, 2016, 421,221 shares remained available for grant under the Plan.

During the three months ended September 30, 2016 and 2015, we granted no options.

During the nine months ended September 30, 2016, we granted options for a total of 429,000 shares. The weighted average fair values at the grant dates for options issued during the nine months ended September 30, 2016 was $3.25 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2016 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 80 percent (iii) a risk-free interest rate of 1.84 percent and (iv) an expected option term of 6 years.

During the nine months ended September 30, 2015, we granted options for a total of 294,000 shares with a weighted average grant date fair value of $4.19. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2015 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 86 percent (iii) a risk-free interest rate of 2.21 percent and (iv) an expected option term of 6 years.

During the three months ended September 30, 2016 and 2015, we granted no RSUs.

During the nine months ended September 30, 2016 and 2015, we granted 219,331 and 162,665 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the nine months ended September 30, 2016 and 2015 were $4.75 and $5.57 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,423 and $3,979 for the three and nine months ended September 30, 2016, respectively, and $1,889 and $5,326 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $4,890 and $2,796, respectively, which will be amortized over an estimated weighted average period of approximately 2.86 and 2.70 years, respectively.

During the nine-month period ended September 30, 2016 we issued 135,102 new shares of common stock as a result of RSUs which vested and were paid out and issued 50,357 shares of common stock as a result of stock options that were exercised during the period.

Index
Note 6 — Equity

In August 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 2015 through September 30, 2016, we sold 4,139,929 shares under the ATM. The average sales price per common share was $4.46 and the aggregate proceeds from the sales totaled $18,456 during the period. Sales commissions, fees and other costs associated with the ATM totaled $554.

During the three and nine months ended September 30, 2016, we sold 224,944 and 3,304,873 shares under the ATM, respectively. The average sales price per common share was $4.05 and $4.56 and the aggregate proceeds from the sales totaled $910 and $15,079 during the three and nine months ended September 30, 2016, respectively. Sales commissions, fees and other costs associated with the ATM totaled $27 and $452, respectively.

Warrants

During 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020.  The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve-month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Condensed Consolidated Statements of Operations.

The fair value of the Advisor Warrants at the issuance date of $121 was estimated utilizing the Black-Scholes valuation model with the following assumptions: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 87.5 percent, (iii) a risk-free interest rate of 1.33 percent, and (iv) an expected warrant term of 5 years.

Information about warrants outstanding during the nine months ended September 30, 2016 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2015	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at September 30, 2016	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

Index
Note 7 — Litigation

We have five intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. The post-trial hearing was held on May 25, 2016 in the United States Court for the Eastern District of Texas, Texarkana Division. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases (Case No. 6:10-cv-417, Docket No. 878 (“Apple I case”); Case No. 6:12-cv-855, Docket No. 220 (“Apple II case”)), ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II case will be retried after Apple I case. Events and developments subsequent to the order from the court are described to support Apple I and Apple II matters.

VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”)

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

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple’s motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case.

Index
On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case.

The jury trial in this case was held on September 26, 2016. On September 30, 2016, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, in the case VirnetX Inc., et al. v. Apple Inc., No. Apple I, has awarded VirnetX $302.4 million in a verdict against Apple Corporation for infringing four VirnetX patents, marking the third time a federal jury has found Apple liable for infringing VirnetX’s patented technology.

The verdict includes royalties awarded to VirnetX, for unresolved issues in the Apple I case, remanded back from the USCAFC, related to (1) damages owed to VirnetX for infringement by Apple’s original VPN-on-Demand (VOD) and (2) the alleged infringement by Apple’s original FaceTime product, under the new claim construction of “secure communication link” pertaining to the ’504 and ’211 patents by the USCAFC, and the damages associated with that infringement. The court has scheduled a hearing on the issue of willfulness in this case on October 14, 2016. Both parties are in the process of briefing the court on their post-trial motions and pleading.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On November 6, 2012, we filed a new complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case.  On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case. We are awaiting court order setting the date for a new jury trial in Apple II case.

VirnetX Inc. v. Apple, Inc. (Case 15-1934)

On July 10, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in IPR2014-00237 and IPR2014-00238, related to U.S. Patent Nos. 8,504,697.  The oral arguments in this case are scheduled for November 7, 2016.

VirnetX Inc. v. Apple, Inc. (Case 16-1211)

On September 28, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2014-00403 and IPR2014-00404 and on October 22, 2015 for IPR2014-00481 and IPR2014-00482 involving our U.S. Patent Nos. 7,188,180, and 7,987,274. The oral arguments in this case are scheduled for November 7, 2016.

VirnetX Inc. v. Apple, Inc. (Case 16-1460)

On November 30, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,949 related to U.S. Patent No. 8,051,181.  The oral arguments in this case are scheduled for November 7, 2016.

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

Index
Note 8 — Subsequent Events

Subsequent to the period ended September 30, 2016, we sold 276,550 shares of common stock under the ATM. The average sales price per common share was $3.07 and the aggregate proceeds from the sales totaled $848 during the period. Sales commissions, fees and other costs associated with the ATM totaled $25.

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

We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We have engaged IPVALUE Management Inc. to assist us in commercializing our portfolio of patents on securing real-time communications over the Internet. Under the multi-year agreement, IPVALUE is actively assisting us with negotiating transactions related to patent licensing worldwide with respect to certain third parties.

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

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics.  This ASU covers the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.   We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2016, the FASB issued ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

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

Index
Results of Operation

Three and Nine Months Ended September 30, 2016
Compared with Three and Nine Months Ended September 30, 2015
(in thousands, except per share amounts)

Revenue

We had revenues of $375 and $1,148 for the three and nine months ended September 30, 2016, respectively, and revenues of $375 and $1,150 for the three and nine months ended September 30, 2015, respectively.

For the three and nine months ended September 30, 2016 we recognized revenue of $375 and $1,125, respectively, from non-refundable up-front fees earned during the period (“August 2013 Contract Settlement”). In August 2013 we began receiving annual payments on this contract with a total value over 5 years of $10,000. From its inception through September 30, 2016 we received a total payment of $10,000 under this license. Revenues from these fees are deferred and recognized as revenue when earned over a 12-month period, but not in advance of collection.

For the three and nine months ended September 30, 2015 we recognized revenue of $375 and $1,125, respectively from the August 2013 Contract Settlement. From its inception through September 30, 2015 we received payments of $7,500 under this license.

Royalties Expense

Royalty expense for the three and nine months ended September 30, 2016 was $884, respectively, and was $1,029 and $5,264 for the three and nine months ended September 30, 2015, respectively. The 2016 and 2015 expense was primarily due to contractual revenue share and legal reimbursements to Leidos.

Research and Development Expenses

Research and development expenses were $460 and $463 for the three months ended September 30, 2016 and 2015, respectively. Research and development expenses were $1,391 and $1,272 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $119 due primarily to an increase in staffing, partially offset by less utilization of independent contractors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended September 30, 2016 compared to September 30, 2015 increased by $1,333 to $6,318.  The change is primarily due to an increase in legal fees associated with our patent infringement actions (see “Legal Proceedings”), offset by a decrease in stock-based compensation. For the nine months ended September 30, 2016 our selling, general and administrative expenses increased by $4,089 to $20,132 compared to the nine months ended September 30, 2015.  The change was primarily due to a $4,424 increase in legal fees associated with our patent infringement actions. We expect to incur the same levels or increased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

For the three and nine months ended September 30, 2015, the non-cash loss related to the periodic revaluation of our Series I Warrants liability was zero and $117, respectively. The loss from the revaluation of the warrant liability in the nine months ended September 30, 2015 primarily resulted from an increase in our common share price during the period. There was no gain or loss related to these warrants for the three and nine months ended September 30, 2016, as the warrants were settled or expired during the three months ended March 31, 2015.

Interest and other income increased by $7 to $19 for the three months ended September 30, 2016, from $12 for the comparable 2015 period, and decreased by $7 to $50 for the nine months ended September 30, 2016, from $57 for the nine months ended September 30, 2015.

Index
Income Taxes

We had $119 and $126 of income tax expense for the three and nine months ended September 30, 2016 as a result of minimum tax payments and a change related to 2010 state taxes.  During the three and nine month periods ended September 30, 2016, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $2,707 and $7,942 for the three and nine months ended September 30, 2016, respectively.

We had $7 income tax expense for the three months ended September 30, 2015, because of an adjustment related to a prior year tax return.  Our income tax expense was $9 for the nine months ended September 30, 2015, which included the $7 adjustment noted above and a $2 expense related to minimum tax payments.  During the three and nine month periods ended September 30, 2015, we had NOLs which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,951 and $7,520 for the three and nine months ended September 30, 2015, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2016 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2016. The valuation allowance provided against our net deferred tax assets was approximately $38,000 and $30,000 at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, we have federal and state NOL carry-forwards of approximately $69,000 and $37,000, respectively, expiring beginning in 2027 and 2016, respectively.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2016, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Liquidity and Capital Resources

As of September 30, 2016, our cash and cash equivalents totaled $8,527 and our short-term investments totaled $9,243 compared to cash equivalents of $8,726 and short-term investments of $9,954 at December 31, 2015. Working capital was $12,766 at September 30, 2016 and $13,788 at December 31, 2015. The $910 decrease in cash and cash equivalents and short-term investments during the periods reported are primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions and losses incurred during the periods reported partially offset by proceeds from sales of common stock under the ATM program discussed below.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2016, as well as cash received from sales of common shares under the ATM discussed below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration and ATM Offering

In August 2015 we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 2015 through September 30, 2016, we sold 4,139,929 shares under the ATM. The average sales price per common share was $4.46 and the aggregate proceeds from the sale totaled $18,456 during the period. Sales commissions, fees and other costs associated with the ATM totaled $554.

During the three and nine months ended September 30, 2016, we sold 224,944 and 3,304,873 shares under the ATM, respectively. The average sales price per common share was $4.05 and $4.56 and the aggregate proceeds from the sales totaled $910 and $15,078 during the period respectively. Sales commissions, fees and other costs associated with the ATM totaled $27 and $452, respectively.

Index
Warrants

During the quarter ended September 30, 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock for $7 per share, which expire in April 2020.  The warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and are included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and is being amortized over the twelve-month life of the service contract, with the expense included in Selling, General and Administrative Expense in the Condensed Consolidated Statements of Operations.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of September 30, 2016.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2016.

The purpose of this evaluation was to determine whether as of September 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have five intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing VirnetX’s patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed VirnetX’s patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe VirnetX’s patents. The post-trial hearing was held on May 25, 2016 in the United States Court for the Eastern District of Texas, Texarkana Division. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases (Case No. 6:10-cv-417, Docket No. 878 (“Apple I case”); Case No. 6:12-cv-855, Docket No. 220 (“Apple II case”)), ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II case will be retried after Apple I case. Events and developments subsequent to the order from the court are described to support Apple I and Apple II matters.

VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”)

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

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning VirnetX’s litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple’s motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case.

On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case.

Index
The jury trial in this case was held on September 26, 2016. On September 30, 2016, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, in the case VirnetX Inc., et al. v. Apple Inc., No. Apple I, has awarded VirnetX $302.4 million in a verdict against Apple Corporation for infringing four VirnetX patents, marking the third time a federal jury has found Apple liable for infringing VirnetX’s patented technology.

The verdict includes royalties awarded to VirnetX, for unresolved issues in the Apple I case, remanded back from the USCAFC, related to (1) damages owed to VirnetX for infringement by Apple’s original VPN-on-Demand (VOD) and (2) the alleged infringement by Apple’s original FaceTime product, under the new claim construction of “secure communication link” pertaining to the ’504 and ’211 patents by the USCAFC, and the damages associated with that infringement. The court has scheduled a hearing on the issue of willfulness in this case on October 14, 2016. Both parties are in the process of briefing the court on their post-trial motions and pleading.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On November 6, 2012, we filed a new complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case.  On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case. We are awaiting court order setting the date for a new jury trial in Apple II case.

VirnetX Inc. v. Apple, Inc. (Case 15-1934)

On July 10, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in IPR2014-00237 and IPR2014-00238, related to U.S. Patent Nos. 8,504,697.  The oral arguments in this case are scheduled for November 7, 2016.

VirnetX Inc. v. Apple, Inc. (Case 16-1211)

On September 28, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2014-00403 and IPR2014-00404 and on October 22, 2015 for IPR2014-00481 and IPR2014-00482 involving our U.S. Patent Nos. 7,188,180, and 7,987,274. The oral arguments in this case are scheduled for November 7, 2016.

VirnetX Inc. v. Apple, Inc. (Case 16-1460)

On November 30, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,949 related to U.S. Patent No. 8,051,181.  The oral arguments in this case are scheduled for November 7, 2016.

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

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterpart to our litigation is a large, well-financed company with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

We may not be able to capitalize on market opportunities related to our licensing strategy or our patent portfolio.

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues.  We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.  Factors that may affect our ability to execute our current business strategy include, but are not limited to:

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

We believe our patents are valid, enforceable and valuable.  Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business.  Similar challenges could also prevent us from obtaining additional patents in the future.  Additionally, several of our patents are currently, and other patents may in the future be, subject to USPTO post-grant inter partes review proceedings (“IPR”) which may result in all or part of these patents being invalidated or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs may result in losses, exhaustion of financial resources, reduction in our ability to enforce our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in enforcing our intellectual property rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect.  These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest.  If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

Index
We can provide no assurances that the licensing of our essential security patents under FRAND will be successful.

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights (“IPR”) policies.  This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution (“LTE”), Systems Architecture Evolution (“SAE”) project.  We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential, to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI IPR policies. Our licensing declarations under the ATIS and ETSI IPR policies may limit our flexibility in determining royalties and license terms for certain of our patents.  Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences to which we may not be able to adapt successfully.

The current regulatory environment for our products and services remains unclear.  We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities.  Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations.  For example, Voice-over-Internet Protocol (“VoIP”) services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP.  For further example, the use of the Internet and private Internet Protocol (“IP”) networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically may materially and adversely affect our business, financial condition, operating results and future prospects.

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

A security breach could require a substantial level of financial resources to rectify and could result in a product liability claim that causes us to incur substantial liability and related legal and other costs.  A security breach may also harm our reputation and make it more difficult or impossible for us to successfully market to others.  These matters could harm our operating results and financial condition.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of factors, including but not limited to:

●	The need to educate potential customers about our patent rights and our product and service capabilities;

●	Our customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

●	Our customers’ budgetary constraints;

●	The timing of our customers’ budget cycles;

●	Delays caused by customers’ internal review processes; and

●	Long sales cycles that may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

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

Index
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

We recently launched our first commercial product, the GABRIEL Collaboration Suite. As such, we have a small technical team, which limits our ability to rapidly adapt our product to customer requirements or add new product features to maintain our competitive edge and drive adoption. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our GABRIEL Collaboration Suite, we may not be able to effectively:

●	generate revenues or profit from product sales;

●	drive adoption of our products;

●	attract and retain customers for our products;

●	provide appropriate levels of customer training and support for our products;

●	implement an effective marketing strategy to promote awareness of our products;

●	focus our research and development efforts in areas that generate returns on our efforts;

●	anticipate and adapt to changes in our market; or

●	protect our products from any system failures or other breaches.

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

Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks that we cannot control.

Our business will depend upon, among other things, the capacity, reliability and security of the infrastructure owned by third parties that we will use to deploy our offerings.  We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment.  We depend on these companies to maintain the operational integrity of our connections.  If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted.  Also, to the extent that the number of users of networks utilizing our current or future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions.  System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users.  In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures.  These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

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

If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve to the foregoing, our ability to sell our products would be adversely affected, and our reputation with current and potential customers could be harmed.  In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.  Our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products and support services instead of ours in the future.

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

Our future success will depend, in part, on our ability to attract and retain qualified engineering, operations, marketing, sales and executive personnel.  Inability to attract and retain such personnel could adversely affect our business.  Competition for engineering, operations, marketing, sales and executive personnel is intense, particularly in the technology and Internet sectors and in the regions where we conduct our business.  We can provide no assurance that we will attract or retain such personnel.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2016, we had outstanding options to purchase an aggregate of 5,378,571 shares of common stock representing 9.49% of our total shares outstanding of which 4,357,246 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility, particularly in light of the instability in the financial and capital markets.

Our common stock is listed on NYSE MKT.  Over the past years the market price of our common stock has experienced significant fluctuations.  Between July 1, 2015, and September 30, 2016, the reported last adjusted closing price on NYSE MKT for our common stock ranged between $2.29 and $4.36 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

●	developments in any then-outstanding litigation;

●	quarterly variations in our operating results;

●	large purchases or sales of common stock or derivative transactions related to our stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	general social, political, economic and financial conditions

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors.  We had a net loss $26.9 million for the year ended December 31, 2012, a net loss of $27.6 million for the year ended December 31, 2013, a net loss of $9.9 million for the year ended December 31, 2014 and a net loss of $29.2 million for the year ended December 31, 2015 and a net loss $21.3 million for the period ended September 30, 2016, with an accumulated deficit of $151.0 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of September 30, 2016, our executive officers and directors beneficially owned approximately 19% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8.4% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Date: November 09, 2016

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