Form 10-K
period 2016-12-31
VirnetX Holding Corp
filed 2017-03-16
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2016, was $225,740,380 based upon the closing price of the common shares of the Registrant on June 30, 2016. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

58,144,888 shares of Registrant’s Common Stock were outstanding as of March 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 in connection with the solicitation of proxies for the Registrant’s 2017 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our belief and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Annual Report on Form 10-K and elsewhere in the Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item1.	Business.

The Company

We are an Internet security software and technology Company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time 2017 communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives.

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

We have an ongoing Gabriel Licensing Program under which we offer licenses to a portion of our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our Gabriel Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL

Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations with minimal code changes and include object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”). Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of over 110 U.S. and international patents and with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

Industry Overview

We believe that the rapid growth of mobile devices (smartphones/tablets/ultra-mobile PCs), with always-on network access, and need to socially interact with friends and family while maintaining a constant online presence has transformed the “Internet of Web 2.0” in to the “The Internet of the People”. It has become an evolving, rich and complex medium used by individuals and businesses to conduct commerce, share information and engage in real-time communications including email, text messaging, IM, and voice and video calls. We believe the user demand for high speed broadband access along with the quality of experience wherever they are and whatever BYOD (bring your own device) they may be using; Mobility, IP video delivery, and the move to cloud have dramatically changed the way service providers deliver services. While wireline networks remain the primary mechanism for delivering premium and high bandwidth services, its growth has held steady compared to the growth of the mobile communications. The cost barrier to obtaining a mobile device with data access has disappeared allowing billions of people to have online access on fixed and mobile networks, and those users accessing social networking websites, using peer-to-peer, or P2P applications, and uploading live content over the internet, which in turn is downloaded by millions, has led to significant growth in packet traffic. Not only is traffic growing and changing in nature, its location of origin and timing has become completely unpredictable. There is a significant impact on the mobile signaling network, brought on by smartphone penetration and consumer use of “chatty” applications that conduct frequent network queries.

We believe that as the users become more comfortable with using their smartphones/tablets and other connected devices, they will increasingly treat their mobile and fixed/WiFi networks as a single network and demand seamless transition from one network type to another without any disruption of service. The 4G/LTE standard was developed with the goal of creating a single IP network that is efficient, flexible, open up new business models and services revenues and eventually lead to true “virtual networks” or software-defined networks (SDN). The service providers were forced to perform complete overhaul of their telecom network infrastructure in order to move from TDM paradigm to next generation IP networks based on 4G/LTE for dealing with this rapidly growing demand. Before these network overhauls could be completed, some service providers decided to label their hybrid 3.5G/HSPA+/partial LTE implementations as 4G networks in order to mitigate the risk of losing revenue. We believe this has led to significant confusion and misunderstanding among users.

Adding to the demand for mobile and fixed broadband services is the fast adoption of connected machines or devices, or embedded systems capable of M2M communication. These M2M communications are made possible by a device (non-phone/tablet/pc such as a sensor) that is attached to a machine to capture an event that is relayed over a network via 3G/4G routers or fixed broadband lines, delivering data or events (such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed) to applications creating an “Internet of Things” or IoT. As the service providers start deploying true 4G (Long Term Evolution-Advanced, or LTE-Advanced) and this pace picks up, we believe that almost every device will get its own unique identity and a high-speed connection to the internet over a high speed IP (Internet Protocol) based telecommunication network making it an “Internet of Everything”.

We believe that growing security concerns and vulnerabilities in a large number of use-case scenarios due to the inherent “open” nature of this architecture can throttle the successful adoption of these technologies. Security can no longer exist as a point solution, and enterprises are currently upgrading core IT infrastructure (systems, networks, and management) to integrate security into everything. Because of the complexity of today’s networks and the requirement to connect users from any location at any time on any device, enterprise buyers looking to improve security posture have to evaluate everything from software solutions for smartphones to routers and switches with integrated security, massive security appliances for data centers, cloud-based security services, and security solutions for virtualized environments and public and private clouds.

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

Based on our estimates using Infonetics and other market data, we believe that worldwide revenue from IP telephony products like IP-PBX including IP phones, service provider VoIP and IMS equipment, VoIP gateways, Enterprise Telepresence and Video Conferencing for businesses and Unified Communication clients, is expected to grow from approximately $38 billion in 2012 to approximately $60 billion in 2017, representing a CAGR of approximately 9%. We believe our unique and patented solution provides a robust security platform for providing on-demand secure communication links between enterprises intending to communicate securely without manually configuring the connections. We believe a standard security solution such as ours will further accelerate the adoption of Enterprise telephony products in the market and allow enterprises to take full advantage of these rich content applications and real-time communications over the Internet, thereby significantly increasing their return on investment.

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

Our Solutions

Our software and technology solutions, including our secure domain name registry, our patents and our GABRIEL Connection Technology™ are designed to secure real-time communications over the Internet. Our technology uses industry standard encryption methods with our patented DNS lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet. Our technology can be built into network infrastructure, operating systems or silicon chips developed for a communication or computing device to secure real-time communications over the Internet between numerous devices. Our technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users and transmit information between multiple devices, networks and operating systems. These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support rich content applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment. Our approach is a unique and patented solution that we believe provides the robust security platform required by these rich content applications and real-time communications over the Internet. We believe the key benefits and features of our technology include the following:

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

Our Products

Our Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to users’ confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between users’ devices. The following applications are included in the current release and can be easily accessed through the Gabriel interface:

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

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•	Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet, and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enables users to create a secure communication link by generating secure domain names. We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patents applications worldwide. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.
•	Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence and unified communications end-markets.
•	Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for Leidos, during which time they invented the technology that is the foundation of our technology, and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

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

We are seeking further licensing of our technology, including our GABRIEL Connection Technology™ to developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Marketing and Sales

We plan to employ a leveraged, partner-oriented, marketing strategy for our technology licenses and software product offerings. We are actively working on a number of sales and marketing promotions that may involve online and direct sales programs as we seek to build out our customer base in 2017.

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

We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patent applications worldwide. Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our US patents is available on our website located at www.virnetx.com. Each patent is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

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

Compensation Obligations. As consideration for the assignment of the patents and for the rights we obtained from Leidos, as amended, we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, Leidos, is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX and the settlement of certain patent infringement claims of ours.

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

Employees

As of December 31, 2016 we had 20 full and part-time employees.

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

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterpart to our litigation is a large, well-financed company with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

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

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed. Factors that may affect our ability to execute our current business strategy include, but are not limited to:

•	Although to date we have entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships, or if we are successful in entering into such relationships, the acquisition of them may be expensive, and they, as well as our existing settlement and license agreements may not generate the financial results we expect;
•	Third parties may challenge the validity of our patents;
•	The pendency of our various litigations may cause potential licensees not to do business with us;
•	We face, and we expect to continue to face, intense competition from new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and
•	It is possible that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

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

At the request of the European Telecommunications Standards Institute or “ETSI”, and the Alliance for Telecommunications Industry Solutions or “ATIS”, we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights or “IPR” policies. This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution or “LTE”, Systems Architecture Evolution or “SAE” project. We will make available a non-exclusive patent license under

FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential, to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI IPR policies. Our licensing declarations under the ATIS and ETSI IPR policies may limit our flexibility in determining royalties and license terms for certain of our patents. Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences to which we may not be able to adapt successfully.

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-over-Internet Protocol or “VoIP” services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP. For further example, the use of the Internet and private Internet Protocol or “IP” networks for communication is largely unregulated within the United States, but may become regulated in the future; also several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•	New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has recently modified some tests used by the United States Patent and Trademark Office or “USPTO” in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the United States recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act or “AIA”, including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents.
•	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.
•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.
•	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

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

Privacy and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Personal privacy, information security, and data protection are significant issues in the United States, Europe and many other jurisdictions where we have operations or offer our products. The regulatory framework governing the collection, processing, storage and use of confidential and proprietary business information and personal data is rapidly evolving. The U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

Further, many foreign countries and governmental bodies, including the European Union, or EU, where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission recently adopted a General Data Protection Regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance. Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of factors, including but not limited to:

•	The need to educate potential customers about our patent rights and our product and service capabilities;
•	Our customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;
•	Our customers’ budgetary constraints;
•	The timing of our customers’ budget cycles;
•	Delays caused by customers’ internal review processes; and
•	Long sales cycles that may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

If we are unable to expand our revenue sources or establish, sustain, grow or replace relationships with a diversified customer base, our revenues may be limited.

We currently generate revenue from a limited number of customers that have entered into Settlement and License Agreements. Although our GABRIEL Collaboration Suite is not currently generating revenue, it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

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

We recently launched our first commercial product, the GABRIEL Collaboration Suite. As such, we have a small technical team, which limits our ability to rapidly adapt our product to customer requirements or add new product features to maintain our competitive edge and drive adoption. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our GABRIEL Collaboration Suite, we may not be able to effectively:

•	generate revenues or profit from product sales;
•	drive adoption of our products;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	focus our research and development efforts in areas that generate returns on our efforts;
•	anticipate and adapt to changes in our market; or
•	protect our products from any system failures or other breaches.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2016, we had outstanding options to purchase an aggregate of 5,378,571 shares of common stock representing 9.25% of our total shares outstanding of which 4,472,193 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Trading in our common shares is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on NYSE MKT. Over the past years the market price of our common stock has experienced significant fluctuations. Between January 1, 2016, and December 31, 2016, the reported last adjusted closing price on NYSE MKT for our common stock ranged between $2.00 and $7.31 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	developments or lack thereof in any then-outstanding litigation;
•	quarterly variations in our operating results;
•	large purchases or sales of common stock or derivative transactions related to our stock;
•	actual or anticipated announcements of new products or services by us or competitors;
•	general conditions in the markets in which we compete; and
•	general social, political, economic and financial conditions, including the significant volatility in the global financial markets as a result of the announcement of the Referendum of the United Kingdom’s membership of the European Union, referred to as Brexit.

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA”. While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted or successfully eradicated. Significant short selling or other types of market manipulation could cause our stock trading price to decline, to become more volatile, or both.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $9.9 million for the year ended

December 31, 2014, and a net loss of $29.2 million for the year ended December 31, 2015 and a net loss $28.6 million for the period ended December 31, 2016, with an accumulated deficit of $158.2 million. The following include some of the factors that may cause our operating results to fluctuate:

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

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;
•	changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our results of operations;
•	changes in tax and other incentives that we rely upon in order to raise tax equity investment funds;
•	changes in the regulatory environment and utility policies and pricing, including those that could reduce the savings we are able to offer to customers;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes the stability of the EU and the exit of the United Kingdom or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of December 31, 2016, our executive officers and directors beneficially owned approximately 19% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8.4% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in October 2017. We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.

Item 3.	Legal Proceedings

We have nine intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

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

The verdict includes royalties awarded to VirnetX, for unresolved issues in the Apple I case, remanded back from the USCAFC, related to (1) damages owed to VirnetX for infringement by Apple’s original VPN-on-Demand (VOD) and (2) the alleged infringement by Apple’s original FaceTime product, under the new claim construction of “secure communication link” pertaining to the ’504 and ’211 patents by the USCAFC, and the damages associated with that infringement. The hearing on all the post-trial motions was held on November 22, 2016. We are currently awaiting the court ruling and final judgement in this case.

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

VirnetX Inc. v. Apple, Inc. (Case 15-1934)

On July 10, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in IPR2014-00237 and IPR2014-00238, related to U.S. Patent No. 8,504,697. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on the grounds discussed in IPR2014-00238. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 16-1211)

On September 28, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2014-00403 and IPR2014-00404 and on October 22, 2015 for IPR2014-00481 and IPR2014-00482 involving our U.S. Patent Nos. 7,188,180, and 7,987,274. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on the grounds discussed in IPR2014-00403 and IPR2014-00481. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 16-1480)

On November 30, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,949 related to U.S. Patent No. 8,051,181. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on certain grounds. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (case 16-119)

On March 4, 2016, we filed a petition for writ of mandamus with the USCAFC, requesting the USCAFC’s intervention to revoke the PTAB’s decision joining Apple to IPR2015-01046 and IPR2015-01047, related to U.S. Patent Nos. 6,502,135 and 7,490,151. On March 18, 2016, the USCAFC denied the petition without prejudice to us raising the arguments on appeal after the PTAB’s final decisions. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810, IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870, IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC.

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

Quarter Ended	High	Low
3/31/15	$8.09	$4.66
6/30/15	$7.48	$4.02
9/30/15	$4.76	$2.71
12/31/15	$4.29	$2.12
3/31/16	$9.64	$1.95
6/30/16	$6.50	$3.99
9/30/16	$4.64	$2.29
12/31/16	$5.13	$2.10

The closing price of our common stock on the NYSE MKT LLC on March 10, 2017 was $2.20 per share.

Holders

As of March 10, 2017, we had 45 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

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

	12/11	12/12	12/13	12/14	12/15	12/16
VirnetX Holding Corp	100.00	117.26	77.73	21.99	10.29	8.81
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
RDG Technology Composite	100.00	114.61	152.95	178.50	183.08	206.81

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Selected Financial Data. (in thousands except per share data)

The consolidated statement of operations data for the three years ended December 31, 2016, 2015 and 2014 and the balance sheet data at December 31, 2016 and 2015, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the two years ended December 31, 2013 and 2012 and the balance sheet data at December 31, 2014, 2013 and 2012 are derived from our audited financial statements not included in this annual report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenue	$1,550	$1,555	$1,249	$2,197	$412
Gain on settlement	$—	$—	$23,000	$—	—
Other operating expenses	$(30,055)	$(30,732)	$(36,414)	$(30,784)	$(39,273)
Income tax (expense) benefit	$(133)	$(8)	$(15)	$(751)	$12,535
Net loss	$(28,569)	$(29,234)	$(9,902)	$(27,608)	$(26,924)
Loss per share	$(0.51)	$(0.56)	$(0.19)	$(0.54)	$(0.53)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,627	$8,726	$18,658	$19,173	$19,661
Investments available for sale	$9.249	$9,954	$22,571	$19,815	$26,493
Total assets	$18,871	$22,172	$45,090	$39,398	$61,313
Stockholders’ equity	$11,147	$15,095	$32,627	$34,024	$53,944
(a)	The gain on settlement in 2014 relates to a cash settlement of litigation with Microsoft.
(b)	In 2010, we had a taxable income of $75 million, which allowed us to carry back 2012 NOLs for tax refunds. Due to the tax refunds derived from carrying back the 2012 NOLs, we recognized the tax benefit of $12.5 million in 2012. In addition, we made a determination to provide a full valuation allowance for our net deferred tax assets at the end of 2012, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable it to realize its deferred tax assets.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our portfolio of intellectual property is the foundation of our business model. We currently own over 100 U.S. and international patents with over 50 pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio with over 100 U.S. and international patents with over 50 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years discussed below.

We continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers, and others) and build our secure domain name registry.

Developments in the Year Ended December 31, 2016

Litigation

We have nine intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

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

The verdict includes royalties awarded to VirnetX, for unresolved issues in the Apple I case, remanded back from the USCAFC, related to (1) damages owed to VirnetX for infringement by Apple’s original VPN-on-Demand (VOD) and (2) the alleged infringement by Apple’s original FaceTime product, under the new claim construction of “secure communication link” pertaining to the ’504 and ’211 patents by the USCAFC, and the damages associated with that infringement. The hearing on all the post-trial motions was held on November 22, 2016. We are currently awaiting the court ruling and final judgement in this case.

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

VirnetX Inc. v. Apple, Inc. (Case 15-1934)

On July 10, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in IPR2014-00237 and IPR2014-00238, related to U.S. Patent No. 8,504,697. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on the grounds discussed in IPR2014-00238. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 16-1211)

On September 28, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2014-00403 and IPR2014-00404 and on October 22, 2015 for IPR2014-00481 and IPR2014-00482 involving our U.S. Patent Nos. 7,188,180, and 7,987,274. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on the grounds discussed in IPR2014-00403 and IPR2014-00481. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 16-1480)

On November 30, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,949 related to U.S. Patent No. 8,051,181. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on certain grounds. We are currently evaluating our options in this case.

VirnetX, Inc. v. Apple, Inc. (case 16-119)

On March 4, 2016, we filed a petition for writ of mandamus with the USCAFC, requesting the USCAFC’s intervention to revoke the PTAB’s decision joining Apple to IPR2015-01046 and IPR2015-01047, related to U.S. Patent Nos. 6,502,135 and 7,490,151. On March 18, 2016, the USCAFC denied the petition without prejudice to us raising the arguments on appeal after the PTAB’s final decisions. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810, IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870, IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC.

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

Patents

On June 30, 2016, the USPTO granted a petition for IPR filed by Apple Inc., seeking review of certain claims of our U.S. Patent No. 8,504,696.

On July 1, 2016, the USPTO granted a petition for IPR filed by Apple Inc., seeking review of certain claims of our U.S. Patent No. 8,504,696.

On August 30, 2016, the USPTO entered two final decisions in IPR proceedings filed by Apple Inc., finding certain claims of our U.S. Patent Nos. 8,868,705 and 8,850,009 to be unpatentable. We have filed appeals in the U.S. Court of Appeals for the Federal Circuit with respect to these decisions.

On September 8, 2016, the USPTO entered a final decision in an IPR proceeding filed by Apple Inc., finding certain claims of our U.S. Patent Nos. 8,868,705 to be unpatentable. We have filed an appeal in the U.S. Court of Appeals for the Federal Circuit with respect to this decision.

On September 9, 2016, the USPTO granted a petition for IPR filed by Black Swamp IP, LLC seeking review of certain claims of our U.S. Patent No. 7,921,211. On the same day, the USPTO granted a petition for IPR filed by Black Swamp IP, LLC seeking review of certain claims of our U.S. Patent No. 7,418,504. On the same day, the USPTO entered a final decision in an IPR proceeding filed by The Mangrove Partners Master Fund, Ltd., finding certain claims of our U.S. Patent No. 6,502,135 to be unpatentable. We have filed an appeal in the U.S. Court of Appeals for the Federal Circuit with respect to this decision. Apple Inc. is also a party to this appeal. On the same day, the USPTO entered final decisions in an IPR proceeding filed by The Mangrove Partners Master Fund, Ltd., finding certain claims of our U.S. Patent No. 7,490,151 to be unpatentable. We have filed an appeal in the U.S. Court of Appeals for the Federal Circuit with respect to this decision. Apple Inc. and Black Swamp IP, LLC are also parties to this appeal.

One September 12, 2016, the USPTO entered decisions in inter-partes reexamination nos. 95/001,788 and 95/001,851 related to U.S. Patent No. 7,418,504 and inter-partes reexamination nos. 95/001,789 and 95/001,856 related to U.S. Patent No. 7,921,211, finding certain claims of these patents to be invalid. We have appealed in the U.S. Court of Appeals for the Federal Circuit with respect to three of the decisions and have filed a request to reopen prosecution in one of the proceedings.

On September 28, 2016, the USPTO entered a final decision in IPR proceedings filed by Apple Inc., finding certain claims of our U.S. Patent Nos. 8,458,341, 8,516,131, and 8,560,705 to be unpatentable. We have filed appeals in the U.S. Court of Appeals for the Federal Circuit with respect to these decisions.

On October 18, 2016, the USPTO entered final decisions in two IPR proceeding filed by Apple Inc., finding certain claims of our U.S. Patent No. 8,843,643 to be patentable and certain claims to be invalid.

Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $772 and $593 in rental fees and reimbursements to the LLC during the years ended December 31, 2016 and 2015, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. On January 31, 2015 we entered into a 12-month non-exclusive lease with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has exercised their termination rights.

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

Deferred revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years of $10,000 (“August 2013 Contract Settlement”). From the inception of that license to December 31, 2016, we received cash totaling $10,000, all of which is non-refundable. We recognized $1,500, $1,500 and $1,167 of revenue related to the August 2013 Contract Settlement during the years ended December 31, 2016, 2015 and 2014 respectively.

Activity under the August 2013 Contract Settlement was as follows (in thousands):

	2016	2015	2014
Deferred Revenue, beginning of year	$3,000	$2,000	$667
Payment received	2,500	2,500	2,500
Less: Amount amortized as revenue	1,500	1,500	1,167
Deferred Revenue, end of year	$4,000	$3,000	$2,000

Royalty Expense

Royalty expense for the years ended December 31, 2016, 2015 and 2014 was $884, $5,265 and $6,100, respectively, and was a result of our royalty agreement with Leidos. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation involving the defense of our patents which have been resolved.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the years ended 2016, 2015 and 2014 we incurred losses. Therefore, the effect of any Common Stock equivalent is anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the year ended December 31, 2016, and 2015 we had, at times, funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Derivative Instruments

Our Series I Warrants contained an anti-dilution provision which prevented them from being considered indexed to our stock. As a result, the warrants were required to be accounted for as derivative instruments during 2015. The remaining balance of Series 1 Warrants expired during the year ended December 31, 2015.

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

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or statement of operations.

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

In November 2015, the FASB issued “Accounting Standards Update No. 2015-17—Income Taxes (Topic 740)”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the implementation of this ASU to have a material impact on our financial position or statement of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). This ASU was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Results of Operations (all amounts in this section are expressed in thousands)

Revenue

	2016	2015	2014
Revenue	$1,550	$1,555	$1,249

Revenue generated for the year ended December 31, 2016 was $1,550 compared to December 31, 2015 of $1,555, and December 31, 2014 revenue of approximately $1,249. Revenue for the year ended December 31, 2016 of $1,550, was largely attributable to the 2013 Contract Settlement described under the heading “Deferred Revenue” above. Under the terms of the 2013 Contract Settlement we were paid annual payments of $2,500 over the contract period for a total of $10,000. During the year ended December 31, 2016 we recognized $1,500 of revenue for royalties from the 2013 Contract Settlement and $50 of revenue for royalties from other licensees.

In addition to the settlement discussed above, during 2016, 2015 and 2014 we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 14 “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received.

Research and Development Expenses

	2016	2015	2014
Research and Development	$2,499	$2,277	$2,004

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2016 was $2,499 compared to December 31, 2015 of $2,227 and $2,004 for the year ended December 31, 2014. The increase in 2016 compared to 2015 was primarily due to the increase in staff, wages and bonuses. The increase in 2015 compared to 2014 was primarily due to increase in wages and bonuses paid in 2015 compared to 2014.

Selling, General and Administrative Expenses

	2016	2015	2014
Selling, General and Administrative	$26,672	$23,190	$28,310

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2016 was $26,672 compared to December 31, 2015 of $23,190 and $28,310 for the year ended December 31, 2014. The increase in 2016 was primarily due to an increase in legal fees, mostly related to cases involving the defense of our patents. The decreases in 2015 were primarily due to the decrease in legal fees. Legal fees represent approximately 49% of general and administrative expenses for 2016 as compared to 42% for 2015 and 49% for 2014.

Within selling, general and administrative expenses, legal fees for the year ended December 31, 2016 were $13,002 compared to the year ended December 31, 2015 of $9,638 and $14,020 for the year ended December 31, 2014.

Also included in selling, general and administrative expense in 2016, 2015 and 2014 is royalty expense of $884 for the year ended December 31, 2016, $5,265 for the year ended December 31, 2015 and $6,100 for the year ended December 31, 2014, paid to Leidos, in connection with the settlement with Microsoft, Avaya and Mitel et al.

Gain on Settlement

	2016	2015	2014
Gain on Settlement	$—	$—	$(23,000)

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

Other Income and Expenses

	2016	2015	2014
Other Income and Expense	$69	$(49)	$2,278

Our non-cash gain (loss) related to the periodic revaluation of our Series I Warrants liability for the year ended December 31, 2015 was ($117) compared to $2,238 for the year ended December 31, 2014. During the year ended December 31, 2015 our Series I Warrants liability increased by $117 compared to a decrease in the value of our Series I Warrants liability for the year ended December 31, 2014. The increase in 2015 was due to the exercise of Series I Warrants and termination of Warrants. All outstanding Series 1 Warrants expired in March 2015.

Interest income for the year ended December 31, 2016 was $69, compared to December 31, 2015 of $68 and $40 for the year ended December 31, 2014. These changes are due to timing on the maturity of the investments as well as the amount of cash available for investments.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,2016	Year Ended December 31,2015	Year Ended December 31,2014
United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.31)%	(0.04)%	(0.02)%
Valuation allowance	(35.43)%	(33.36)%	(41.67)%
Stock options	—	(1.62)%	0.39%
Prior year adjustment	(0.06)%	0.03%	(0.13)%
R&D Credit	0.66%	0.38%	—
Warrants	—	(0.14)%	7.92%
Other	(0.33)%	(0.29)%	(1.64)%
Effective income tax rate	(0.47)%	(0.04)%	(0.15)%

In 2016, 2015 and 2014, we had pre-tax losses of $28, $29 and $10 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2016, 2015 and 2014, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax.

Liquidity and Capital Resources

For the year ended December 31, 2016, our cash and cash equivalents totaled $6,627 and our short-term investments totaled $9,249 compared to $8,726 and $9,954, respectively, for the year ended December 31, 2015.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2016 will be sufficient to fund our current operations and provide working capital for general corporate purposes and legal expenses for the foreseeable future. We may undertake additional opportunities to seek to grow our business and as a result, we may seek to raise capital in some form within the next twelve months including the actions described below under “Universal Shelf Registration and ATM Offering”. Over the long term, we expect to derive the majority of our revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration and ATM Offering

In August 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of December 31, 2016, common stock with an aggregate value of up to $11,831 remains available for offer and sale under the ATM agreement.

We sold 4,760,594 and 835,056 shares of common stock under the ATM program during the years ended December 31, 2016 and 2015, respectively. The average sales price per common share sold during the year ended December 31, 2016 was $4.16 and the aggregate proceeds from the sales totaled $19,791 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $594 for 2016. The average sales price per common share sold during the year ended December 31, 2015 was $4.04 and the aggregate proceeds from the sales totaled $3,378 during the period. Sales commissions, fees and other costs associated with the ATM totaled $101 for 2015.

Contractual Commitments

	Total	2017	Thereafter
Leases	$46	$46	$—
Total	$46	$46	$—

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2016 and December 31, 2015	44
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	45
Consolidated Statements of Comprehensive Loss of VirnetX Holding Corporation for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	45
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	46
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	47
Notes to Financial Statements of VirnetX Holding Corporation	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VirnetX Holding Corporation

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. VirnetX Holding Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VirnetX Holding Corporation, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VirnetX Holding Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion as to the effectiveness of the Company’s control over financial reporting.

/s/ Farber Hass Hurley LLP

Chatsworth, California March 16, 2017

VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,627	$8,726
Investments available for sale	9,249	9,954
Prepaid expenses and other current assets	588	685
Total current assets	16,464	19,365
Prepaid expenses, non-current	2,374	2,759
Property and equipment, net	33	48
Total assets	$18,871	$22,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,806	$2,283
Accrued payroll and related expenses	1,522	1,383
Related-party payable	—	11
Income tax liability	396	400
Deferred revenue, current portion	1,500	1,500
Total current liabilities	5,224	5,577

Deferred revenue, non-current portion	2,500	1,500
Commitments and contingencies (Note 5)	—	—
Total liabilities	7,724	7,077

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2016 and December 31, 2015, Issued and outstanding: 0 shares at December 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2016 and December 31, 2015, Issued and outstanding: 58,144,888 shares and 53,198,835 shares, at December 31, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	169,391	144,778
Accumulated deficit	(158,238)	(129,669)
Accumulated other comprehensive loss	(12)	(19)
Total stockholders’ equity	11,147	15,095
Total liabilities and stockholders’ equity	$18,871	$22,172

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue	$1,550	$1,555	$1,249
Operating expense:
Royalty expense	884	5,265	6,100
Research and development	2,499	2,277	2,004
Selling, general and administrative expenses	26,672	23,190	28,310
Gain of settlement (Note 3)	—	—	(23,000)
Total operating expense	30,055	30,732	13,414
Loss from operations	(28,505)	(29,177)	(12,165)
Gain (loss) on change in value of derivative liability	—	(117)	2,238
Interest and other income, net	69	68	40
Loss before taxes	(28,436)	(29,226)	(9,887)
Income tax expense	(133)	(8)	(15)
Net loss	$(28,569)	$(29,234)	$(9,902)
Basic and diluted loss per share	$(0.51)	$(0.56)	$(0.19)
Weighted average shares outstanding basic and diluted	55,984,825	52,384,494	51,570,472

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net loss	$(28,569)	$(29,234)	$(9,902)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	3	(1)	—
Change in unrealized gain (loss) on investments, net of tax	4	(3)	22
Total other comprehensive income (loss), net of tax	7	(4)	22
Comprehensive loss	$(28,562)	$(29,238)	$(9,880)

See accompanying notes to consolidated financial statements.

VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2013	51,236,141	$5	$124,589	$(90,533)	$(37)	$34,024

Stock issued for cash exercise of warrants at $3.59 per share, net	2,500		9			9
Stock-based compensation			8,189			8,189
Exercise of options	679,321		278			278
Vested RSUs	78,739
Derivative liability			7			7
Comprehensive income:
Net loss				(9,902)		(9,902)
Other comprehensive income, net of tax					22	22
Comprehensive loss						(9,880)
Balance at December 31, 2014	51,996,701	$5	$133,072	$(100,435)	$(15)	$32,627

Stock issued for cash exercise of warrants at $3.59 per share, net	120,161		431			431
Stock issued for cash at $4.04 per share, net	835,056		3,276			3,276
Advisor warrant issuance			121			121
Stock-based compensation			7,275			7,275
Exercise of options	143,100		165			165
Vested RSUs	103,817
Derivative liability			438			438
Comprehensive income:
Net loss				(29,234)		(29,234)
Other comprehensive loss, net of tax					(4)	(4)
Comprehensive loss						(29,238)
Balance at December 31, 2015	53,198,835	$5	$144,778	$(129,669)	$(19)	$15,095

Stock issued for cash at $3.00 -$5.05 per share, net	4,760,594	1	19,195			19,196
Stock-based compensation			5,398			5,398
Exercise of options	50,357		20			20
Vested RSUs	135,102
Comprehensive income:
Net loss				(28,569)		(28,569)
Other comprehensive income, net of tax					7	7
Comprehensive loss						(28,562)
Balance at December 31, 2016	58,144,888	$6	$169,391	$(158,238)	$(12)	$11,147

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014
Cash flows from operating activities:
Net loss	$(28,569)	$(29,234)	$(9,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	28	26	25
Amortization of warrant issuance costs	30	91	—
Stock-based compensation	5,398	7,275	8,189
Change in value of derivative liability	—	117	(2,238)
Changes in assets and liabilities:
Prepaid expenses and other current assets	66	(2)	(296)
Prepaid expense – Non-current	385	385	(3,144)
Accounts payable and accrued liabilities	(477)	(1,044)	1,806
Accrued payroll and related expenses	139	1,156	—
Royalty payable	—	(6,100)	6,100
Related-party payable	(11)	(70)	81
Income tax liability	(4)	(8)	13
Deferred revenue	1,000	1,000	1,333
Net cash (used in) provided by operating activities	(22,015)	(26,408)	1,967
Cash flows from investing activities:
Purchase of property and equipment	(13)	(10)	(35)
Purchase of investments	(10,527)	(10,673)	(45,500)
Proceeds from sale or maturity of investments	11,240	23,287	42,766
Net cash (used in) provided by investing activities	700	12,604	(2,769)
Cash flows from financing activities:
Proceeds from exercise of options	20	165	278
Proceeds from exercise of warrants	—	431	9
Proceeds from sale of common stock	19,196	3,276	—
Net cash provided by financing activities	19,216	3,872	287
Net decrease in cash and cash equivalents	(2,099)	(9,932)	(515)
Cash and cash equivalents, beginning of period	8,726	18,658	19,173
Cash and cash equivalents, end of period	$6,627	$8,726	$18,658
Cash paid for income taxes	$126	$6	$2
Cash paid for interest	$—	$—	$—
Non-cash transactions
Fair value of warrants issued for services	$—	$121	$—

See accompanying notes to consolidated financial statements.

VirnetX Holding Corporation
NOTES TO FINANCIAL STATEMENTS
(in thousands except share and per share amounts)

Note 1 − Formation and Business of the Company

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

Note 2 − Summary of Significant Accounting Policies

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

Deferred Revenue

In August 2013 we began receiving annual payments on a contract that requires payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). As of December 31, 2016, we received cash totaling $10,000, all of which is non-refundable. We recognized $1,500, $1,500 and $1,167 of revenue related to the August 2013 Contract Settlement during the years ended December 31, 2016, 2015 and 2014 respectively.

Activity under the August 2013 Contract Settlement was as follows:

	2016	2015	2014
Deferred Revenue, beginning of year	$3,000	$2,000	$667
Payment received	2,500	2,500	2,500
Less: Amount amortized as revenue	1,500	1,500	1,167
Deferred Revenue, end of year	$4,000	$3,000	$2,000

Royalty Expense

Royalty expense for the years ended December 31, 2016, 2015 and 2014 was $884, $5,265 and $6,100, respectively and was a result of our royalty agreement with Leidos. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation matters that have been resolved.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Prepaid Expenses and Other Current Assets

Prepaid Expense and Other Current Assets at December 31, 2016 includes the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. Beginning March 2014, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid Expenses-Non-current on the consolidated balance sheet.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the year ended December 31, 2016 and 2015, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

We account for our uncertain tax positions in accordance with U.S. GAAP. The purpose of this method is to clarify accounting for uncertain tax positions recognized. The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates. We include interest and penalties, if any, in income tax expense. During the years ended December 31, 2016, 2015 and 2014, income tax expense included interest and penalties totaling $48, $0 and $11, respectively.

Derivative Instruments

Our Series I Warrants were accounted for as derivative instruments as a result of an anti-dilution provision which, in accordance with U.S. GAAP, prevented them from being considered indexed to our stock and qualified for an exception to derivative accounting. The balance of our Series I Warrants expired during the year ended December 31, 2015.

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

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2016, 2015 and 2014 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or statement of operations.

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

In November 2015, the FASB issued “Accounting Standards Update No. 2015-17—Income Taxes (Topic 740)”. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the implementation of this ASU to have a material impact on our financial position or statement of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). This ASU was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 − Gain on Settlement

In June 2010, we received a $200,000 cash settlement from litigation with Microsoft, in which we agreed to dismiss the pending lawsuits and any damages. In December 2014, we received a $23,000 cash settlement resulting from litigation with Microsoft. The 2010 settlement agreement was amended in December 2014 to settle a subsequent lawsuit with Microsoft, raising the total cash settlement with Microsoft, as amended, to $223,000. In both the original settlement and the December 2014 amendment, we could not practically and objectively separate any settlement portion from the revenue element as discussed under the guidance of Accounting Standards Codification, or ASC, 605, “Revenue Recognition”, and as a result, the settlement proceeds are classified as a gain on settlement in our consolidated statement of operations.

Note 4 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2016	2015	2014
Office furniture	$79	$70	$70
Computer equipment	172	168	157
Total	251	238	227
Less accumulated depreciation	(218)	(190)	(163)
	$33	$48	$64

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $28, $26 and $25, respectively.

Note 5 − Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, for each of the years ended December 31, 2016, 2015 and 2014. Future minimum rents due under the lease total $46 in 2017, when the lease expires.

During 2016, 2015 and 2014 we leased the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $772, $593 and $296 in rental fees (including fees and other reimbursements) to the LLC during the year ended December 31, 2016, 2015 and 2014, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. On January 31, 2015 we entered into a 12-month non-exclusive lease with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the Lessor or Lessee. Neither party has yet exercised their termination rights.

Note 6 − Stock Plan

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

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. At December 31, 2016 there were 421,221 shares available for grant under the 2013 Plan.

Note 7 − Stock-Based Compensation

The following tables summarize information about stock-options and RSUs outstanding at December 31, 2016:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.24- 1.58	771,045	2.26	$1.16	771,045	2.26	$1.16
$ 1.74- 6.95	3,353,901	3.66	4.74	2,558,275	2.00	4.82
$ 14.52- 35.25	1,253,625	5.71	23.16	1,142,873	5.56	23.73
	5,378,571	3.94	$8.52	4,472,193	2.96	$9.02

The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,976,849	$7.86	—	—
Options granted	261,500	15.21	—	—
Options exercised	(679,321)	0.41	—	—
Options cancelled	(70,000)	13.38	—	—
Outstanding at December 31, 2014	4,489,028	$9.33	—	—
Options granted	694,000	4.47	—	—
Options exercised	(143,100)	1.15	—	—
Options cancelled	(40,000)	25.61	—	—
Outstanding at December 31, 2015	4,999,928	$8.76	—	—
Options granted	429,000	4.77	—	—
Options exercised	(50,357)	0.40	—	—
Options cancelled	—	—	—	—
Outstanding at December 31, 2016	5,378,571	$8.52	3.94	$810
Options exercisable at December 31, 2016	4,472,193	$9.02	2.96	$810
	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2013	248,915	$24.10	$—
RSUs granted	154,332	15.30	—
RSUs vested	(88,686)	24.08	—
RSUs cancelled	(4,167)	24.13	—
Outstanding at December 31, 2014	310,394	$19.74	$—
RSUs granted	162,665	5.57	—
RSUs vested	(113,103)	20.11	—
RSUs cancelled	—	—	—
Outstanding at December 31, 2015	359,956	$13.22	$—
RSUs granted	219,331	4.75	—
RSUs vested	(155,852)	15.27	—
RSUs cancelled	—	—	—
Outstanding at December 31, 2016	423,435	$8.08	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2016, which was $2.20, and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $20, $165 and $278 from stock options exercised in 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised was $91, $203 and $3,575 during the years ended December 31, 2016, 2015 and 2014, respectively. For RSUs vested, the intrinsic value is the difference between market price and the vested price on the date of vest. The total intrinsic value of the RSUs vested was zero during the year ended December 31, 2016.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Employee stock options	$3,436	$4,939	$5,951
RSUs	1,962	2,336	2,238
Total stock-based compensation expense	$5,398	$7,275	$8,189

As of December 31, 2016, there was $3,805 of unrecognized stock-based compensation expense expected to be recognized related to unvested employee stock options and $2,462 of unrecognized stock-based compensation expense to be recognized related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 2.69 and 2.44 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected stock price volatility	79.6%	82%	88%
Risk-free interest rate	1.85%	2.12%	2.56%
Expected life term (in years)	6.03 years	6.07 years	6.0 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $3.25, $3.17 and $11.26 per share during the years ended December 31, 2016, 2015 and 2014, respectively.

The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”, taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. We have not provided an estimate for forfeitures because we have had nominal forfeited options and RSUs and believe that all outstanding options and RSUs at December 31, 2016, will vest. In the future, we may change this estimate based on actual and expected future forfeiture rates.

Note 8 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2016, 2015 and 2014 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(28,569)	$(29,234)	$(9,902)
Basic and diluted weighted average number of shares outstanding	55,985	52,384	51,570
Basic and diluted loss per share	$(0.51)	$(0.56)	$(0.19)

Note 9 − Common Stock

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

On August 21, 2015 we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. As of December 31, 2016, common stock with an aggregate value of up to $11,831 remains available for offer and sale under the ATM agreement.

We sold 4,760,594 and 835,056 shares of common stock under the ATM program during the year ended December 31, 2016 and 2015, respectively. The average sales price per common share sold during the year ended December 31, 2016 was $4.16 and the aggregate proceeds from the sales totaled $19,791 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $594 for 2016. The average sales price per common share sold during the year ended December 31, 2015 was $4.04 and the aggregate proceeds from the sales totaled $3,378 during the period. Sales commissions, fees and other costs associated with the ATM totaled $101 for 2015.

Note 10 − Equity

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

Information about the Advisor Warrants outstanding during the twelve months ended December 31, 2016 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2015	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2016	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020

Note 11 − Employee Benefit Plan

We sponsor a defined contribution, 401k plan, covering substantially all our employees. Our matching contribution to the plan was approximately $90, $59 and $45 in 2016, 2015 and 2014, respectively.

Note 12 − Income Taxes

The income tax provision is comprised of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Current:
Federal	$—	$10	$(13)
State	(133)	(18)	(2)
Foreign	—	—	—
	(133)	(8)	(15)
Deferred:
Federal	—	—	—
State	—	—	—
Total income tax provision	$(133)	$(8)	$(15)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.31)%	(0.04)%	(0.02)%
Valuation allowance	(35.43)%	(33.36)%	(41.67)%
Stock options	—	(1.62)%	0.39%
Prior year true-up	(0.06)%	0.03%	(0.13)%
R&D Credit	0.66%	0.38%	—
Warrants	—	(0.14)%	7.92%
Other	(0.33)%	(0.29)%	(1.64)%
Effective income tax rate	(0.47)%	(0.04)%	(0.15)%

In 2016, 2015 and 2014, we had pre-tax losses of $28, $29 and $10 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2016, 2015 and 2014, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Deferred tax assets:
Reserves and accruals	$1,063	$462
State tax	1	1
Research and development credits and other credits	1,092	908
Net operating loss carry forward	29,186	18,496
Stock based compensation	13,031	9,855
Other	88	102
Total deferred tax assets	44,461	29,824

Valuation allowance	(44,455)	(29,814)
Deferred tax assets after valuation allowance	6	10

Deferred tax liability:
Depreciation and amortization	(6)	(10)

Total deferred tax liability	(6)	(10)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2016 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2016. The net change in the total valuation allowance for the 12 months ended December 31, 2016 was an increase of $14,641. At December 31, 2016, we had federal and state net operating loss carry-forwards of approximately $74,728 and $58,079, respectively, expiring beginning in 2028 and 2017, respectively. At December 31, 2016, we had federal research and development credit carry-forwards of approximately $1,092 expiring beginning in 2031.

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

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided contingent reserve under ASC 740-10 of $316 and $316 at December 31, 2016, and December 31, 2015, respectively. Our tax returns are subject to review by various tax authorities. The returns subject to review are those from 2005 forward.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have accrued interest or penalties during the 12-month period ended December 31, 2016 in the amount of $5.

A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance at the beginning of the year	$316	$316	$316
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	—	—	—
Balance at the end of the year	$316	$316	$316

Note 13 − Fair Value Measurement

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

The following table shows our cash and available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents of investments available for sale as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,432	$—	$—	$3,432	$3,432	$—

Level 1:
Mutual funds	3,195	—	—	3,195	3,195	—
U.S. government securities	1,254	—	—	1,254	—	1,254
U.S. agency securities	7,996	2	(3)	7,995	—	7,995
	12,445	2	(3)	12,444	3,195	9,249
Total	$15,877	$2	$(3)	$15,876	$6,627	$9,249
	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,296	$—	$—	$3,296	$3,296	$—

Level 1:
Mutual funds	5,005	—	—	5,005	5,005	—
U.S. government securities	1,806	—	(3)	1,803	—	1,803
U.S. agency securities	8,579	1	(4)	8,576	425	8,151
	15,390	1	(7)	15,384	5,430	9,954
Total	$18,686	$1	$(7)	$18,680	$8,726	$9,954

The maturities of our marketable securities generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the year ended December 31, 2016, 2015 and 2014 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Beginning Balance	$—	$320	$2,564
(Gain) losses included in net losses	—	117	(2,237)
Settlements	—	(333)	(7)
Expiration of warrants	—	(104)	—
Ending Balance	$—	$—	$320

Note 14 − Litigation

We have nine intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

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

The verdict includes royalties awarded to VirnetX, for unresolved issues in the Apple I case, remanded back from the USCAFC, related to (1) damages owed to VirnetX for infringement by Apple’s original VPN-on-Demand (VOD) and (2) the alleged infringement by Apple’s original FaceTime product, under the new claim construction of “secure communication link” pertaining to the ’504 and ’211 patents by the USCAFC, and the damages associated with that infringement. The hearing on all the post-trial motions was held on November 22, 2016. We are currently awaiting the court ruling and final judgement in this case.

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

VirnetX Inc. v. Apple, Inc. (Case 15-1934)

On July 10, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in IPR2014-00237 and IPR2014-00238, related to U.S. Patent No. 8,504,697. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on the grounds discussed in IPR2014-00238. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 16-1211)

On September 28, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2014-00403 and IPR2014-00404 and on October 22, 2015 for IPR2014-00481 and IPR2014-00482 involving our U.S. Patent Nos. 7,188,180, and 7,987,274. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on the grounds discussed in IPR2014-00403 and IPR2014-00481. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 16-1480)

On November 30, 2015, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,949 related to U.S. Patent No. 8,051,181. The oral arguments in this case were heard on November 7, 2016. On December 9, 2016, the USCAFC affirmed the PTAB based on certain grounds. We are currently evaluating our options in this case.

VirnetX, Inc. v. Apple, Inc. (case 16-119)

On March 4, 2016, we filed a petition for writ of mandamus with the USCAFC, requesting the USCAFC’s intervention to revoke the PTAB’s decision joining Apple to IPR2015-01046 and IPR2015-01047, related to U.S. Patent Nos. 6,502,135 and 7,490,151. On March 18, 2016, the USCAFC denied the petition without prejudice to us raising the arguments on appeal after the PTAB’s final decisions. We are currently evaluating our options in this case.

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810, IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870, IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC.

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

Note 15 − Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	(in thousands except per share)
2016
Revenue	$375	$398	$375	$402
Loss from operations	(8,618)	(5,353)	(7,287)	(7,247)
Net loss	(8,610)	(5,337)	(7,387)	(7,235)
Basic earnings (loss) per common share	$(0.16)	$(0.10)	$(0.13)	$(0.12)
Diluted earnings (loss) per common share	$(0.16)	$(0.10)	$(0.13)	$(0.12)
	First	Second	Third	Fourth
	(in thousands except per share)
2015
Revenue	$375	$400	$375	$405
Loss from operations	(5,759)	(9,567)	(6,102)	(7,749)
Net loss	(5,855)	(9,546)	(6,097)	(7,736)
Basic earnings (loss) per common share	$(0.11)	$(0.18)	$(0.12)	$(0.15)
Diluted earnings (loss) per common share	$(0.11)	$(0.18)	$(0.12)	$(0.15)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

We have audited the internal control over financial reporting of VirnetX Holding Corporation (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated March 16, 2017, expressed an unqualified opinion on those financial statements.

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 16, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2016.

The purpose of this evaluation was to determine whether as of December 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15 (f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. There were no changes in our internal control over financial reporting during the period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2016; their report is included elsewhere herein.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2017 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) which will be filed within 120 days of our fiscal year end.

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Board of Directors,” “Nominee and Continuing Directors,” “Executive Officers,” “Composition of the Board of Directors,” “Board Meetings and Committees and Annual Meeting Attendance,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Compensation Committee Matters,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Summary Compensation Table,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” and “Option Exercises in Fiscal Year 2016.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the section “Voting Securities and Principal Holders.”

Securities Authorized for Issuance Under the Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2023. As of December 31, 2016, there were 421,221 shares available to be granted under the Plan. We had 5,378,571 and 4,999,928 options outstanding at December 31, 2016, and December 31, 2015, respectively, with an average exercise price of $8.52 and $8.76, respectively. We had 423,435 and 359,956 restricted stock units outstanding at December 31, 2016 and December 31, 2015, respectively, with a weighted average grant price of $8.08 and $13.22 respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,827,006	$8.48	421,221
Equity compensation plans not approved by security holders	—	—
Total	5,827,006	$8.48	421,221

On April 25, and May 23, 2016 the Compensation Committee granted 100,000 options to Advisory members. On May 23, 2016, the Compensation Committee granted 291,500 options and 194,332 RSUs to the employees of VirnetX Inc. On June 2, 2016, the Compensation Committee granted 37,500 options and 24,999 RSUs to members of the Board of Directors of VirnetX, Inc.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement under the sections “Transactions with Related Persons” and “Composition of Board of Directors.”

Item 14.   Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under “Principal Accountant Fees & Services.”

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

Dated: March 16, 2017

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 16, 2017
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 16, 2017
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 16, 2017
Robert D. Short III

/s/ Gary Feiner	Director	March 16, 2017
Gary Feiner

/s/ Michael F. Angelo	Director	March 16, 2017
Michael F. Angelo

/s/ Thomas M. O'Brien	Director	March 16, 2017
Thomas M. O’Brien

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	By-Laws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
4.3	Specimen Common Stock Certificate.	S-3	4.1	08/20/2015	333-206497
4.4	Form of Senior Indenture	S-3	4.2	08/20/2015	333-206497
4.5	Form of Subordinated Indenture	S-3	4.4	08/20/2015	333-206497
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, Thomas M. O’Brien and Richard Nance.	8-K	10.3	07/12/2007	000-26895
10.2*	2007 Stock Plan, as amended on April 13, 2012.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan.	DEF 14A	Appendix A	04/12/2013	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.13	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18	IP Brokerage Agreement by and between ipCapital Group, Inc. and VirnetX, Inc., effective as of March 13, 2008.	8-K	10.2	03/18/2008	001-33852
10.19	Engagement Letter by and between VirnetX Holding Corporation and ipCapital Group, Inc. dated March 12, 2008.	8-K	10.3	03/18/2008	001-33852
10.20**	Engagement Letter dated June 8, 2009, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	08/10/2009	001-33852
10.21**	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	05/07/2010	001-33852
10.22**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	000-33852
10.23***	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.24*	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.	10-Q	10.4	05/10/2012	001-33852
10.25	Patent Licensing Representative Agreement, by and between IPValue Management, Inc. and VirnetX, Inc., dated May 8, 2015.	10-Q	10.1	05/11/2015	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this Exhibit.
***	Portions of this Exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.