Form 10-Q
period 2017-03-31
VirnetX Holding Corp
filed 2017-05-08
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

  If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

  The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2017, was 58,144,888.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2017	As of December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,609	$6,627
Investments available for sale	6,129	9,249
Prepaid expenses and other current assets	868	588
Total current assets	10,606	16,464
Prepaid expenses, non-current	2,279	2,374
Property and equipment, net	24	33
Total assets	$12,909	$18,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$651	$1,806
Accrued payroll and related expenses	150	1,522
Income tax liability	401	396
Deferred revenue, current portion	1,500	1,500
Total current liabilities	2,702	5,224

Deferred revenue, non-current portion	2,125	2,500
Total liabilities	4,827	7,724

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2017 and December 31, 2016, Issued and outstanding: 0 shares at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2017 and December 31, 2016, Issued and outstanding: 58,144,888 shares and 58,144,888 shares, at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	170,224	169,391
Accumulated deficit	(162,131)	(158,238)
Accumulated other comprehensive loss	(17)	(12)
Total stockholders’ equity	8,082	11,147
Total liabilities and stockholders’ equity	$12,909	$18,871

The accompanying notes are an integral part of these consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$375	$375
Operating expense:
Research and development	475	450
Selling, general and administrative	3,806	8,543
Total operating expense	4,281	8,993
Loss from operations	(3,906)	(8,618)
Interest income, net	17	15
Loss before taxes	(3,889)	(8,603)
Provision for income taxes	(5)	(7)
Net loss	$(3,894)	$(8,610)
Basic and diluted loss per share	$(0.07)	$(0.16)
Weighted average shares outstanding basic and diluted	58,145	54,135

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(3,894)	$(8,610)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	(1)	—
Change in unrealized gain (loss) on investments, net of tax	(4)	9
Total other comprehensive gain (loss) net of tax	(5)	9
Comprehensive loss	$(3,899)	$(8,601)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

Cash flows from operating activities:	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(3,894)	$(8,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	6
Amortization of warrant issuance costs	—	(30)
Stock-based compensation	833	1,234
Changes in assets and liabilities:
Prepaid expenses and other current assets	(185)	(108)
Accounts payable and accrued liabilities	(1,155)	1,643
Accrued payroll and related expenses	(1,372)	(1,383)
Related party payable	—	(11)
Income tax liability	5	—
Deferred revenue	(375)	(375)
Net cash used in operating activities	(6,134)	(7,634)
Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Purchase of investments	—	(2,752)
Proceeds from sale or maturity of investments	3,116	4,116
Net cash provided by investing activities	3,116	1,362
Cash flows from financing activities:
Proceeds from exercise of options	—	20
Proceeds from sale of common stock	—	6,795
Net cash provided by financing activities	—	6,815
Net increase (decrease) in cash and cash equivalents	(3,018)	543
Cash and cash equivalents, beginning of period	6,627	8,726
Cash and cash equivalents, end of period	$3,609	$9,269

Cash paid for income taxes	$—	$—

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Machine-to-Machine (“M2M”), communications in areas including “Smart City,” “Connected Car” and “Connected Home.” All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. (“Leidos”) (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos based on cash or certain other values generated from those patents in certain circumstances. The amount of such payments depends upon the type of value generated and certain categories are subject to maximums and other limitations.

Note 2 —  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2017, the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017.

Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in our accounting estimates are reasonably likely to occur. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, at the time they are made and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

Deferred revenue

In August 2013, we began receiving annual payments on a contract requiring payment to us over 4 years totaling $10,000 ("August 2013 Contract Settlement"). In accordance with our revenue recognition policy we defer and recognize revenue over the life of the contract, but not ahead of collection. We collected the final payment under the contract in 2016 and recognized $375 of revenue, related to the August 2013 Contract Settlement, during the three months ended March 31, 2017 and 2016.

Activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2016	$4,000
Less: Amount amortized as revenue	375
Deferred Revenue, March 31, 2017	$3,625

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the three months ended March 31, 2017 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Prepaid Expenses

Prepaid expenses at March 31, 2017 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses-non-current on the consolidated balance sheet.

Impairment of Long-Lived Assets

On an annual basis, we identify and record impairment losses on long-lived assets when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

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

Index
The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,947	$—	$—	$1,947	$1,947	$—

Level 1:
Mutual funds	1,662	—	—	1,662	1,662	—
U.S. agency securities	6,133	—	(4)	6,129	—	6,129
	7,795	—	(4)	7,791	1,662	6,129
Total	$9,742	$—	$(4)	$9,738	$3,609	$6,129

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,432	$—	$—	$3,432	$3,432	$—

Level 1:
Mutual funds	3,195	—	—	3,195	3,195	—
U.S. government securities	1,254	—	—	1,254	—	1,254
U.S. agency securities	7,996	2	(3)	7,995	—	7,995
	12,445	2	(3)	12,444	3,195	9,249
Total	$15,877	$2	$(3)	$15,876	$6,627	$9,249

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning the first quarter of 2018. We are evaluating the impact of adopting the new stock compensation standard on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In November 2015, the FASB issued ASU No. 2015-17—Income Taxes (Topic 740). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We adopted this update in 2017 and implementation did not have a material impact on our financial position or statement of operations.

Index
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). This ASU was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers.  In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 — Income Taxes

We had income tax expense of $5 and $7 for the three months ended March 31, 2017 and 2016, respectively, as a result of minimum tax payments.  During the three month period ended March 31, 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,786 and $3,342 for the three months ended March 31, 2017 and 2016, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2017 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2017. The valuation allowance carried against our net deferred tax assets was approximately $46,000 and $44,000 at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, we have federal and state net operating loss carry-forwards of approximately $78,000 and $61,000, respectively, expiring beginning in 2027 and began in 2016 for state, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2017, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 4 — Commitments And Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (‘‘LLC’’) for business travel for employees of the Company. We incurred approximately $252 and $132 in rental fees and reimbursements to LLC during the three months ended March 31, 2017 and 2016, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of LLC. On January 31, 2015, we entered into a 12-month non-exclusive lease with LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has exercised their termination rights.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2024. As of March 31, 2017, 396,221 shares remained available for grant under the Plan. During the three months ending March 31, 2017 we granted options for a total of 25,000 shares with a weighted average grant date fair value of $1.69. During the three months ended March 31, 2016 there were no grants of options or RSUs.

Stock-based compensation expense included in general and administrative expense was $833 and $1,234 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $3,339 and $2,137, respectively, which will be amortized over an estimated weighted average period of approximately 2.54 and 2.20 years, respectively.

Index
Note 6 — Equity

Common Stock

On August 21, 2015, we filed a Universal Shelf Registration Statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities.  We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 20, 2015 through March 31, 2017, we sold 5,595,650 shares under the ATM. The average sales price per common share was $4.14 and the aggregate proceeds from the sales totaled $23,169 during the period. Sales commissions, fees and other costs associated with the ATM totaled $695.

During the three months ended March 31, 2017, there were no shares sold under the ATM.

Warrants

In 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expire in April 2020.  The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets, and was amortized over the twelve-month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Condensed Consolidated Statements of Operations.

The fair value of the Advisor Warrants at the issuance date of $121 was estimated utilizing the Black-Scholes valuation model with the following assumptions: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 87.5 percent, (iii) a risk-free interest rate of 1.33 percent, and (iv) an expected warrant term of 5 years.

Information about warrants outstanding during the three months ended March 31, 2017 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2016	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2017	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

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

The jury trial of our case against Apple was held on October 31, 2012. On November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 thousand in daily interest up to final judgment and $330 thousand in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

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

Index
On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case.  The jury trial in this case was held on September 26, 2016. On September 30, 2016, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, in the case VirnetX Inc., et al. v. Apple Inc., No. Apple I, has awarded VirnetX $302.4 million in a verdict against Apple for infringing four VirnetX patents, marking the third time a federal jury has found Apple liable for infringing VirnetX’s patented technology.

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

Index
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

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Company Overview

We are an Internet security software and technology company with patented technology for secure communications including 4G Long Term Evolution (“LTE”), security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet Protocol, (“VoIP”), mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine (“M2M”) communications. Our technology generates secure connections on a ‘‘zero-click’’ or ‘‘single-click’’ basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in  new initiatives including ‘‘Smart City’’, ‘‘Connected Car’’ and ‘‘Connected Home’’ that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc. (“Leidos”) (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the public. Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks. We seek to expand our customer base with targeted promotions and direct sales initiatives.

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

We have submitted a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory, or FRAND, terms and conditions, with compensation to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into deploying 4G/LTE Advanced devices and solutions.

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

We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft Corporation, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We have engaged IPVALUE Management Inc. to assist us in commercializing our portfolio of patents on securing real-time communications over the Internet. Under the multi-year agreement, IPVALUE is expected to originate and assist us with negotiating transactions related to patent licensing worldwide with respect to certain third parties.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (‘‘Leidos’’). Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of over 110 U.S. and international patents and with over 75 pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning the first quarter of 2018. We are evaluating the impact of adopting the new stock compensation standard on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Index
In November 2015, the FASB issued ASU No. 2015-17—Income Taxes (Topic 740). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We adopted this update in 2017 and implementation did not have a material impact on our financial position or statement of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). This ASU was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this guidance will have on our financial position and statement of operations.

Index
Results of Operation

Three Months Ended March 31, 2017
Compared with Three Months Ended March 31, 2016
(in thousands, except per share amounts)

Revenue

For the three months ended March 31, 2017 and 2016 we recognized revenue of $375 from non-refundable up-front fees earned during the period. In August 2013, we began receiving annual payments on a contract which totaled $10,000 over the 4-year period. Revenues from these fees are deferred and recognized as revenue when earned in accordance with our revenue recognition policy, but not in advance of collection.

Research and Development Expenses

Our research and development expenses increased by $25 to $475 for the three months ended March 31, 2017, from $450 for the three months ended March 31, 2016. This increase was primarily due to increase in wages and health insurance costs for our employees.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $4,737 to $3,806 for the three months ended March 31, 2017, from $8,543 for the three months ended March 31, 2016. The decrease is primarily due to a decrease in legal fees of $4,622 associated with our current patent infringement actions.

Other Income and Expenses

Interest income increased by $2 to $17 for the three months ended March 31, 2017, from $15 for the comparable 2016 period.

Liquidity and Capital Resources

As of March 31, 2017, our cash and cash equivalents totaled approximately $3,609 and our short-term investments totaled approximately $6,129, compared to cash and cash equivalents of approximately $6,627 and short-term investments of approximately $9,249 at December 31, 2016, respectively. Working capital was $7,904 at March 31, 2017, and $11,240 at December 31, 2016. The decrease in cash and investments during the three months ended March 31, 2017 was primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions and the loss incurred during the period.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2017, as well as our ability to receive cash from sales of common shares under the ATM and the Universal Shelf Registration Statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration Statement and ATM Offering

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

Income Taxes

We had income tax expense of $5 and $7 for the three months ended March 31, 2017 and 2016, respectively, as a result of minimum tax payments.  During the three month period ended March 31, 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by approximately $1,786 and $3,342 for the three months ended March 31, 2017 and 2016, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2017 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2017. The valuation allowance carried against our net deferred tax assets was approximately $46,000 and $44,000 at March 31, 2017 and December 31, 2016, respectively.

Index
At March 31, 2017, we have federal and state net operating loss carry-forwards of approximately $78,000 and $61,000, respectively, expiring beginning in 2027 and began in 2016 for state, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2017, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of March 31, 2017.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2017.

The purpose of this evaluation was to determine whether as of March 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The jury trial of our case against Apple was held on October 31, 2012. On November 6, 2012, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us over $368 million in a verdict against Apple for infringing four of our patents. On February 26, 2013, the court issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior jury verdict denying Apple’s motion to reduce the damages awarded by the jury for past infringement. The Court further denied Apple’s request for a new trial on the liability and damages portions of the verdict and granted our motions for pre-judgment interest, post-judgment interest, and post-verdict damages to date. The Court ordered that Apple pay $34 thousand in daily interest up to final judgment and $330 thousand in daily damages for infringement up to final judgment for certain Apple devices included in the verdict. The Court denied our request for a permanent injunction and severed the future infringement portion into its own separate proceedings under Case 6:13-CV-00211-LED.

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

Index
On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case.  The jury trial in this case was held on September 26, 2016. On September 30, 2016, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, in the case VirnetX Inc., et al. v. Apple Inc., No. Apple I, has awarded VirnetX $302.4 million in a verdict against Apple for infringing four VirnetX patents, marking the third time a federal jury has found Apple liable for infringing VirnetX’s patented technology.

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

Index
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

Index
ITEM 1A — RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the following material risks in addition to the other information set forth in this Quarterly Report on Form 10-Q, as well as our Annual Form 10-K filed March 16, 2017 before making any investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

Risks Related to Our Business and Our Financial Reporting

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterpart to our litigation includes large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

We may seek additional capital to support our business growth, and this capital will be dilutive, may cause our stock price to drop or may not be available on acceptable terms, if at all.

We may seek additional capital to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances, including sales under our ATM or our Universal Shelf Registration Statement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our ATM or our Universal Shelf Registration Statement, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the success of our current ATM offering. Sales of a substantial number of shares of our common stock in the public market, the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, the incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

We may not be able to capitalize on market opportunities related to our licensing strategy or our patent portfolio.

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed. Factors that may affect our ability to execute our current business strategy include, but are not limited to, the following:

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

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-Over-Internet Protocol or “VoIP” services are not currently subject to all of the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP. For further example, the use of the Internet and private Internet Protocol or “IP” networks for communication is largely unregulated within the United States, but may become regulated in the future; also, several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite our security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

A security breach could require a substantial level of financial resources to rectify and could result in a claim and investigation that cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach may also harm our reputation and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our operating results and financial condition.

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

We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

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

We currently have only one commercial product, the GABRIEL Collaboration Suite. As such, we have a small technical team, which may limit our ability to rapidly adapt our product to customer requirements or add new product features to maintain our competitive edge and drive adoption. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our GABRIEL Collaboration Suite, we may not be able to effectively:

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

Any significant problem with our systems or operations could result in lost revenue, customer dissatisfaction or lawsuits against us. A failure in the operation of our secure domain name registration system could result in the inability of one or more registrars to register and maintain secure domain names for a period of time. A failure in the operation or update of the master directory that we plan to maintain could result in deletion or discontinuation of assigned secure domain names for a period of time. The inability of the registrar systems we establish, including our back-office billing and collections infrastructure, and telecommunications systems to meet the demands of an increasing number of secure domain name requests could result in substantial degradation in our customer support service and our ability to process registration requests in a timely manner.

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

Risks Related to Our Common Stock

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2017, we had outstanding options to purchase an aggregate of 5,403,571 shares of common stock representing 9.25% of our total shares outstanding of which 4,561,251 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on NYSE MKT. Over the past years the market price of our common stock has experienced significant fluctuations. Between April 1, 2016, and March 31, 2017, the reported last adjusted closing price on NYSE MKT for our common stock ranged between $1.85 and $6.20 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	developments or lack thereof in any then-outstanding litigation;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock or derivative transactions related to our stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•
general social, political, economic and financial conditions, including the significant volatility in the global financial markets as a result of the announcement of the Referendum of the United Kingdom’s membership of the European Union, referred to as Brexit and concerns regarding the impact of the recent U.S. presidential election on domestic and international regulations, taxes of international trade agreements.

Index
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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $29.2 million for the year ended December 31, 2015, a net loss of $28.6 million for the year ended December 31, 2016, and a net loss of $3.9 million for the quarter ended March 31, 2017, with an accumulated deficit of $162 million. The following include some of the factors that may cause our operating results to fluctuate:

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

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	changes in operating performance and stock market valuations of other companies generally, or those in our industry;

•	sales of shares of our common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

Index
•	actual or anticipated changes in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes the stability of the EU and the exit of the United Kingdom or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of March 31, 2017, our executive officers and directors beneficially owned approximately 19% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8.4% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Our protective provisions in our amended and restated certificate of incorporation and bylaws could make it difficult for a third party to successfully acquire us even if you would like to sell your stock to them.

We have a number of protective provisions in our amended and restated certificate of incorporation and bylaws that could delay, discourage or prevent a third party from acquiring control of us without the approval of our Board of Directors. These protective provisions include:

•
A staggered Board of Directors: This means that only one or two directors (since we have a five-person Board of Directors) will be up for election at any given annual meeting. This has the effect of delaying the ability of stockholders to affect a change in control of us because it would take two annual meetings to effectively replace a majority of the Board of Directors.

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

Index
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

These and other provisions in our amended and restated certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 5 — OTHER INFORMATION.

None

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

Date: May 8, 2017