Form 10-Q
period 2017-06-30
VirnetX Holding Corp
filed 2017-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2017, was 58,309,034.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2017	As of December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,212	$6,627
Investments available for sale	4,240	9,249
Prepaid expenses and other current assets	793	588
Total current assets	7,245	16,464
Prepaid expenses, non-current	2,182	2,374
Property and equipment, net	18	33
Total assets	$9,445	$18,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$444	$1,806
Accrued payroll and related expenses	190	1,522
Income tax liability	395	396
Deferred revenue, current portion	1,500	1,500
Total current liabilities	2,529	5,224

Deferred revenue, non-current portion	1,750	2,500
Total liabilities	4,279	7,724

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2017 and December 31, 2016, Issued and outstanding: 0 shares at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at June 30, 2017 and December 31, 2016, Issued and outstanding: 58,277,399 shares and 58,144,888 shares, at June 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	171,106	169,391
Accumulated deficit	(165,929)	(158,238)
Accumulated other comprehensive loss	(17)	(12)
Total stockholders’ equity	5,166	11,147
Total liabilities and stockholders’ equity	$9,445	$18,871

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$396	$398	$771	$773
Operating expense:
Research and development	517	481	992	931
Selling, general and administrative	3,690	5,270	7,496	13,814
Total operating expense	4,207	5,751	8,488	14,745
Loss from operations	(3,811)	(5,353)	(7,717)	(13,972)
Interest income, net	13	16	31	31
Loss before taxes	(3,798)	(5,337)	(7,686)	(13,941)
Provision for income tax	—	—	(5)	(7)
Net loss	$(3,798)	$(5,337)	$(7,691)	$(13,948)
Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.13)	$(0.25)
Weighted average shares outstanding basic and diluted	58,195	55,712	58,170	54,924

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(3,798)	$(5,337)	$(7,691)	$(13,948)
Other comprehensive income (loss):
Change in equity adjustment from foreign currency translation, net of tax	—	4	(1)	3
Change in unrealized gain on investments, net of tax	—	3	(4)	14
Total other comprehensive income gain (loss)	—	7	(5)	17
Comprehensive loss	$(3,798)	$(5,330)	$(7,696)	$(13,931)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(7,691)	$(13,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	15
Amortization of warrant issuance costs	—	30
Stock-based compensation	1,715	2,556
Changes in assets and liabilities:
Prepaid expenses and other assets	(13)	14
Accounts payable and accrued liabilities	(1,362)	(788)
Accrued payroll and related expenses	(1,303)	(1,303)
Related party payable	—	10
Income tax liability	(1)	—
Deferred revenue	(750)	(750)
Net cash used in operating activities	(9,390)	(14,164)
Cash flows from investing activities:
Purchase of property and equipment	—	(5)
Purchase of investments	(756)	(5,195)
Proceeds from sale or maturity of investments	5,760	6,870
Net cash provided by investing activities	5,004	1,670
Cash flows from financing activities:
Proceeds from exercise of options	—	20
Proceeds from sale of common stock	—	13,743
Payments of taxes on restricted stock units	(29)	(80)
Net cash provided by (used in) financing activities	(29)	13,683
Net change in cash and cash equivalents	(4,415)	1,189
Cash and cash equivalents, beginning of period	6,627	8,726
Cash and cash equivalents, end of period	$2,212	$9,915

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Business Description

VirnetX Holding Corporation, which we refer to as “we,” “us,” “our,” “the Company” or “VirnetX” is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. Prior to 2012, our revenue was limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement. Since 2012 we had revenues from settlements of patent infringement disputes whereby we received consideration for past sales of licenses that utilized our technology, where there was no prior patent license agreement, as well as license agreement revenues from settlements providing licensing for the continued use of our technology (see “Revenue Recognition”).

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 49 U.S. and 69 foreign patents with approximately 50 pending patent applications worldwide. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Machine-to-Machine (“M2M”)  communications in areas including “Smart City,” “Connected Car” and “Connected Home.” All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the Internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. (“Leidos”) (f/k/a Science Applications International Corporation or SAIC) in 2006 and we are required to make payments to Leidos, in certain cases that result in cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Note 2 —  Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2017, the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2017 and 2016, and our cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Deferred revenue

In August 2013, we began receiving annual payments on a contract requiring payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). In accordance with our revenue recognition policy we defer and recognize revenue over the life of the contract, but not ahead of collection. We collected the final payment under the contract in 2016. During the six months ended June 30, 2017 we recognized $750 of revenue related to the August 2013 Contract Settlement.

Activity under the August 2013 Contract Settlement was as follows:

Deferred Revenue, December 31, 2016	$4,000
Less: Amount amortized as revenue	750
Deferred Revenue, June 30, 2017	$3,250

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the six months ended June 30, 2017 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Prepaid Expenses

Prepaid expenses at June 30, 2017 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses, non-current on the consolidated balance sheet.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2017, and December 31, 2016.

	June 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,653	$-	$-	$1,653	$1,653	$-

Level 1:
Mutual funds	459	-	-	459	459	-
U.S. agency securities	4,345	-	(5)	4,340	100	4,240
	4,804	-	(5)	4,799	559	4,240
Total	$6,457	$-	$(5)	$6,452	$2,212	$4,240

Index
	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,432	$—	$—	$3,432	$3,432	$—

Level 1:
Mutual funds	3,195	—	—	3,195	3,195	—
U.S. government securities	1,254	—	—	1,254	—	1,254
U.S. agency securities	7,996	2	(3)	7,995	—	7,995
	12,445	2	(3)	12,444	3,195	9,249
Total	$15,877	$2	$(3)	$15,876	$6,627	$9,249

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. We adopted this ASU in 2017 with the following affects:

•          This ASU requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We had zero excess tax benefits recognized for the six months ended June 30, 2017.

•          Certain prior periods amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. As a result of the implementation of ASU 2016-09, our condensed consolidated statements of cash flow for the six months ended June 30, 2016 has been restated to reflect the reclassification of $80 for payments of taxes on cashless exercise of restricted stock units, previously reported in cash flows from operation activities to the current presentation in cash flows from financing activities.

•          The Company has elected to not estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. As such, the guidance relating to forfeitures did not have an impact on our accumulated deficit as of January 1, 2017.

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

Index
Note 3 - Income Taxes

We had zero income tax expense for the three months ended June 30, 2017 and $5 of income tax expense for the six months ended June 30, 2017.  During the three and six-month period ended June 30, 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $3,747 for the six months ended June 30, 2017.  We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the unaudited condensed consolidated statements of income as a component of the provision for income taxes whereas they previously were recorded in equity. There were no excess tax benefits recognized in the six months ended June 30, 2017.

We had zero income tax expense for the three months ended June 30, 2016 and $7 of income tax expense for the six months ended June 30, 2016.  During the three and six-month periods ended June 30, 2016, we had NOLs which generated deferred tax assets for NOL carryforwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards. Valuation allowances provided for our net deferred tax assets increased by approximately $5,235 for the six months ended June 30, 2016.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2017 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2017. The valuation allowance provided against our net deferred tax assets was approximately $48,000 and $44,000 at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, we have federal and state NOL carry-forwards of approximately $82,000 and $65,000, respectively, expiring beginning in 2027 and 2016, respectively.

We have adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2017, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2017. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $213 and $472 compared to $235 and $367 in rental fees and reimbursements to the LLC during the three and six months ended June 30, 2017 and 2016, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. On January 31, 2015, we entered into a 12-month non-exclusive lease with LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has exercised their termination rights.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. In May 2017, the Board approved an amendment and restatement of the Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved of the Plan Amendment at the 2017 Annual Meeting of Stockholders held on June 1, 2017. The Plan provides for grants of 16,624,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023.  As of June 30, 2017, 2,344,557 shares remained available for grant under the Plan.

During the three months ended June 30, 2017, we granted options for a total of 331,000 shares with a weighted average grant date fair value of $2.72. During the three months ended June 30, 2016, we granted options totaling 379,000 shares with a weighted average grant date fair value of $3.43.

During the six months ended June 30, 2017, we granted options for a total of 356,000 shares. The weighted average fair values at the grant dates for options issued during the six months ended June 30, 2017 was $2.65 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2017 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 84 percent (iii) a risk-free interest rate of 1.94 percent and (iv) and expected option term of 6 years.

Index
During the six months ended June 30, 2016, we granted options for a total of 429,000 shares with a weighted average grant date fair value of $3.22. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2016 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility average of 79 percent (iii) a risk-free interest rate average of 1.87 percent and (iv) an expected option term average of 6 years.

During the three months ended June 30, 2017 and 2016, we granted 220,664 and 219,331 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the three months ended June 30, 2017 and 2016 were $3.83 and $4.75 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the three months ended June 30, 2017 and 2016, we paid $29 and $80 in withholding taxes on shares issued upon conversion of RSUs. The underlying shares were canceled. These amounts are reflected as financing costs in the accompanying statement of cash flows.

Stock-based compensation expense included in general and administrative expense was $882 and $1,715 for the three and six months ended June 30, 2017, respectively, and $1,322 and $2,556 for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $3,754 and $2,588, respectively, which will be amortized over an estimated weighted average period of approximately 2.75 and 2.81 years, respectively.

During the six-month period ended June 30, 2017 we issued 132,511 new shares of common stock as a result of vesting RSUs. No shares of common stock were issued as a result of stock options exercised during the period.

Note 6 — Equity

Common Stock

On August 21, 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities.  We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 20, 2015 through June 30, 2017, we sold 5,595,650 shares under the ATM. The average sales price per common share was $4.14 and the aggregate proceeds from the sales totaled $23,169 during the period. Sales commissions, fees and other costs associated with the ATM totaled $695. At June 30, 2017 $65 million remains available for sale under the shelf offering, with $11.8 million remaining in the ATM.

During the six months ended June 30, 2017, there were no shares sold under the ATM.

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

Information about warrants outstanding during the six months ended June 30, 2017 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2016	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2017	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

Index
Stock Purchase Agreement

On May 31, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Public Intelligence Technology Associates kk (“Investor”), (Japanese Corporation), pursuant to which the Company will issue and sell to Investor 5,494,505 shares of Common Stock (the “Shares”) as promptly as practicable following the satisfaction or waiver of certain closing conditions, in a private placement pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) for a total purchase price of approximately $20,000,000, or $3.64 per share.  The Purchase Agreement contained customary representations and warranties by the parties.  The Company intends to use the net proceeds from the private placement primarily for general corporate purposes.

On June 27, 2017, the Company and Investor mutually agreed to extend the date for the closing of the Share Purchase. Subsequent to the extension, the Investor informed the Company that Investor’s financing sources have not yet completed their diligence of Investor and the closing did not occur by the date agreed upon by the parties. The Company believes that the closing of the Share Purchase will occur in the future, as the Company is continuing discussions with Investor and assisting in the due diligence process being conducted by Investor’s financing sources with the goal of facilitating the closing of the Share Purchase. However, although the closing of the Share Purchase is not subject to any conditions, the Company cannot provide assurance that the Investor will be able to obtain financing and consummate the closing of the Share Purchase or when the closing of the Share Purchase may occur. Accordingly, the Company cannot be certain it will be able to recover the consideration due to it under the Purchase Agreement.

The significant terms of the agreement are as follows:

During the eighteen (18) month period following the closing date of the Purchase Agreement (the “Lockup Period”), the Company has an irrevocable and exclusive option to repurchase any and all of the Shares acquired by Investor that have not otherwise been surrendered in the manner described below, at prices set forth in a schedule set forth in the Purchase Agreement.

In addition, pursuant to the terms of the Purchase Agreement, after closing the Company will make quarterly payments to Investor of a percentage of the revenues described in the Purchase Agreement recognized from cash or cash equivalents received by Network Research Corporation Japan Ltd., the Company’s Japanese subsidiary, from a Japanese company that is incorporated or otherwise created under the laws of Japan and is headquartered in Japan (a “Japanese Company”) that is directly attributable to (i) patent license fees or royalties for licenses granted under the Company’s Japanese patents with respect to the products and services of a Japanese Company sold in Japan, (ii) licensing of the Gabriel Collaboration Suite to a Japanese Company for end use in Japan, or (iii) provision of other commercial services by the Company to a Japanese Company in Japan, such as the Company’s Secure Domain Name services (the “Company Japan Revenues,” and each such payment, the “Priority Quarterly Revenue Share Payment”). Upon each Priority, Quarterly Revenue Share Payment made by the Company to Investor, the Shares purchased by Investor pursuant to the Purchase Agreement will be automatically surrendered for no consideration in accordance with a schedule set forth in the Purchase Agreement. The Priority Quarterly Revenue Share Payments shall be made until the earliest to occur of (i) when Investor no longer holds or owns any Shares acquired pursuant to the Purchase Agreement, (ii) when the Company has made aggregate Priority Quarterly Revenue Share Payments equal to $20,000,000 pursuant to the Purchase Agreement or (iii) the end of the Lockup Period (the “Priority Revenue Sharing Period”). The aggregate Priority Quarterly Revenue Share Payments made during the Priority Revenue Sharing Period shall not exceed $20,000,000. After the Priority Revenue Sharing Period, the Company will continue to make quarterly payments to Investor pursuant to the terms of the Revenue Sharing Agreement described below.

Upon the issuance and sale of the Shares, the Company and Investor will enter into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement will contain specific obligations and agreements of Investor as owner of the Shares, including (a) customary standstill restrictions, including restrictions on the acquisition of additional securities of the Company, through the date that is sixty (60) months after the date of the Stockholders Agreement (unless earlier terminated), (b) restrictions on transferring the Shares during the Lockup Period without the consent of the Company, subject to customary exceptions, (c) after the Lockup Period, restrictions on transferring the Shares to (i) any holder of more than 5% of the outstanding shares of the Company’s common stock (after such transfer), (ii) any competitor of the Company or an officer, employee, director or more than 10% holder of a competitor or (iii) specified entities listed in the Stockholders Agreement, (d) the grant by Investor of an irrevocable proxy to the Company whereby Investor appoints the designated proxy holder as proxy and attorney-in-fact, to vote and act on behalf of Investor as such proxy holder deems advisable and in all cases in accordance with the recommendations of the Company’s board of directors on any matters submitted to the Company’s stockholders and (e) for so long as Investor owns more than one percent (1%) of the outstanding stock of the Company, Investor shall not directly or indirectly lend, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, or otherwise transfer or dispose of any shares of the Company’s common stock for period not to exceed 120 days following the completion of any underwritten public offering or private placement of the Company’s equity securities without written permission of the company, provided however that all directors and Section 16 officers shall be subject to the same restrictions.

Concurrently with the Purchase Agreement, the Company and Investor also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”). Under the Revenue Sharing Agreement, after the Priority Revenue Sharing Period (i) Investor shall make quarterly payments to the Company equal to a percentage set forth in the Revenue Sharing Agreement of the worldwide revenues of Investor and its affiliates, including without limitation the amounts received from the licensing or sale of any products, services or intellectual property rights or received in rent, returns and other distributions from real estate and real estate investment trusts; and (ii) the Company shall make quarterly payments to Investors of a percentage set forth in the Revenue Sharing Agreement of the Company Japan Revenues, such percentage payable under the Revenue Sharing Agreement is lower than the percentage payable during the Priority Revenue Sharing Period under the Purchase Agreement. The Company’s payment obligations under the Revenue Sharing Agreement shall start only after the end of its obligations to pay Priority Quarterly Revenue Share Payments under the Purchase Agreement.

Also, concurrently with the Purchase Agreement, the Company and Investor also entered into a Gabriel License Agreement (the “Gabriel License Agreement”) for the marketing and promotion of the Company’s products and services by Investor in Japan. Investor’s sole compensation for the services provided under the Gabriel License Agreement are the payments made to Investor under the Revenue Sharing Agreement.

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

Index
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

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810 and IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870 and IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated. The briefing in these appeals has been concluded; oral arguments have not yet been scheduled.

Index
VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One,LLC v. Broadcom Corporation, No. 2015-1944.

VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. These appeals have been consolidated. The briefing in these appeals is ongoing.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. We adopted this ASU in 2017 with the following affects:

•          This ASU requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We had zero excess tax benefits recognized for the six months ended June 30, 2017.

•          Certain prior periods amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. As a result of the implementation of ASU 2016-09, our condensed consolidated statements of cash flow for the six months ended June 30, 2016 has been restated to reflect the reclassification of $80 for payments of taxes on cashless exercise of restricted stock units, previously reported in cash flows from operation activities to the current presentation in cash flows from financing activities.

•          The Company has elected to not estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. As such, the guidance relating to forfeitures did not have an impact on our accumulated deficit as of January 1, 2017.

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

Index
Results of Operations

Three and Six Months Ended June 30, 2017
Compared with Three and Six Months Ended June 30, 2016
(in thousands, except per share amounts)

Revenue

We had revenues of $396 and $771 for the three and six months ended June 30, 2017, respectively, and revenues of $398 and $773 for the three and six months ended June 30, 2016, respectively.

Revenues for the three and six months ended June 30, 2017 included recognized revenue of $375 and $750, respectively, from non-refundable up-front fees earned during the period. In August 2013, we began receiving annual payments on this contract which totaled $10,000 over the 4-year period. Revenues from these fees are deferred and recognized as revenue when earned in accordance with our revenue recognition policy, but not in advance of collection.

Research and Development Expenses

Research and development expenses were $517 and $481 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $36 due primarily to an increase in staff expense for the three months ended June 30, 2017. Research and development expenses were $992 and $931 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $61 due primarily to an increase in staff expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended June 30, 2017 compared to June 30, 2016 decreased by $1,580 to $3,690. The change is primarily due to a decrease in legal fees associated with our patent infringement actions. For the six months ended June 30, 2017 our selling, general and administrative expenses decreased by $6,318 to $7,496 compared to the six months ended June 30, 2016.  The change was primarily due to a $5,779 decrease in legal fees associated with our patent infringement actions. We expect to incur the same levels or increased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

Interest income decreased by $3 to $13 for the three months ended June 30, 2017, from $16 for the comparable 2016 period, and there was no change for the six months ended June 30, 2017 from $31 for the six months ended June 30, 2016.

Net loss

Net loss for the three months ended June 30, 2017 and June 30, 2016 was $3,798 and $5,337, respectively. Net loss for the six months ended June 30, 2017 and June 30, 2016 was $7,691 and $13,948, respectively. The changes are primarily due to decreases in legal fees associated with our patent infringement actions and reported in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2017, our cash and cash equivalents totaled approximately $2,212 and our short-term investments totaled approximately $4,240, compared to cash and cash equivalents of approximately $6,627 and short-term investments of approximately $9,249 at December 31, 2016. Working capital was $4,716 at June 30, 2017, and $11,240 at December 31, 2016. The decrease in cash and investments during the six months ended June 30, 2017 was primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions and the loss incurred during the period.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2017, as well as our ability to receive cash from sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration Statement and ATM Offering

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (the “SEC”) enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. At June 30, 2017 $65 million remains available for sale under the shelf offering, with $11.8 million remaining in the ATM.

Index
Stock Purchase Agreement

On May 31, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Public Intelligence Technology Associates (“Investor”), kk (Japanese Corporation), pursuant to which the Company will issue and sell to Investor 5,494,505 shares of Common Stock (the “Shares”) as promptly as practicable following the satisfaction or waiver of certain closing conditions, in a private placement pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) for a total purchase price of approximately $20,000,000, or $3.64 per share.  The Purchase Agreement contained customary representations and warranties by the parties.  The Company intends to use the net proceeds from the private placement primarily for general corporate purposes.

On June 27, 2017, the Company and Investor mutually agreed to extend the date for the closing of the Share Purchase. Subsequent to the extension, the Investor informed the Company that Investor’s financing sources have not yet completed their diligence of Investor and the closing did not occur by the date agreed upon by the parties. The Company believes that the closing of the Share Purchase will occur in the future, as the Company is continuing discussions with Investor and assisting in the due diligence process being conducted by Investor’s financing sources with the goal of facilitating the closing of the Share Purchase. However, although the closing of the Share Purchase is not subject to any conditions, the Company cannot provide assurance that the Investor will be able to obtain financing and consummate the closing of the Share Purchase or when the closing of the Share Purchase may occur. Accordingly, the Company cannot be certain it will be able to recover the consideration due to it under the Purchase Agreement.

The significant terms of the agreement are as follows:

During the eighteen (18) month period following the closing date of the Purchase Agreement (the “Lockup Period”), the Company has an irrevocable and exclusive option to repurchase any and all of the Shares acquired by Investor that have not otherwise been surrendered in the manner described below, at prices set forth in a schedule set forth in the Purchase Agreement.

In addition, pursuant to the terms of the Purchase Agreement, after closing the Company will make quarterly payments to Investor of a percentage of the revenues described in the Purchase Agreement recognized from cash or cash equivalents received by Network Research Corporation Japan Ltd., the Company’s Japanese subsidiary, from a Japanese company that is incorporated or otherwise created under the laws of Japan and is headquartered in Japan (a “Japanese Company”) that is directly attributable to (i) patent license fees or royalties for licenses granted under the Company’s Japanese patents with respect to the products and services of a Japanese Company sold in Japan, (ii) licensing of the Gabriel Collaboration Suite to a Japanese Company for end use in Japan, or (iii) provision of other commercial services by the Company to a Japanese Company in Japan, such as the Company’s Secure Domain Name services (the “Company Japan Revenues,” and each such payment, the “Priority Quarterly Revenue Share Payment”). Upon each Priority, Quarterly Revenue Share Payment made by the Company to Investor, the Shares purchased by Investor pursuant to the Purchase Agreement will be automatically surrendered for no consideration in accordance with a schedule set forth in the Purchase Agreement. The Priority Quarterly Revenue Share Payments shall be made until the earliest to occur of (i) when Investor no longer holds or owns any Shares acquired pursuant to the Purchase Agreement, (ii) when the Company has made aggregate Priority Quarterly Revenue Share Payments equal to $20,000,000 pursuant to the Purchase Agreement or (iii) the end of the Lockup Period (the “Priority Revenue Sharing Period”). The aggregate Priority Quarterly Revenue Share Payments made during the Priority Revenue Sharing Period shall not exceed $20,000,000. After the Priority Revenue Sharing Period, the Company will continue to make quarterly payments to Investor pursuant to the terms of the Revenue Sharing Agreement described below.

Upon the issuance and sale of the Shares, the Company and Investor will enter into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement will contain specific obligations and agreements of Investor as owner of the Shares, including (a) customary standstill restrictions, including restrictions on the acquisition of additional securities of the Company, through the date that is sixty (60) months after the date of the Stockholders Agreement (unless earlier terminated), (b) restrictions on transferring the Shares during the Lockup Period without the consent of the Company, subject to customary exceptions, (c) after the Lockup Period, restrictions on transferring the Shares to (i) any holder of more than 5% of the outstanding shares of the Company’s common stock (after such transfer), (ii) any competitor of the Company or an officer, employee, director or more than 10% holder of a competitor or (iii) specified entities listed in the Stockholders Agreement, (d) the grant by Investor of an irrevocable proxy to the Company whereby Investor appoints the designated proxy holder as proxy and attorney-in-fact, to vote and act on behalf of Investor as such proxy holder deems advisable and in all cases in accordance with the recommendations of the Company’s board of directors on any matters submitted to the Company’s stockholders and (e) for so long as Investor owns more than one percent (1%) of the outstanding stock of the Company, Investor shall not directly or indirectly lend, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, or otherwise transfer or dispose of any shares of the Company’s common stock for period not to exceed 120 days following the completion of any underwritten public offering or private placement of the Company’s equity securities without written permission of the company, provided however that all directors and Section 16 officers shall be subject to the same restrictions.

Concurrently with the Purchase Agreement, the Company and Investor also entered into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”). Under the Revenue Sharing Agreement, after the Priority Revenue Sharing Period (i) Investor shall make quarterly payments to the Company equal to a percentage set forth in the Revenue Sharing Agreement of the worldwide revenues of Investor and its affiliates, including without limitation the amounts received from the licensing or sale of any products, services or intellectual property rights or received in rent, returns and other distributions from real estate and real estate investment trusts; and (ii) the Company shall make quarterly payments to Investors of a percentage set forth in the Revenue Sharing Agreement of the Company Japan Revenues, such percentage payable under the Revenue Sharing Agreement is lower than the percentage payable during the Priority Revenue Sharing Period under the Purchase Agreement. The Company’s payment obligations under the Revenue Sharing Agreement shall start only after the end of its obligations to pay Priority Quarterly Revenue Share Payments under the Purchase Agreement.

Also, concurrently with the Purchase Agreement, the Company and Investor also entered into a Gabriel License Agreement (the “Gabriel License Agreement”) for the marketing and promotion of the Company’s products and services by Investor in Japan. Investor’s sole compensation for the services provided under the Gabriel License Agreement are the payments made to Investor under the Revenue Sharing Agreement.

Index
Income Taxes

We had zero income tax expense for the three months ended June 30, 2017 and $5 of income tax expense for the six months ended June 30, 2017. During the three and six-month period ended June 30, 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards. We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by $3,747 for the six months ended June 30, 2017. We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, which requires excess tax benefits or deficiencies to be reflected in the unaudited condensed consolidated statements of income as a component of the provision for income taxes whereas they previously were recorded in equity. There were no excess tax benefits recognized in the six months ended June 30, 2017

We had zero income tax expense for the three month period ended June 30, 2016 and $7 of income tax expense for the six months ended June 30, 2016. During the three and six-month periods ended June 30, 2016, we had NOLs which generated deferred tax assets for NOL carryforwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards. Valuation allowances provided for our net deferred tax assets increased by approximately $5,235 for the six months ended June 30, 2016.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at June 30, 2017 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at June 30, 2017. The valuation allowance provided against our net deferred tax assets was approximately $48,000 and $44,000 at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, we have federal and state NOL carry-forwards of approximately $82,000 and $65,000, respectively, expiring beginning in 2027 and 2016, respectively.

We have adopted accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2017, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of June 30, 2017.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2017.

The purpose of this evaluation was to determine whether as of June 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810 and IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870 and IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated. The briefing in these appeals has been concluded; the oral arguments have not yet been scheduled.

Index
VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One,LLC v. Broadcom Corporation, No. 2015-1944.

VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. These appeals have been consolidated. The briefing in these appeals is ongoing.

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

We can provide no assurance the closing of our private placement will occur and we cannot be certain we will be able to recover the consideration due to us under the definitive agreement of the private placement.

On May 31, 2017, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Public Intelligence Technology Associates, kk (Japanese Corporation) (“PITA”), pursuant to which we will issue and sell to PITA 5,494,505 shares of Common Stock (the “Shares”) pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”) for a total purchase price of approximately $20 million, or $3.64 per share (the “Share Purchase”). As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 14, 2017, PITA’s financing sources have not yet completed their diligence of PITA and the closing of the Share Purchase has not yet occurred.

We can provide no assurance on when or if the closing of the Share Purchase will occur. Additionally, we cannot be certain that we will recover the consideration due to us under the Purchase Agreement if PITA is unable to obtain sufficient funds to consummate the closing or otherwise fails to close. If the closing of the Share Purchase is not consummated, our stock price may decline. We will have incurred substantial costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Share Purchase does not occur. A failed transaction may also result in negative publicity and a negative impression of us in the investment community or business community generally. Additionally, if the closing of the Share Purchase does not occur, we may need to seek additional capital which may not be available to us or may not be available on terms that are comparable to the terms negotiated with PITA and/or satisfactory to us. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock, or the ability to raise additional capital.

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

Index
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

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed. Factors that may affect our ability to execute our current business strategy include, but are not limited to, the following:

•
Although to date we have entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships, or if we are successful in entering into such relationships, the acquisition of them may be expensive, and they, as well as our existing settlement and our existing and pending license agreements may not generate the financial results we expect;

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

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-Over-Internet Protocol or “VoIP” services are not currently subject to all the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP. For further example, the use of the Internet and private Internet Protocol or “IP” networks for communication is largely unregulated within the United States, but may become regulated in the future; also, several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Index
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

We currently generate revenue from a limited number of customers that have entered Settlement and License Agreements. Although our GABRIEL Collaboration Suite is not currently generating revenue, it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

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

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish. To the extent, the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures. Our systems and operations will also be vulnerable to damage or interruption from, among other things:

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2017, we had outstanding options to purchase an aggregate of 5,734,571 shares of common stock representing 9.84% of our total shares outstanding of which 4,686,144 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

In addition, the shares of common stock that will be delivered to PITA upon consummation of the closing of the Share purchase is subject to a stockholders agreement with PITA (the “Stockholders Agreement), which provides for an eighteen (18) month lockup period (the “Lockup Period”) whereby PITA cannot transfer such shares unless approved by our Board of Directors, except in certain circumstances. As these restrictions end, sales of our common stock by PITA or other stockholders may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to decline and make it more difficult for existing stockholders to sell shares of our common stock.

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on NYSE MKT. Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2016, and June 30, 2017, the reported last adjusted closing price on NYSE MKT for our common stock ranged between $1.85 and $5.30 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $29.2 million for the year ended December 31, 2015, a net loss of $28.6 million for the year ended December 31, 2016, and a net loss of $7.7 million for the period ended June 30, 2017, with an accumulated deficit of $166 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Index
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

As of June 30, 2017, our executive officers and directors beneficially owned approximately 18% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8% of our then outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Additionally, if the closing of the Share Purchase occurs, upon closing, PITA will beneficially own 5,494,505 shares, or approximately 8.6% of the total of (i) our outstanding common stock as of June 30, 2017, and (ii) the shares purchased by PITA. Pursuant to the Stockholders Agreement to be entered into upon the closing of the Share Purchase, PITA will grant an irrevocable proxy to the Company to vote and act on behalf of PITA as such proxy holder deems advisable and in all cases in accordance with the recommendations of the Company’s board of directors on any matters submitted to the Company’s stockholders. Because of their beneficial ownership interest, our officers and directors and certain significant stockholders could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
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

Index
ITEM 6 —EXHIBITS.

The documents listed in the Exhibit Index of the Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRNETX HOLDING CORPORATION

	By:	/s/ Kendall Larsen
		Name	Kendall Larsen

		Title	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard H. Nance
		Name	Richard H. Nance

		Title	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2017

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Stock Purchase Agreement between Registrant and Public Intelligence Technology Associates, kk, dated as of May 31, 2017.
10.2*	Revenue Sharing Agreement between Registrant and Public Intelligence Technology Associates, kk, dated as of May 31, 2017.
10.3*	Gabriel License Agreement between Registrant and Public Intelligence Technology Associates, kk, dated as of May 31, 2017.
10.4*	Form of Stockholders Agreement between Registrant and Public Intelligence Technology Associates, kk.
31.1**	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.

**	Filed herewith.

***
The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.