Form 10-Q
period 2017-09-30
VirnetX Holding Corp
filed 2017-11-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The number of shares outstanding of the Registrant’s Common Stock as of November 2, 2017, was 58,836,073.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2017	As of December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,647	$6,627
Investments available for sale	2,665	9,249
Prepaid expenses and other current assets	692	588
Total current assets	5,004	16,464
Prepaid expenses, non-current	2,086	2,374
Property and equipment, net	12	33
Total assets	$7,102	$18,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$802	$1,806
Accrued payroll and related expenses	210	1,522
Income tax liability	394	396
Other current liabilities	140	—
Deferred revenue, current portion	1,500	1,500
Total current liabilities	3,046	5,224

Deferred revenue, non-current portion	1,375	2,500
Total liabilities	4,421	7,724

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at September 30, 2017 and December 31, 2016, Issued and outstanding: 0 shares at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at September 30, 2017 and December 31, 2016, Issued and outstanding: 58,309,034 shares and 58,144,888 shares, at September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	172,171	169,391
Accumulated deficit	(169,482)	(158,238)
Accumulated other comprehensive loss	(14)	(12)
Total stockholders’ equity	2,681	11,147
Total liabilities and stockholders’ equity	$7,102	$18,871

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$375	$375	$1,146	$1,148
Operating expense:
Royalty expense	—	884	—	884
Research and development	481	460	1,473	1,391
Selling, general and administrative expenses	3,456	6,318	10,953	20,132
Total operating expense	3,937	7,662	12,426	22,407
Loss from operations	(3,562)	(7,287)	(11,280)	(21,259)
Interest and other income, net	9	19	40	50
Loss before taxes	(3,553)	(7,268)	(11,240)	(21,209)
Income tax benefit (expense)	1	(119)	(4)	(126)
Net loss	$(3,552)	$(7,387)	$(11,244)	$(21,335)
Basic and diluted loss per share	$(0.06)	$(0.13)	$(0.19)	$(0.38)
Weighted average shares outstanding basic and diluted	58,306	56,651	58,216	55,503

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(3,552)	$(7,387)	$(11,244)	$(21,335)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	—	—	4
Change in unrealized gain (loss) on investments, net of tax	3	(1)	(2)	12
	3	(1)	(2)	16
Comprehensive loss	$(3,549)	$(7,388)	$(11,246)	$(21,319)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(11,244)	$(21,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	22
Amortization of warrant issuance costs	—	30
Stock-based compensation	2,780	3,979
Changes in assets and liabilities:
Prepaid expenses and other assets	184	238
Accounts payable and accrued liabilities	(1,004)	549
Accrued payroll and related expenses	(1,270)	(1,290)
Other current liabilities	140	—
Royalty payable	—	884
Related-party payable	—	83
Income tax liability	(2)	—
Deferred revenue	(1,125)	1,375
Net cash used in operating activities	(11,520)	(15,465)
Cash flows from investing activities:
Purchase of property and equipment	—	(14)
Purchase of investments	(756)	(7,888)
Proceeds from sale or maturity of investments	7,338	8,615
Net cash provided by investing activities	6,582	713
Cash flows from financing activities:
Proceeds from exercise of options	—	20
Proceeds from sale of common stock	—	14,626
Payments of taxes on cashless exercise of restricted stock units	(42)	(93)
Net cash (used in) provided by financing activities	(42)	14,553
Net decrease in cash and cash equivalents	(4,980)	(199)
Cash and cash equivalents, beginning of period	6,627	8,726
Cash and cash equivalents, end of period	$1,647	$8,527
Cash paid for income taxes	$—	$126

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

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2017, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017.

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

Index
Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented.

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

Index
Deferred revenue

In August 2013, we began receiving annual payments on a contract requiring payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). In accordance with our revenue recognition policy we defer and recognize revenue over the life of the contract, but not ahead of collection. We collected the final payment under the contract in 2016. During the nine months ended September 30, 2017 we recognized $1,125 of revenue related to the August 2013 Contract Settlement.

Activity under the August 2013 Contract Settlement was as follows:
Deferred Revenue, December 31, 2016	$4,000
Less: Amount amortized as revenue	1,125
Deferred Revenue, September 30, 2017	$2,875

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the nine months ended September 30, 2017 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Prepaid Expenses

Prepaid expenses at September 30, 2017 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses, non-current on the consolidated balance sheet.

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

Index
The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of September 30, 2017, and December 31, 2016.

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,427	$-	$-	$1,427	$1,427	$-

Level 1:
Mutual funds	220	-	-	220	220	-
U.S. agency securities	2,667	-	(2)	2,665	-	2,665
	2,887	-	(2)	2,885	220	2,665
Total	$4,314	$-	$(2)	$4,312	$1,647	$2,665

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,432	$—	$—	$3,432	$3,432	$—

Level 1:
Mutual funds	3,195	—	—	3,195	3,195	—
U.S. government securities	1,254	—	—	1,254	—	1,254
U.S. agency securities	7,996	2	(3)	7,995	—	7,995
	12,445	2	(3)	12,444	3,195	9,249
Total	$15,877	$2	$(3)	$15,876	$6,627	$9,249

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326) “ASU 2016-13”. The purpose of ASU 2016-13 is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. We adopted this ASU in 2017 with the following affects:

•          ASU 2016-9 requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We had zero excess tax benefits recognized for the nine months ended September 30, 2017.

•          Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. As a result of the implementation of ASU 2016-09, our condensed consolidated statements of cash flow for the nine months ended September 30, 2016 has been restated to reflect the reclassification of $93 for payments of taxes on cashless exercise of restricted stock units, previously reported in cash flows from operation activities to the current presentation in cash flows from financing activities.

•          The Company has elected to not estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. The guidance relating to forfeitures did not have an impact on our accumulated deficit as of January 1, 2017.

Index
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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) “ASU 2014-09”. ASU 2014-09 was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments to ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt the new revenue standards in our first quarter of 2018 utilizing the full retrospective transition method. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

Note 3 - Income Taxes

We had $1 income tax benefit for the three months ended September 30, 2017 and $4 of income tax expense for the nine months ended September 30, 2017.  During the three and nine-month period ended September 30, 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $1,404 and $5,152 for the three and nine months ended September 30, 2017, respectively.

We had $119 income tax expense for the three months ended September 30, 2016 and $126 of income tax expense for the nine months ended September 30, 2016.  During the three and nine-month periods ended September 30, 2016, we had NOLs which generated deferred tax assets for NOL carryforwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards. Valuation allowances provided for our net deferred tax assets increased by $2,707 and $7,942 for the three and nine months ended September 30, 2016, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2017 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2017. The valuation allowance provided against our net deferred tax assets was approximately $50,000 and $44,000 at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, we have federal and state NOL carry-forwards of approximately $85,000 and $69,000, respectively, with the federal NOL carry-forwards expiring beginning in 2027. The state NOL carry-forward began expiring in 2016.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2017, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Index
Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2019. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $218 and $690 compared to $228 and $596 in rental fees and reimbursements to the LLC during the three and nine months ended September 30, 2017 and 2016, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. On January 31, 2015, we entered a 12-month non-exclusive lease with LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has exercised their termination rights.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. In May 2017, the Board approved an amendment and restatement of the Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved of the Plan Amendment at the 2017 Annual Meeting of Stockholders held on June 1, 2017. The Plan provides for grants of 16,624,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023.  As of September 30, 2017, 2,244,631 shares remained available for grant under the Plan.

During the three months ended September 30, 2017, we granted options for a total of 1,377,500 shares with a weighted average grant date fair value of $3.01 During the three months ended September 30, 2016, no options were granted.

During the nine months ended September 30, 2017, we granted options for a total of 1,733,500 shares. The weighted average fair values at the grant dates for options issued during the nine months ended September 30, 2017 was $2.93 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2017 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 85 percent (iii) a risk-free interest rate of 1.93 percent and (iv) and expected option term of 6 years.

During the nine months ended September 30, 2016, we granted options for a total of 429,000 shares with a weighted average grant date fair value of $3.25. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2016 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 80 percent (iii) a risk-free interest rate of 1.84 percent and (iv) an expected option term of 6 years.

During the three months ended September 30, 2017 and 2016, we granted no RSUs.

During the nine months ended September 30, 2017 and 2016, we granted 220,664 and 219,331 RSUs, respectively. The weighted average fair values of at the grant dates for RSUs issued during the nine months ended September 30, 2017 and 2016 were $3.83 and $4.75 per RSU, respectively. RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $1,064 and $2,780 for the three and nine months ended September 30, 2017, respectively, and $1,423 and $3,979 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $7,180 and $2,241, respectively, which will be amortized over an estimated weighted average period of approximately 3.34 and 2.68 years, respectively.

During the nine-month period ended September 30, 2017 we issued 164,146 new shares of common stock as a result of vesting RSUs.

Index
Note 6 — Equity

Common Stock

On August 21, 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities.  We also entered an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. From August 20, 2015 through December 30, 2016, we sold 5,595,650 shares under the ATM. The average sales price per common share was $4.14 and the aggregate proceeds from the sales totaled $23,169 during the period. Sales commissions, fees and other costs associated with the ATM totaled $695. During the nine months ended September 30, 2017 no shares were sold under the ATM.  At September 30, 2017 $65 million remains available for sale under the shelf offering, with $11.8 million remaining in the ATM. (see “Note 8 - Subsequent Events”)

Warrants

In 2015, we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expire in April 2020.  The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet.  The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions.  The fair value at issuance of the warrants of $121 was recorded in Prepaid Expenses and Other Current Assets, and was amortized over the twelve-month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Condensed Consolidated Statements of Operations.

Information about warrants outstanding during the nine months ended September 30, 2017 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2016	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at September 30, 2017	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

Stock Purchase and Revenue Sharing Agreement

As previously disclosed in the Company’s public filings, on May 31, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Public Intelligence Technology Associates kk (“PITA”), (Japanese Corporation), pursuant to which the Company would issue and sell to PITA 5,494,505 shares of Common Stock (the “Shares”) as promptly as practicable following the satisfaction or waiver of certain closing conditions (the “Share Purchase”). The Share Purchase did not close and the Purchase Agreement was terminated effective as of October 18, 2017.

Concurrently with the termination of the Purchase Agreement, the Company and PITA amended and restated the Revenue Sharing Agreement (the “Amended and Restated Revenue Sharing Agreement”) to have it survive the termination of the Purchase Agreement.

Index
Note 7 — Litigation

We have eleven intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

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

On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case.  The jury trial in this case was held on September 26, 2016. On September 30, 2016, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, in the case VirnetX Inc., et al. v. Apple Inc., No. Apple I, awarded VirnetX $302.4 million in a verdict against Apple for infringing four VirnetX patents, marking the third time a federal jury has found Apple liable for infringing VirnetX’s patented technology.

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

On September 29, 2017, the United States District Court for the Eastern District of Texas, Tyler Division, entered Final Judgement and issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior $302.4 million jury verdict for VirnetX in the Apple I case.

In the Order, the Court denied all of Apple’s post-trial motions including motion for judgment as a matter of law of non-infringement, motion for judgment as a matter of law on damages, motion for a new trial on infringement, and motion for a new trial on damages. The Court granted all VirnetX’s post-trial motions including motion for willful infringement and enhanced the royalty rate during the willfulness period by 50 percent, from $1.20 to $1.80 per device, awarding VirnetX, enhanced damages in the amount of $41,271 against Apple thereby, granting VirnetX a total sum of $343,699 in pre-interest damages. The Court also awarded costs, certain attorneys’ fees, and prejudgment interest to VirnetX, and directed the parties to meet and confer regarding these amounts. On October 13, 2017, having met and conferred and having reached agreements on all amounts, parties jointly filed a motion asking the Court to grant VirnetX an additional sum in the amount of $96,028 in agreed Bill of Costs, Attorneys’ Fees, and Prejudgment Interest. The Final Judgement is only subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit.  The total Final Judgement amount including Jury Verdict, Willful Infringement, Interest, Costs and Attorney Fees is $439,727. (see “Note 8 - Subsequent Events”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On November 6, 2012, we filed a complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case.

On September 29, 2017, the Court issued an order denying Apple’s Motion to Stay. The Court ordered the parties to meet and confer and file a joint motion with a proposed trial date by October 13, 2017. The parties have met, conferred and filed a joint motion on the proposed trial dates. We are awaiting court order setting the date for a new jury trial in Apple II case.

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

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One, LLC v. Broadcom Corporation, No. 2015-1944.

VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. These appeals have been consolidated. The briefing in these appeals is ongoing.

VirnetX Inc. v. Apple Inc. (Case 17-2490)

On August 23, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696.  These appeals have been consolidated.  The briefing in these appeals is ongoing.

In re VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211.  These appeals have been consolidated.  The briefing in these appeals is ongoing.  The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals.  On October 20, 2017, the USCAFC ordered the United States Patent and Trademark Office to inform it within 30 days whether it wishes to participate in the appeals.

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

Index
Note 8 — Subsequent Events

On October 16, 2017, we received a final judgment affirming a jury’s verdict of $1.20 per iPhone royalty in the United States Court for the Eastern District of Texas, Tyler Division in the case VirnetX, Inc. et al. v. Apple Inc., No.  6:10-cv-00417-RWS (Apple I), awarding the Company a total of $439.8 million including jury verdict, willful infringement, interest, costs and attorney fees, following the previously disclosed jury trial and verdict in the amount of $302.4 million. The Final Judgement is subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit. On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. (See “Note 7 – Litigation”).

Subsequent to September 30, 2017, we sold 527,039 shares of common stock under the ATM. The average sales price per common share was $5.49 and the aggregate proceeds from the sales totaled $2,806 during the period. Sales commissions, and other costs associated with the ATM totaled $87.

On October 26th, 2017, we signed a Strategic Service Provider (SSP) Agreement with Benefit One Solutions, Inc., Japan, a company which provides welfare services to employees of over 3,000 government, and corporate organizations in Japan. Benefit One Solutions will be a Strategic Service Provider and a non-exclusive reseller of VirnetX's Gabriel Collaboration Suite of Products in Japan. Under the terms of the agreement, Benefit One will adopt the use of VirnetX Gabriel products within its own organization of approximately 1,300 employees for intra-company communication, and will integrate Gabriel Collaboration Suite of Products into its benefits application platform and offer VirnetX Secure Domain Names and Gabriel Client as a value-added service to its outside businesses. Under the terms of agreement with Benefit One Solutions, public notification of this agreement, in the form of public event(s) and/or press releases, will occur by both parties simultaneously.

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

Our product Gabriel Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our Gabriel Collaboration Suite™ is a set of applications that run-on top of our Gabriel Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our Gabriel Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the public. Over 80 small and medium businesses have installed our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in their corporate networks. We seek to expand our customer base with targeted promotions and direct sales initiatives.

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

Index
We have an ongoing Gabriel Licensing Program under which we offer licenses to a portion of our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations with minimal code changes and include object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft Corporation, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We have engaged IPVALUE Management Inc. to assist us in commercializing our portfolio of patents on securing real-time communications over the Internet. Under the multi-year agreement, IPVALUE is expected to originate and assist us with negotiating transactions related to patent licensing worldwide with respect to certain third parties. We have entered into a patent standstill agreement with HTC Corporation, facilitated by IPVALUE, giving both parties more time to discuss and negotiate a broad license, including a license to VirnetX’s LTE-related patents.

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326) “ASU 2016-13”. The purpose of ASU 2016-13 is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. We adopted this ASU in 2017 with the following affects:

•          ASU 2016-9 requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We had zero excess tax benefits recognized for the nine months ended September 30, 2017.

•          Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. As a result of the implementation of ASU 2016-09, our condensed consolidated statements of cash flow for the nine months ended September 30, 2016 has been restated to reflect the reclassification of $93 for payments of taxes on cashless exercise of restricted stock units, previously reported in cash flows from operation activities to the current presentation in cash flows from financing activities.

Index
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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) “ASU 2014-09”. ASU 2014-09 was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments to ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt the new revenue standards in our first quarter of 2018 utilizing the full retrospective transition method. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

Index
Results of Operations

Three and Nine Months Ended September 30, 2017
Compared with Three and Nine Months Ended September 30, 2016
(in thousands, except per share amounts)

Revenue

We had revenues of $375 and $1,146 for the three and nine months ended September 30, 2017, respectively, and revenues of $375 and $1,148 for the three and nine months ended September 30, 2016, respectively.

Revenues for the three and nine months ended September 30, 2017 included recognized revenue of $375 and $1,125, respectively, from non-refundable up-front fees earned during the period. In August 2013, we began receiving annual payments on this contract which totaled $10,000 over the 4-year period. Revenues from these fees have been deferred and recognized as revenue when earned in accordance with our revenue recognition policy, but not in advance of collection.

Research and Development Expenses

Research and development expenses were $481 and $460 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $21 due primarily to an increase in staff expense for the three months ended September 30, 2017. Research and development expenses were $1,473 and $1,391 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $82 due primarily to an increase in staff expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended September 30, 2017 compared to September 30, 2016 decreased by $2,862 to $3,456. The change is primarily due to a decrease in legal fees associated with our patent infringement actions. For the nine months ended September 30, 2017 our selling, general and administrative expenses decreased by $9,179 to $10,953 compared to the nine months ended September 30, 2016.  The change was primarily due to an $8,200 decrease in legal fees associated with our patent infringement actions. We expect to incur the same or increased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

Interest income decreased by $10 to $9 for the three months ended September 30, 2017, from $19 for the comparable 2016 period, and decreased by $10 to $40 for the nine months ended September 30, 2017 from $50 for the nine months ended September 30, 2016.

Net loss

Net loss for the three months ended September 30, 2017 and September 30, 2016 was $3,552 and $7,387, respectively. Net loss for the nine months ended September 30, 2017 and September 30, 2016 was $11,244 and $21,335, respectively. The changes are primarily due to decreases in legal fees associated with our patent infringement actions and reported in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2017, our cash and cash equivalents totaled approximately $1,647 and our short-term investments totaled approximately $2,665, compared to cash and cash equivalents of approximately $6,627 and short-term investments of approximately $9,249 at December 31, 2016. Working capital was $1,958 at September 30, 2017, and $11,240 at December 31, 2016. The decrease in cash and investments during the nine months ended September 30, 2017 was primarily attributed to costs incurred for legal expenses in defense of our patent infringement actions and the loss incurred during the period.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2017, the $2,806 in proceeds subsequent to September 30, 2017, from sales of common shares under the ATM, as well as the possibility of future sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index
Universal Shelf Registration Statement and ATM Offering

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (the “SEC”) enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. At September 30, 2017 $65 million remains available for sale under the shelf offering, with $11.8 million remaining in the ATM. Subsequent to September 30, 2017, we sold 527,039 shares of common stock under the ATM. The average sales price per common share was $5.49 and the aggregate proceeds from the sales totaled $2,806 during the period. Sales commissions, and other costs associated with the ATM totaled $87.

Stock Purchase and Revenue Sharing Agreement

As previously disclosed in the Company’s public filings, on May 31, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Public Intelligence Technology Associates kk (“PITA”), (Japanese Corporation), pursuant to which the Company would issue and sell to PITA 5,494,505 shares of Common Stock (the “Shares”) as promptly as practicable following the satisfaction or waiver of certain closing conditions (the “Share Purchase”). The Share Purchase did not close and the Purchase Agreement was terminated effective as of October 18, 2017.

Concurrently with the termination of the Purchase Agreement, the Company and PITA amended and restated the Revenue Sharing Agreement (the “Amended and Restated Revenue Sharing Agreement”) to have it survive the termination of the Purchase Agreement.

Income Taxes

We had $1 income tax benefit for the three months ended September 30, 2017 and $4 of income tax expense for the nine months ended September 30, 2017.  During the three and nine-month period ended September 30, 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards.  We have provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards.  Valuation allowances provided for our net deferred tax assets increased by $1,404 and $5,152 for the three and nine months ended September 30, 2017, respectively.

We had $119 income tax expense for the three months ended September 30, 2016 and $126 of income tax expense for the nine months ended September 30, 2016.  During the three and nine-month periods ended September 30, 2016, we had NOLs which generated deferred tax assets for NOL carryforwards.  We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carry-forwards. Valuation allowances provided for our net deferred tax assets increased by $2,707 and $7,942 for the three and nine months ended September 30, 2016, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, including our history of operating losses and the uncertainty of generating future taxable income, management believes it is more likely than not that the net deferred tax assets at September 30, 2017 will not be fully realizable. Accordingly, management has maintained a valuation allowance against our net deferred tax assets at September 30, 2017. The valuation allowance provided against our net deferred tax assets was approximately $50,000 and $44,000 at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, we have federal and state NOL carry-forwards of approximately $85,000 and $69,000, respectively, with the federal NOL carry-forwards expiring beginning in 2027. The state NOL carry-forwards began expiring in 2016.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2017, we had accrued immaterial amounts of interest and penalties related to uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Index
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2017.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of September 30, 2017.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2017,

The purpose of this evaluation was to determine whether as of September 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have eleven intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

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

On September 29, 2017, the United States District Court for the Eastern District of Texas, Tyler Division, entered Final Judgement and issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior $302.4 million jury verdict for VirnetX in the Apple I case.

In the Order, the Court denied all of Apple’s post-trial motions including motion for judgment as a matter of law of non-infringement, motion for judgment as a matter of law on damages, motion for a new trial on infringement, and motion for a new trial on damages. The Court granted all VirnetX’s post-trial motions including motion for willful infringement and enhanced the royalty rate during the willfulness period by 50 percent, from $1.20 to $1.80 per device, awarding VirnetX, enhanced damages in the amount of $41,271 against Apple thereby, granting VirnetX a total sum of $343,699 in pre-interest damages. The Court also awarded costs, certain attorneys’ fees, and prejudgment interest to VirnetX, and directed the parties to meet and confer regarding these amounts. On October 13, 2017, having met and conferred and having reached agreements on all amounts, parties jointly filed a motion asking the Court to grant VirnetX an additional sum in the amount of $96,028 in agreed Bill of Costs, Attorneys’ Fees, and Prejudgment Interest. The Final Judgement is only subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit.  The total Final Judgement amount including Jury Verdict, Willful Infringement, Interest, Costs and Attorney Fees is $439,727. (see “Note 8 - Subsequent Events”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On November 6, 2012, we filed a complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after Apple I case.

On September 29, 2017, the Court issued an order denying Apple’s Motion to Stay. The Court ordered the parties to meet and confer and file a joint motion with a proposed trial date by October 13, 2017. The parties have met, conferred and filed a joint motion on the proposed trial dates. We are awaiting court order setting the date for a new jury trial in Apple II case.

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

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One, LLC v. Broadcom Corporation, No. 2015-1944.

VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-partes reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504.  These appeals have been consolidated. The briefing in these appeals is ongoing.

VirnetX Inc. v. Apple Inc. (Case 17-2490)

On August 23, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696.  These appeals have been consolidated.  The briefing in these appeals is ongoing.

In re VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211.  These appeals have been consolidated.  The briefing in these appeals is ongoing.  The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals.  On October 20, 2017, the USCAFC ordered the United States Patent and Trademark Office to inform it within 30 days whether it wishes to participate in the appeals.

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

We may need to raise additional capital to support our business growth, and this capital will be dilutive, may cause our stock price to drop or may not be available on acceptable terms, if at all.

We may need to raise additional capital, which may not be available to use when needed or may not be available on terms acceptable to us, to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances, including sales under our ATM or our universal shelf registration statement. As previously disclosed in the Company’s public filings and elsewhere in this Quarterly Report on Form 10-Q, we have terminated our Stock Purchase Agreement dated May 31, 2017 (the “Purchase Agreement”) with Public Intelligence Technology Associates, kk (Japanese Corporation) (“PITA”) and we will not receive the $20 million investment from PITA contemplated by the Purchase Agreement, which may require us to accelerate other efforts to obtain capital. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our ATM or our Universal Shelf Registration Statement, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the success of our current ATM offering. Sales of a substantial number of shares of our common stock in the public market, the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, the incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

We can provide no assurance that the revenue sharing arrangement we have with PITA will be successful or generate the financial results we expect.

On October 18, 2017, we entered into the Amended and Restated Revenue Sharing Agreement (the “Amended and Restated Revenue Sharing Agreement”) with PITA pursuant to which, among other things, PITA agreed to pay us a percentage of PITA’s and its affiliates’ worldwide revenues. PITA is a new organization with limited operating history. Our ability to generate revenue and profits from PITA depends significantly on the management and actions of PITA, over which we have limited control. In addition, PITA operates principally in Japan and we cannot be sure PITA will generate significant revenues whether in Japan or worldwide. Additionally, under the Amended and Restated Revenue Sharing Agreement, we agreed to pay PITA a percentage of our revenues recognized from cash or cash equivalents received by our Japanese subsidiary from a Japanese company that is incorporated in, or otherwise created under the laws of, Japan and is headquartered in Japan (a “Japanese Company”) that is directly attributable to (i) patent license fees or royalties for licenses granted under the our Japanese patents with respect to the products and services of a Japanese Company sold in Japan, (ii) licensing of the Gabriel Collaboration Suite to a Japanese Company for end use in Japan, or (iii) provision of other commercial services by the Company to the Japanese Company in Japan, such as the Company’s Secure Domain Name services.

We can provide no assurance that our revenue sharing arrangement with PITA will generate significant revenue or income for us and we may have to pay PITA more than what we receive from them under this arrangement.

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

We believe our patents are valid, enforceable and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business. Similar challenges could also prevent us from obtaining additional patents in the future. Additionally, several of our patents are currently, and other patents may in the future be, subject to United States Patent and Trademark Office (“USPTO”) post-grant inter partes review proceedings (“IPR”) which may result in all or part of these patents being invalidated or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs may result in losses, exhaustion of financial resources, reduction in our ability to enforce our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in enforcing our intellectual property rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

We can provide no assurances that the licensing of our essential security patents under FRAND will be successful.

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights policies. This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (3GPP) Long Term Evolution (“LTE”), Systems Architecture Evolution (“SAE”) project. We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential, to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI Intellectual Property Rights policies. Our licensing declarations under the ATIS and ETSI Intellectual Property Rights policies may limit our flexibility in determining royalties and license terms for certain of our patents. Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences to which we may not be able to adapt successfully.

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-Over-Internet Protocol o(VoIP”) services are not currently subject to all the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP. For further example, the use of the Internet and private Internet Protocol (“IP”) networks for communication is largely unregulated within the United States, but may become regulated in the future; Additionally, several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•
New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has recently modified some tests used by the USPTO in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the United States recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents.

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

Personal privacy, information security, and data protection are significant issues in the United States, Europe and many other jurisdictions where we have operations or offer our products. The regulatory framework governing the collection, processing, storage and use of confidential and proprietary business information and personal data is rapidly evolving. The United States. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

Further, many foreign countries and governmental bodies, including the European Union (EU”), where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, IP addresses.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2017, we had outstanding options to purchase an aggregate of 5,834,497 shares of common stock representing approximately 10% of our total shares outstanding of which 3,516,258 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on NYSE MKT. Over the past years, the market price of our common stock has experienced significant fluctuations. Between October 1, 2016, and September 30, 2017, the reported last adjusted closing price on NYSE MKT for our common stock ranged between $1.85 and $5.30 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	developments or lack thereof in any then-outstanding litigation;

•	quarterly variations in our operating results;

•	large purchases or sales of common stock or derivative transactions related to our stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•
general social, political, economic and financial conditions, including the significant volatility in the global financial markets as a result of the announcement of the Referendum of the United Kingdom’s membership of the European Union, referred to as Brexit and concerns regarding the impact of the recent U.S. presidential election on domestic and international regulations.

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $29.2 million for the year ended December 31, 2015, a net loss of $28.6 million for the year ended December 31, 2016, and a net loss of $11.2 million for the period ended September 30, 2017, with an accumulated deficit of $169 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Index
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

As of September 30, 2017, our executive officers and directors beneficially owned approximately 18% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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
VIRNETX HOLDING CORPORATION

	By:	/s/ Kendall Larsen
		Name	Kendall Larsen

		Title	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard H. Nance
		Name	Richard H. Nance

		Title	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2017

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amended and Restated Revenue Sharing Agreement between Registrant and Public Intelligence Technology Associates, kk, dated as of October 18, 2017.
10.2	Amended and Restated Gabriel License Agreement between Registrant and Public Intelligence Technology Associates, kk, dated as of October 18, 2017.
31.1**	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.

**	Filed herewith.

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