Form 10-K
period 2017-12-31
VirnetX Holding Corp
filed 2018-03-16
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
308 Dorla Court, Suite 206 Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 775-548-1785
Former name, former address and former fiscal year, if changed since last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2017, was $235,390,533 based upon the closing price of the common shares of the Registrant on June 30, 2017. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

60,821,163 shares of Registrant’s Common Stock were outstanding as of March 14, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017 relating to the Registrant’s 2018 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Annual Report on Form 10-K and elsewhere in the Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item1.	Business.

The Company

We are an Internet security software and technology company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 70 US patents/patent applications and 115 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product GABRIEL Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our GABRIEL Collaboration Suite™ is a set of applications that run on top of our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. Over 80 small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

We are actively recruiting best-of-breed partners in various vertical markets including, healthcare, finance, government, etc, to help us rapidly expand our enterprise customer base. A number of International Association of Certified ISAO (IACI) including, ISAO's for Maritime & Ports, ISAO Credit Union ISAO, City of Chicago, ISAO Human Trafficking ISAO have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks.

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

We have submitted a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, Systems Architecture Evolution, or SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into deploying 4G/LTE Advanced devices and solutions.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”). Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of approximately 185 U.S. and Foreign patents, patent validations and pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

Adding to the demand for mobile and fixed broadband services is the fast adoption of connected machines or devices, or embedded systems capable of M2M communication. These M2M communications are made possible by a device (non-phone/tablet/pc such as a sensor) that is attached to a machine to capture an event that is relayed over a network via 3G/4G routers or fixed broadband lines, delivering data or events (such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed) to applications creating an “Internet of Things” or IoT. As the service providers start deploying true 4G (Long Term Evolution-Advanced, or LTE-Advanced) and this pace picks up, we believe that almost every device will get its own unique identity and a high-speed connection to the internet over a high-speed IP (Internet Protocol) based telecommunication network making it an “Internet of Everything”.

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

We believe that telecommunication markets are rapidly changing and presenting new challenges to the equipment and service providers, including but not limited to increasing user demand for mobile, always-on connections with multiple devices. We also believe that traffic growth, video acceleration, cloud services and a rapidly growing number of subscriber’s challenge currently available network architectures and that, because of this, service providers and carriers will eventually use a single network for fixed and mobile communications, private/premium communications and Internet access, in spite of the difficulties involved challenging their business models and forcing the consideration of new network architectures. We believe that LTE technology will deliver users the benefits of faster data speeds and new services by creating a new radio access technology that’s optimized for IP-based traffic and offers operators a simple upgrade path from 3G networks.

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

Machine-to-Machine, or M2M, connected devices, or embedded systems; connected machines are fast becoming the eyes and ears of the enterprise. By adding sensors and networking technologies to the products they sell and the equipment they employ, companies are finding new ways to gather powerful insights and use new forms of data, thus creating a vast “internet of things”. This communication is made possible by a device (such as an intelligent sensor) that is attached to a machine to capture an event, such as such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed, that is relayed over a network delivering data to applications. The potential applications for this technology are numerous and as such include smart meters in energy and utilities (the “smart grid”), connected vehicles in automotive and logistics, heart monitors in healthcare, RFID tagged inventory in retail and manufacturing, and digital signage in media and communications to name a few. Another fast-growing application is in the wearable technology products namely, fitness and wellness, infotainment (information-based media content), healthcare and medical, and industrial and military. The fitness and wellness segment comprises products like smart clothing and smart sensors, activity monitors, sleep sensors and others, whereas the Infotainment sector consists of products like smart watches, heads-up displays, smart glasses and others. The products like continuous glucose monitor, drug delivery, monitors, wearable patches and others have been covered under healthcare and medical segment and products like hand worn terminals, augmented reality headsets and others have been mentioned under industrial and military segment. We believe that the large revenue potential for M2M services that has attracted the attention of carriers globally risks being thwarted by the growing security concerns in M2M applications. Porous security is exposing vulnerabilities in a large number of use-case scenarios, including Automobiles, energy management systems, telemedicine, and telemetry. While built-in security is a high priority in all other information and communication technologies, it is yet to be considered, even at a basic level, in most M2M applications. The rapid and successful adoption of M2M in automobiles, healthcare, industrial installations, and consumer homes may be jeopardized if communication security is not designed in to all M2M devices and applications. All these new devices will require a unique identity addressable by a secure domain name and all their communications, with application servers and other devices, completely secured automatically and on-demand. IP mobility services require an environment where wired and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, LTE, WiMAX, WiFi cellular and fixed.

Voice over LTE (“VoLTE”) technology is the foundation for communication services on any device over LTE, Wi-Fi and 5G. VoLTE is delivered via the IP Multimedia Subsystem (IMS) and enables operators to offer high-quality, simultaneous voice and LTE data services on smartphones and other devices. There are currently more than 1,000 VoLTE-enabled device models, supporting different regions and frequencies. Wi-Fi calling is built on the same core network systems as VoLTE, and enables operators to extend their voice service to places with limited cellular coverage. Over 50 Wi-Fi calling networks have been launched in more than 30 countries (Source: GSMA March 2017).

Based on our estimates, using several market data sources, we believe that Worldwide LTE based subscriptions are expected to grow from 2.7 billion in 2017 to 5.5 billion by 2023. VoLTE is now available in more than 125 networks spanning across approximately 60 countries. Based on recent measurements in operator networks, the number of VoLTE subscriptions is now projected to grow from 575 million to 4.6 billion by the end of 2022, making up more than 90 percent of all LTE subscriptions globally. Mobile Data Traffic per device, including smartphone, tablets, is expected to increase from 7.5 Gigabyte per month in 2017 to over 29 Gigabyte per month in 2023. We believe in order to realize the full functionality of IP mobility, several challenges including security must be overcome. When users are mobile, connections and data need to cross multiple network boundaries, each of which poses a security threat. Wireless networks may be threatened or compromised by rogue users who enter through insecure wireless access points. We believe that providing authenticated access to the M2M networks and enterprise applications are important requirements and represent a significant market opportunity for our patented technology and secure domain names to provide users or machines fully authenticated secure access on a “zero-click” or “single-click” basis.

Our Solutions

Our software and technology solutions, including our secure domain name registry, our patents and our GABRIEL Connection Technology™ are designed to secure real-time communications over the Internet. Our technology uses industry standard encryption methods with our patented Domain Name System, or DNS, lookup mechanisms to create a secure communication link between users intending to communicate in real time over the Internet. Our technology can be built into network infrastructure, operating systems or silicon chips developed for a communication or computing device to secure real-time communications over the Internet between numerous devices. Our technology automatically encrypts data allowing organizations and individuals to establish communities of secure, registered users and transmit information between multiple devices, networks and operating systems. These secure network communities, which we call secure private domains, or SPDs, are designed to be fully-customizable and support rich content applications such as IM, VoIP, mobile services, streaming video, file transfer and remote desktop in a completely secure environment. Our approach is a unique and patented solution that we believe provides the robust security platform required by these rich content applications and real-time communications over the Internet. We believe the key benefits and features of our technology include the following:

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

Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released publicly. Over 80 small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•	Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enables users to create a secure communication link by generating secure domain names. We currently own approximately 185 total patents and pending applications, including 70 US patents/patent applications and 115 foreign patents/validations/pending applications. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.
•	Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence and unified communications end-markets.
•	Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for Leidos, during which time they invented the technology that is the foundation of our technology, and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

Our Strategy

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Communications Technology™ as the industry standard security platform. Key elements of our strategy are to:

•	Actively recruit partners in various vertical markets, including healthcare, finance, government to help us rapidly expand our enterprise customer base.
•	Promote our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products in the general market for sale to end-user enterprises, directly and with partners, with targeted promotions and other marketing programs.
•	Continue to grow our technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™ by adding more licensees in partnership with IPValue.
•	Establish VirnetX as the exclusive universal registry of secure domain names and to enable our customers to act as registrars for their users and broker secure communication between users on different registries.

We have submitted a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We have also submitted a number of updates to our original declaration, identifying additional technical specifications that would also require a license to our US and Foreign patents.

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

Our research and development team is the team responsible for inventing the claimed subject matter of the patents that form the foundation of our technology. This team has worked together for over ten years. We intend to leverage this experience and continue investing in research and development and, over time, expect to strengthen and expand our patent portfolio, technology, and software. While we are currently focused on securing real-time communications over the Internet and establishing the first and only secure domain name registry, we believe our existing and future intellectual property portfolio will extend to additional areas including, among others, network security and operating systems for fixed and mobile devices.

Customers

Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released publicly. Over 80 small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives.

We have signed Patent License Agreements with Aastra USA, Inc. Avaya, Inc., Microsoft Corporation, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

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

Marketing and Sales

We plan to employ a leveraged, partner-oriented, marketing strategy for our technology licenses and software product offerings. In 2017, we successfully signed a number of Resellers & Managed Service Provider in various market segments, including, healthcare, finance, government, etc, to assist us in selling our software products to their customers. Some of our key partners include:

•	ASCARD MSP (Healthcare)
•	Above PAR Advisors (Financial)
•	Max Cybersecurity (Government)

In 2018, we plan to continue working on a number of sales and marketing promotions, in the US and Japan, to recruit more resellers and partners along with direct sales programs as we seek to extend out our customer base internationally.

We plan to directly market our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products, domain name registry services to our service provider and system integrator customers. We market our Gabriel line of products directly to small and medium businesses using online marketing programs and tools. A number of International Association of Certified ISAO (IACI) including, ISAO’s for Maritime & Ports, ISAO Credit Union ISAO, City of Chicago, ISAO Human Trafficking ISAO have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks.

We expect to leverage our relationship with Leidos, to extend our offering to departments and agencies within the federal government. Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure, and health. We intend to leverage our sales team for managing current accounts and pursuing sales opportunities with new customers.

In 2017, we began to pursue opportunities to market our GABRIEL™ Collaboration Suite and other products in Japan. In 2017, we entered into an Amended and Restated Revenue Sharing Agreement (the “Revenue Sharing Agreement”) and

an Amended and Restated Gabriel License Agreement (the “Gabriel License Agreement,” together with the Revenue Sharing Agreement, the “PITA Agreements”) with Public Intelligence Technology Associates (“PITA”) as well as a related engagement letter with Withlin, a Dentons Innovation Group Partnership, to facilitate our marketing efforts in Japan. However, since the execution of these agreements, these arrangements have not produced any meaningful results. The engagement letter terminated automatically on July 28, 2017. On March 16, 2018, we delivered a letter to PITA acknowledging the termination of the PITA Agreements but also notifying PITA that, though we consider the PITA Agreements effectively terminated, the letter also constituted a notice of termination pursuant to the relevant termination provisions of each PITA Agreement. More recently, we have begun to explore alternative strategies to pursue opportunities to work with other third parties in Japan, and elsewhere, using an approach that will seek to capitalize on these opportunities in part by placing more emphasis on the use of our own employees.

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

We currently own approximately 185 total patents and pending applications, including 70 US patents/patent applications and 115 foreign patents/validations/pending applications. Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our US patents is available on our website located at www.virnetx.com. Each patent is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

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

On September 29, 2006, the U.S. Department of Commerce extended its delegation of authority by entering into a new agreement with the Internet Corporation for Assigned Names and Numbers, or ICANN, a California non-profit corporation headquartered in Marina Del Rey, California. ICANN is responsible for managing the accreditation of registry providers and registrars that manage the assignment of top level domain names associated with the authoritative DNS root directory. Although it is possible to create and manage other DNS root directories privately without accreditation from ICANN, the possibility of conflicting name and number assignments makes it less likely that users would widely adopt a top-level domain name associated with an alternative DNS root directory provided by a non-ICANN-accredited registry service.

Employees

As of December 31, 2017, we had 21 full and part-time employees.

Corporate Overview and History

We are a holding company and conduct our operations through our wholly-owned subsidiary, VirnetX, Inc. VirnetX, Inc., was incorporated in the State of Delaware in August 2005. In November 2006, VirnetX, Inc. acquired certain patents from SAIC, now Leidos. In July 2007, we effected a merger by and among VirnetX, Inc., VirnetX Holding Corporation and a wholly-owned subsidiary of VirnetX Holding Corporation, whereby VirnetX, Inc. merged with, and became, a wholly-owned subsidiary of VirnetX Holding Corporation and VirnetX Holding Corporation issued shares of its common stock to the stockholders of VirnetX, Inc. as consideration for the merger. As a result of this merger, the former security holders of VirnetX, Inc. came to own a majority of our outstanding common stock. On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks and uncertainties described below in addition to the other information set forth in this Annual Form on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making any investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

Risks Related to Our Business and Our Financial Reporting

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterpart to our litigation includes large, well-financed companies with substantially greater resources than us. Patent litigation is risky and the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

We may need to raise additional capital to support our business growth, and this capital will be dilutive, may cause our stock price to drop or may not be available on acceptable terms, if at all.

We may need to raise additional capital, which may not be available to us when needed or may not be available on terms acceptable to us, to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances, including sales under our ATM or our universal shelf registration statement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our ATM or our Universal Shelf Registration Statement, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the future success of our current ATM offering. Sales of a substantial number of shares of our common stock in the public market, the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, the incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

We have terminated our revenue sharing and licensing arrangement with PITA and we cannot be sure any of our potential alternative strategies in Japan, or elsewhere, will be successful.

The PITA Agreements terminated in March 2018 as described elsewhere in this Annual Report on Form 10-K. PITA may dispute the effectiveness of that termination and litigation, which may be expensive and distracting to management, may ensue. Although we intend to pursue alternative strategies in our expansion efforts in Japan and other countries, including potential partnerships, joint ventures and other arrangements with third parties, we cannot be sure these efforts will be successful or be favorable to us.

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

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

Intellectual property is the subject of intense scrutiny by the courts, legislatures and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies may implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders and such changes could negatively affect licensing efforts and/or litigations. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, computer viruses, attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and current or potential customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

A security breach or other security incident could require a substantial level of financial resources to rectify and could result in a claim and investigation that cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our operating results and financial condition.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission has adopted a General Data Protection Regulation, which will be fully effective on May 25, 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

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

In addition, potential customers of our products include local, state, federal and foreign government authorities. Sales to government authorities can be extended and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts.

For these reasons the sales cycle associated with our products is subject to a number of significant risks that are beyond our control. Consequently, if our forecasted customer orders are not realized or delayed, our revenues and results of operations could be materially and adversely affected.

If we are unable to expand our revenue sources or establish, sustain, grow or replace relationships with a diversified customer base, our revenues may be limited.

We currently generate revenue from a limited number of customers that have entered Settlement and License Agreements. Although our GABRIEL Collaboration Suite™ is not currently generating revenue, it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

We have limited technical resources and are at an early stage in commercialization of our GABRIEL Collaboration Suite™.

Part of our business includes the internal development of commercial products we seek to monetize. This aspect of our business may require significant capital, time and resources and we cannot guarantee that it will be successful or meet our expectations. We currently have only one commercial product, the GABRIEL Collaboration Suite™. As such, we have a small technical team, which may limit our ability to rapidly adapt our product to customer requirements or add new product features to maintain our competitive edge and drive adoption. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our GABRIEL Collaboration Suite™, we may not be able to effectively:

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

Our business will depend upon, among other things, the capacity, reliability, security and unimpeded access of the infrastructure owned by third parties that we will use to deploy our offerings. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. Also, to the extent that the number of users of networks utilizing our current or future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

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

Our success largely depends on the skills, experience and performance of our key personnel. Due to the specialized nature of our business and limited staff, we are particularly dependent on Kendall Larsen, our Chief Executive Officer and President. We have no employment agreements with any of our key executives that prevent them from leaving us at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees. The loss of Mr. Larsen, or our failure to retain other key personnel or failure to adequately plan for the succession of key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend, in part, on our ability to attract and retain qualified engineering, operations, marketing, sales and executive personnel. Inability to attract and retain such personnel could adversely affect our business. Competition for engineering, operations, marketing, sales and executive personnel is intense, particularly in the technology and Internet sectors and in the regions where we conduct our business. We may need to invest significant amounts of cash and equity to attract and retain employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. Additionally, we can provide no assurance that we will attract or retain such personnel.

Our international expansion will subject us to additional costs and risks, and our plans may not be successful.

We expect to expand our presence internationally through, for example, international partnerships with third parties and the possibility of establishing international subsidiaries and offices. Our international expansion may present challenges and risks, including those inherent in international operations, to us and may require significant attention from management. We may not be successful in our international partnerships, expansion efforts, and we may incur significant operating expenses

We may identify future material weakness which may result in late filings, increased costs or declines in our share price.

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

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2017, and December 31, 2017, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $1.85 and $8.25 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	developments or lack thereof in any then-outstanding litigation;
•	quarterly variations in our operating results;
•	large purchases or sales of common stock or derivative transactions related to our stock;
•	actual or anticipated announcements of new products or services by us or competitors;
•	general conditions in the markets in which we compete; and
•	general social, political, economic and financial conditions, including the significant volatility in the global financial markets.

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

The exercise of our outstanding stock options, RSU’s and issuance of new shares would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2017, we had outstanding options to purchase an aggregate of 5,138,066 shares of common stock representing approximately 9% of our total shares outstanding of which 3,129,233 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $29.2 million for the year ended December 31, 2015, a net loss of $28.6 million for the year ended December 31, 2016, and a net loss of $17.3 million for the year ended December 31, 2017, with an accumulated deficit of $176 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of December 31, 2017, our executive officers and directors beneficially owned approximately 12% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in October 2019. We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.

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

In the Order, the Court denied all of Apple’s post-trial motions including motion for judgment as a matter of law of non-infringement, motion for judgment as a matter of law on damages, motion for a new trial on infringement, and motion for a new trial on damages. The Court granted all VirnetX’s post-trial motions including motion for willful infringement and enhanced the royalty rate during the willfulness period by 50 percent, from $1.20 to $1.80 per device, awarding VirnetX, enhanced damages in the amount of $41.3 million against Apple thereby, granting VirnetX a total sum of $343.7 million in pre-interest damages. The Court also awarded costs, certain attorneys’ fees, and prejudgment interest to VirnetX, and directed the parties to meet and confer regarding these amounts. On October 13, 2017, having met and conferred and having reached agreements on all amounts, parties jointly filed a motion asking the Court to grant VirnetX an additional sum in the amount of $96 million in agreed Bill of Costs, Attorneys’ Fees, and Prejudgment Interest. The Final Judgement is only subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit. The total Final Judgement amount including Jury Verdict, Willful Infringement, Interest, Costs and Attorney Fees is $439.7 million.

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. This case has now been closed and events and developments subsequent to the notice of appeal are described below under VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case).

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

On September 29, 2017, the Court issued an order denying Apple’s Motion to Stay. The Court ordered the parties to meet and confer and file a joint motion with a proposed trial date by October 13, 2017. The parties have met, conferred and filed a joint motion on the proposed trial dates. On November 9, 2017, the court issued its order setting this case for jury selection on April 2, 2018 in Tyler, Texas.

On January 5, 2018, Apple filed a Petition for Writ of Mandamus with the USCAFC requesting the court to stay the upcoming limited retrial of the Apple II pending the USCAFC’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On February 22, 2018, the USCAFC issued its order denying Apple’s Petition for Writ of Mandamus. The Apple II case is proceeding on schedule for jury selection on April 2, 2018 per the district court’s order.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

On January 5, 2018, Apple filed a motion requesting a stay of the briefing schedule in this appeal pending this court’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On January 24, 2018, USCAFC denied Apple’s motion requesting a stay of the briefing schedule and ordered Apple to file its opening brief no later than March 19, 2018.

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

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810 and IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870 and IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated. The briefing in these appeals has been concluded; the oral argument were held on March 5, 2018. We are awaiting the courts ruling in this matter.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One, LLC v. Broadcom Corporation, No. 2015-1944. The stay was lifted on January 31, 2018, and briefing is now ongoing.

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

In re VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. These appeals have been consolidated. The briefing in these appeals is ongoing. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the United States Patent and Trademark Office indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

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

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE American LLC.

The following table shows the price range of our common stock, as reported on the NYSE American LLC, for each quarter ended during the last two fiscal years.

VirnetX Holding Corp	HIGH	LOW
Year ended, December 31, 2017:
First quarter	$2.75	$1.70
Second quarter	$5.40	$2.02
Third quarter	$4.85	$3.00
Fourth quarter	$8.75	$3.55
Year ended, December 31, 2016:
First quarter	$9.64	$1.95
Second quarter	$6.50	$3.83
Third quarter	$4.64	$2.14
Fourth quarter	$5.13	$2.10

The closing price of our common stock on the NYSE American LLC on March 14, 2018 was $4.05 per share.

Holders of Record

As of March 14, 2018, we had 41 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividends

We do not currently intend to begin paying a regular dividend in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of VirnetX under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The stock price performance reflected on this graph is not necessarily indicative of future stock price performance. See the disclosure in part I, Item 1A. “Risk Factors”

	12/12	12/13	12/14	12/15	12/16	12/17
VirnetX Holding Corp	$100.00	$66.29	$18.75	$8.78	$7.51	$12.64
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
RDG Technology Composite	$100.00	$132.51	$155.05	$161.00	$181.12	$247.79

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Selected Financial Data. (in thousands except per share data)

The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data at December 31, 2017 and 2016, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data at December 31, 2015, 2014 and 2013 are derived from our audited financial statements not included in this annual report on Form 10-K.

The selected consolidated financial data below is not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Revenue	$1,547	$1,550	$1,555	$1,249	$2,197
Gain on settlement(a)	$—	$—	$—	$23,000	$—
Total operating expenses	$(18,868)	$(30,055)	$(30,732)	$(36,414)	$(30,784)
Income tax expense	$(3)	$(133)	$(8)	$(15)	$(751)
Net loss	$(17,278)	$(28,569)	$(29,234)	$(9,902)	$(27,608)
Loss per share	$(0.30)	$(0.51)	$(0.56)	$(0.19)	$(0.54)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,135	$6,627	$8,726	$18,658	$19,173
Investments available for sale	$1,453	$9,249	$9,954	$22,571	$19,815
Total assets	$7,175	$18,871	$22,172	$45,090	$39,398
Stockholders’ equity	$1,553	$11,147	$15,095	$32,627	$34,024
(a)	The gain on settlement in 2014 relates to a cash settlement of litigation with Microsoft.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We develop software and technology solutions for securing real-time communications over the Internet. Our patented GABRIEL Connection Technology™ combines industry standard encryption protocols with our patented techniques for automated domain name system, or DNS, lookup mechanisms, and enables users to create a secure communication link using secure domain names over wired or wireless (4G/LTE) networks. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. Over 80 small and medium sized businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. A number of International Association of Certified ISAO (IACI) have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks. We are actively recruiting best-of-breed partners in various vertical markets including, healthcare, finance, government, etc, to help us rapidly expand our enterprise customer base. We also intend to establish the exclusive secure domain name registry in the United States and other key markets around the world.

We are a holding company and conduct our operations through our wholly-owned subsidiary, VirnetX, Inc. VirnetX, Inc., was incorporated in the State of Delaware in August 2005. In November 2006, VirnetX, Inc. acquired certain patents from SAIC, now Leidos. In July 2007, we effected a merger by and among VirnetX, Inc., VirnetX Holding Corporation and a wholly-owned subsidiary of VirnetX Holding Corporation, whereby VirnetX, Inc. merged with, and became, a wholly-owned subsidiary of VirnetX Holding Corporation and VirnetX Holding Corporation issued shares of its common stock to the stockholders of VirnetX, Inc. as consideration for the merger. As a result of this merger, the former security holders of VirnetX, Inc. came to own a majority of our outstanding common stock. On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 U.S. and foreign patents, patent validations and pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos, and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio with approximately 185 U.S. and Foreign patents, patent validations and pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio. See – Operations – Research and Development Expenses for a description of our research and development expenses for the past three fiscal years discussed below.

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

Developments in the Year Ended December 31, 2017

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

In the Order, the Court denied all of Apple’s post-trial motions including motion for judgment as a matter of law of non-infringement, motion for judgment as a matter of law on damages, motion for a new trial on infringement, and motion for a new trial on damages. The Court granted all VirnetX’s post-trial motions including motion for willful infringement and enhanced the royalty rate during the willfulness period by 50 percent, from $1.20 to $1.80 per device, awarding VirnetX, enhanced damages in the amount of $41.3 million against Apple thereby, granting VirnetX a total sum of $343.7 million in pre-interest damages. The Court also awarded costs, certain attorneys’ fees, and prejudgment interest to VirnetX, and directed the parties to meet and confer regarding these amounts. On October 13, 2017, having met and conferred and having reached agreements on all amounts, parties jointly filed a motion asking the Court to grant VirnetX an additional sum in the amount of $96 million in agreed Bill of Costs, Attorneys’ Fees, and Prejudgment Interest. The Final Judgement is only subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit. The total Final Judgement amount including Jury Verdict, Willful Infringement, Interest, Costs and Attorney Fees is $439.7 million.

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. This case has now been closed and events and developments subsequent to the notice of appeal are described below under VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case).

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

On September 29, 2017, the Court issued an order denying Apple’s Motion to Stay. The Court ordered the parties to meet and confer and file a joint motion with a proposed trial date by October 13, 2017. The parties have met, conferred and filed a joint motion on the proposed trial dates. On November 9, 2017, the court issued its order setting this case for jury selection on April 2, 2018 in Tyler, Texas.

On January 5, 2018, Apple filed a Petition for Writ of Mandamus with the USCAFC requesting the court to stay the upcoming limited retrial of the Apple II pending the USCAFC’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On February 22, 2018, the USCAFC issued its order denying Apple’s Petition for Writ of Mandamus. The Apple II case is proceeding on schedule for jury selection on April 2, 2018 per the district court’s order.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

On January 5, 2018, Apple filed a motion requesting a stay of the briefing schedule in this appeal pending this court’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On January 24, 2018, USCAFC denied Apple’s motion requesting a stay of the briefing schedule and ordered Apple to file its opening brief no later than March 19, 2018.

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

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810 and IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870 and IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated. The briefing in these appeals has been concluded; the oral argument were held on March 5, 2018. We are awaiting the courts ruling in this matter.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One, LLC v. Broadcom Corporation, No. 2015-1944. The stay was lifted on January 31, 2018, and briefing is now ongoing.

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

In re VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. These appeals have been consolidated. The briefing in these appeals is ongoing. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the United States Patent and Trademark Office indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

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

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $1,240, $772, and $593 in rental fees and reimbursements to the LLC during the years ended December 31, 2017, 2016 and 2015, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. On January 31, 2015, we entered into a 12-month non-exclusive lease with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has exercised their termination rights.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve impairment of long-lived assets, income taxes, fair value of financial instruments and stock-based compensation.

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

Revenue Recognition (see New Accounting Pronouncements - ASU No. 2014-09, Revenue from Contracts with Customers)

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

Deferred revenue

In August 2013, we began receiving annual payments on a contract that required payment to us over 4 years of $10,000 (“August 2013 Contract Settlement”). From the inception of that license to December 31, 2017, we received cash totaling $10,000, all of which is non-refundable. We recognized $1,500, $1,500 and $1,500 of revenue related to the August 2013 Contract Settlement during the years ended December 31, 2017, 2016 and 2015, respectively.

Activity under the August 2013 Contract Settlement was as follows (in thousands):

	2017	2016	2015
Deferred Revenue, beginning of year	$4,000	$3,000	$2,000
Payment received	—	2,500	2,500
Less: Amount amortized as revenue	1,500	1,500	1,500
Deferred Revenue, end of year	$2,500	$4,000	$3,000

Royalty Expense

Royalty expense for the years ended December 31, 2017, 2016 and 2015 was $0, $884 and $5,265, respectively, and was a result of our royalty agreement with Leidos. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation involving the defense of our patents which have been resolved.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the years ended 2017, 2016 and 2015 we incurred losses. Therefore, the effects of any common stock equivalent were anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the year ended December 31, 2017, and 2016 we had, at times, funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Income Taxes

We account for income taxes using the asset and liability method. The asset and liability method require the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. We calculate current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected on the income tax returns filed during the following years. Adjustments based on filed returns are recorded when identified in the subsequent years. The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing our deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate. The rate reduction will be taking effect on January 1, 2018. Therefore, we applied the tax rate of 21% to the ending balance of federal deferred tax assets, but because we provided a full valuation allowance against our net deferred tax assets, no tax impact is recognized due to the tax rate change.

The Act changes the worldwide territorial tax system. Therefore, the deemed repatriation tax applies to undistributed earnings of certain non-U.S. subsidiaries. The company has no deemed repatriation tax liability because its foreign subsidiary’s accumulated earnings are negative. We also assess the tax impact of the Act for 2018 and future years and do not believe there is a need to change our valuation allowance position as of December 31, 2017.

Stock-based Compensation

We account for stock-based compensation using the fair value recognition method. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally based the option vesting term of 4 years. Beginning January 1, 2017, we discontinued estimating forfeitures for time-based awards upon adoption of ASU No. 2016-09 – “Compensation – Stock Compensation” discussed below in New Accounting Pronouncements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. We adopted this ASU in 2017 with the following affects:

•	ASU 2016-09 requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We had zero excess tax benefits recognized for the year ended December 31, 2017.
•	Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. As a result of the implementation of ASU 2016-09, our consolidated statements of cash flow for the years ended December 31, 2016 and 2015 have been restated to reflect the reclassification of $93 and $51, respectively, for payments of taxes on cashless exercise of restricted stock units, previously reported in cash flows from operation activities to the current presentation in cash flows from financing activities.
•	The Company has elected to not estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. The guidance relating to forfeitures did not have an impact on our accumulated deficit as of December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) “ASU 2014-09”. ASU 2014-09 was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments to ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt the new revenue standards in our first quarter of 2018 utilizing the modified retrospective transition method. We expect the adoption of the standard to result in an approximate $2,500 increase in accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

Results of Operations (all amounts in this section are expressed in thousands)

Revenue

	2017	2016	2015
Revenue	$1,547	$1,550	$1,555

Revenue generated for the year ended December 31, 2017 was $1,547 compared to December 31, 2016 of $1,550, and December 31, 2015 revenue of approximately $1,555. Revenue for the year ended December 31, 2017 of $1,547, was largely attributable to the 2013 Contract Settlement described under the heading “Deferred Revenue” above. Under the terms of the 2013 Contract Settlement we were paid annual payments of $2,500 over the contract period for a total of $10,000. During 2017, 2016 and 2015 we recognized $1,500 of revenue for royalties from the 2013 Contract Settlement and $47, $50 and $55 respectively of revenue for royalties from other licensees.

In addition to the settlement discussed above, during 2017, 2016 and 2015 we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 14 “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received.

Research and Development Expenses

	2017	2016	2015
Research and Development	$2,674	$2,499	$2,277

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2017 was $2,674 compared to December 31, 2016 of $2,499 and $2,277 for the year ended December 31, 2015. The increase in 2017 compared to 2016 was primarily due to the increase in staff, wages and bonuses. The increase in 2016 compared to 2015 was primarily due to increase in wages and bonuses paid in 2016 compared to 2015.

Selling, General and Administrative Expenses

	2017	2016	2015
Selling, General and Administrative	$16,194	$26,672	$23,190

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2017 was $16,194 compared to December 31, 2016 of $26,672 and $23,190 for the year ended December 31, 2015. The decrease in 2017 was primarily due to a decrease in legal fees, mostly related to cases involving the defense of our patents. The increases in 2016 were primarily due to the increase in legal fees. Legal fees represent approximately 23% of general and administrative expenses for 2017 as compared to 49% for 2016 and 42% for 2015.

Within selling, general and administrative expenses, legal fees for the year ended December 31, 2017 were $3,657 compared to the year ended December 31, 2016 of $13,002 and $9,638 for the year ended December 31, 2015.

Also included in selling, general and administrative expense in 2017, 2016 and 2015 is royalty expense of $0 for the year ended December 31, 2017, $884 for the year ended December 31, 2016 and $5,265 for the year ended December 31, 2015, paid to Leidos, in connection with the settlement with Microsoft, Avaya and Mitel et al.

Loss on change in value of derivative liability

	2017	2016	2015
Loss on change in value of derivative liability	$—	$—	$(117)

Our non-cash loss related to the periodic revaluation of our Series I Warrants liability for the year ended December 31, 2015 was $117. All outstanding Series 1 Warrants expired in March 2015.

Other Income and Expenses

	2017	2016	2015
Interest and Other Income	$46	$69	$68

Interest and other income for the year ended December 31, 2017 was $46, compared to December 31, 2016 of $69 and $68 for the year ended December 31, 2015.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.01)%	(0.31)%	(0.04)%
Valuation allowance	(35.94)%	(35.43)%	(33.36)%
Stock options	—	—	(1.62)%
Prior year adjustment	—	(0.06)%	0.03%
R&D Credit	1.43%	0.66%	0.38%
Warrants	—	—	(0.14)%
Other	(0.50)%	(0.33)%	(0.29)%
Effective income tax rate	(0.02)%	(0.47)%	(0.04)%

In 2017, 2016 and 2015, we had pre-tax losses of $17, $28 and $29 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2017, 2016 and 2015, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax.

Liquidity and Capital Resources

For the year ended December 31, 2017, our cash and cash equivalents totaled $3,135 and our short-term investments totaled $1,453 compared to $6,627 and $9,249, respectively, for the year ended December 31, 2016.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2017, the $6,821 in proceeds subsequent to December 31, 2017, from sales of our common shares under the ATM, as well as the possibility of future sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration and ATM Offering

In August 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of December 31, 2017, common stock with an aggregate value of up to $8,041 remains available for offer and sale under the ATM agreement.

We sold 730,444, 4,760,594 and 835,056 shares of common stock under the ATM program during the years ended December 31, 2017, 2016 and 2015, respectively. The average sales price per common share sold during the year ended December 31, 2017 was $5.19 and the aggregate proceeds from the sales totaled $3,790 during the period.

Sales commissions, fees and other costs associated with the ATM transactions totaled $113 for 2017. The average sales price per common share sold during the year ended December 31, 2016 was $4.16 and the aggregate proceeds from the sales totaled $19,791 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $594 for 2016. The average sales price per common share sold during the year ended December 31, 2015 was $4.04 and the aggregate proceeds from the sales totaled $3,378 during the period. Sales commissions, fees and other costs associated with the ATM totaled $101 for 2015. On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement (“Amended Agreement”) with Cowen and Company, LLC (“Cowen”), whereby the maximum aggregate value of the Company’s common stock (“Shares”) we may offer and sell, from time to time, was increased from $35,000,000 to $50,000,000.

Contractual Commitments

	Total	2018	2019
Leases	$102	$56	$46
Total	$102	$56	$46

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in highly liquid debt instruments including corporate, government and federal agency securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in fixed rate securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities as they will be maturing in six months or less.

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2017 and December 31, 2016	47
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	48
Consolidated Statements of Comprehensive Loss of VirnetX Holding Corporation for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	48
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	49
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	50
Notes to Financial Statements of VirnetX Holding Corporation	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2008.

Chatsworth, California
March 16, 2018

VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,135	$6,627
Investments available for sale	1,453	9,249
Prepaid expenses and other current assets	591	588
Total current assets	5,179	16,464
Prepaid expenses, non-current	1,989	2,374
Property and equipment, net	7	33
Total assets	$7,175	$18,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$414	$1,806
Accrued payroll and related expenses	2,175	1,522
Income tax liability	393	396
Deferred revenue, current portion	1,500	1,500
Total current liabilities	4,482	5,224

Deferred revenue, non-current portion	1,000	2,500
Other liabilities	140	—
Commitments and contingencies (Note 4)	—	—
Total liabilities	5,622	7,724

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2017 and December 31, 2016, Issued and outstanding: 0 shares at December 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2017 and December 31, 2016, Issued and outstanding: 59,051,978 shares and 58,144,888 shares, at December 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	177,076	169,391
Accumulated deficit	(175,516)	(158,238)
Accumulated other comprehensive loss	(13)	(12)
Total stockholders’ equity	1,553	11,147
Total liabilities and stockholders’ equity	$7,175	$18,871

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue	$1,547	$1,550	$1,555
Operating expense:
Royalty expense	—	884	5,265
Research and development	2,674	2,499	2,277
Selling, general and administrative expenses	16,194	26,672	23,190
Total operating expense	18,868	30,055	30,732
Loss from operations	(17,321)	(28,505)	(29,177)
Loss on change in value of derivative liability	—	—	(117)
Interest and other income, net	46	69	68
Loss before taxes	(17,275)	(28,436)	(29,226)
Income tax expense	(3)	(133)	(8)
Net loss	$(17,278)	$(28,569)	$(29,234)
Basic and diluted loss per share	$(0.30)	$(0.51)	$(0.56)
Weighted average shares outstanding basic and diluted	58,354,397	55,984,825	52,384,494

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net loss	$(17,278)	$(28,569)	$(29,234)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	3	(1)
Change in unrealized gain (loss) on investments, net of tax	(1)	4	(3)
Total other comprehensive income (loss), net of tax	(1)	7	(4)
Comprehensive loss	$(17,279)	$(28,562)	$(29,238)

See accompanying notes to consolidated financial statements.

VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	51,996,701	$5	$133,072	$(100,435)	$(15)	$32,627

Stock issued for cash exercise of warrants at $3.59 per share, net	120,161		431			431
Stock issued for cash at $4.04 per share, net	835,056		3,276			3,276
Advisor warrant issuance			121			121
Stock-based compensation			7,275			7,275
Exercise of options	143,100		165			165
Stock issued for vested RSUs	103,817
Derivative liability			438			438
Comprehensive income:
Net Loss				(29,234)		(29,234)
Other comprehensive loss, net of tax					(4)	(4)
Comprehensive loss						(29,238)
Balance at December 31, 2015	53,198,835	$5	$144,778	$(129,669)	$(19)	$15,095

Stock issued for cash at 3.00-$5.05 per share, net	4,760,594	1	19,195			19,196
Stock-based compensation			5,398			5,398
Exercise of options	50,357		20			20
Stock issued for vested RSUs	135,102
Comprehensive income:
Net Loss				(28,569)		(28,569)
Other comprehensive income, net of tax					7	7
Comprehensive loss						(28,562)
Balance at December 31, 2016	58,144,888	$6	$169,391	$(158,238)	$(12)	$11,147

Stock issued for cash at $4.00 -$5.69 per share, net	730,444		3,677			3,677
Stock-based compensation			3,986			3,986
Exercise of options	12,500		22			22
Stock issued for vested RSUs	164,146
Comprehensive income:
Net Loss				(17,278)		(17,278)
Other comprehensive loss, net of tax					(1)	(1)
Comprehensive loss						(17,279)
Balance at December 31, 2017	59,051,978	$6	$177,076	$(175,516)	$(13)	$1,553

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net loss	$(17,278)	$(28,569)	$(29,234)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26	28	26
Amortization of warrant issuance costs	—	30	91
Stock-based compensation	3,986	5,398	7,275
Change in value of derivative liability	—	—	117
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3)	66	(2)
Prepaid expense – Non-current	385	385	385
Accounts payable	(1,392)	(477)	(1,044)
Other liabilities	140	—	—
Accrued payroll and related expenses	695	232	1,207
Royalty payable	—	—	(6,100)
Related-party payable	—	(11)	(70)
Income tax liability	(3)	(4)	(8)
Deferred revenue	(1,500)	1,000	1,000
Net cash used in operating activities	(14,944)	(21,922)	(26,357)
Cash flows from investing activities:
Purchase of property and equipment	—	(13)	(10)
Purchase of investments	(946)	(10,527)	(10,673)
Proceeds from sale or maturity of investments	8,741	11,240	23,287
Net cash provided by investing activities	7,795	700	12,604
Cash flows from financing activities: Restate for rule
Proceeds from exercise of options	22	20	165
Proceeds from exercise of warrants	—	—	431
Proceeds from sale of common stock	3,677	19,196	3,276
Payments of taxes on cashless exercise of restricted stock units	(42)	(93)	(51)
Net cash provided by financing activities	3,657	19,123	3,821
Net decrease in cash and cash equivalents	(3,492)	(2,099)	(9,932)
Cash and cash equivalents, beginning of period	6,627	8,726	18,658
Cash and cash equivalents, end of period	$3,135	$6,627	$8,726
Cash paid for income taxes	$5	$126	$6
Non-cash transactions
Fair value of warrants issued for services	$—	$—	$121

See accompanying notes to consolidated financial statements.

VirnetX Holding Corporation
NOTES TO FINANCIAL STATEMENTS
(in thousands except share, per share and per device amounts)

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 70 US patents/patent applications and 115 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the internet and such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, (f/k/a Science Applications International Corporation or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Revenue Recognition (see Note 2 -New Accounting Pronouncements - ASU No. 2014-09, Revenue from Contracts with Customers)

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

Deferred Revenue

In August 2013, we began receiving annual payments on a contract that required payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). As of December 31, 2017, we received cash totaling $10,000, all of which is non-refundable. We recognized $1,500, $1,500 and $1,500 of revenue related to the August 2013 Contract Settlement during the years ended December 31, 2017, 2016 and 2015, respectively.

Activity under the August 2013 Contract Settlement was as follows:

	2017	2016	2015
Deferred Revenue, beginning of year	$4,000	$3,000	$2,000
Payment received	—	2,500	2,500
Less: Amount amortized as revenue	1,500	1,500	1,500
Deferred Revenue, end of year	$2,500	$4,000	$3,000

Royalty Expense

Royalty expense for the years ended December 31, 2017, 2016 and 2015 was $0, $884 and $5,265, respectively and was a result of our royalty agreement with Leidos. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation matters that have been resolved.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Prepaid Expenses and Other Current Assets

Prepaid Expense and Other Current Assets at December 31, 2017 includes the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. Beginning March 2014, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid Expenses-Non-current on the consolidated balance sheet.

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

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the accelerated and straight-line methods over the estimated useful lives of the assets, which range from five to seven years. Repair and maintenance costs are charged to expense as incurred.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the year ended December 31, 2017 and 2016, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Income Taxes

We account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. We calculate current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected on the income tax returns filed during the following years. Adjustments based on filed returns are recorded when identified in the subsequent years. The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing our deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. Consistent with our policy, and because of our history of operating losses, we do not currently recognize the benefit of all our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income. We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our statements of operations.

We account for our uncertain tax positions in accordance with U.S. GAAP. The purpose of this method is to clarify accounting for uncertain tax positions recognized. The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates. We include interest and penalties, if any, in income tax expense. During the years ended December 31, 2017, 2016 and 2015, income tax expense included interest and penalties of $0, $48 and $0, respectively.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate. The rate reduction will be taking effect on January 1, 2018. Therefore, we applied the tax rate of 21% to the ending balance of federal deferred tax assets, but because we provided a full valuation allowance against our net deferred tax assets, no tax impact is recognized due to the tax rate change.

The Act changes the worldwide territorial tax system. Therefore, the deemed repatriation tax applies to undistributed earnings of certain non-U.S. subsidiaries. The company has no deemed repatriation tax liability because its foreign subsidiaries accumulated earnings is negative. We also assess the tax impact of the Act for 2018 and future years and do not believe there is a need to change our valuation allowance position as of December 31, 2017.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of 4 years. We estimate the forfeiture rate based on our historical experience if any. See Note 6 - Stock-Based Compensation and New Accounting Pronouncements below for additional information concerning our share-based compensation awards.

In addition, as required we record stock and options granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2017, 2016 and 2015 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. We adopted this ASU in 2017 with the following affects:

•	ASU 2016-09 requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We had zero excess tax benefits recognized for the year ended December 31, 2017.
•	Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. As a result of the implementation of ASU 2016-09, our consolidated statements of cash flow for the years ended December 31, 2016 and 2015 have been restated to reflect the reclassification of $93 and $51, respectively, for payments of taxes on cashless exercise of restricted stock units, previously reported in cash flows from operation activities to the current presentation in cash flows from financing activities.
•	The Company has elected to not estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. The guidance relating to forfeitures did not have an impact on our accumulated deficit as of December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) “ASU 2014-09”. ASU 2014-09 was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments to ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt the new revenue standards in our first quarter of 2018 utilizing the modified retrospective transition method. We expect the adoption of the standard to result in an approximate $2,500 decrease in accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2017	2016
Office furniture	$79	$79
Computer equipment	172	172
Total	251	251
Less accumulated depreciation	(244)	(218)
	$7	$33

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $26, $28 and $26, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2019. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, for each of the years ended December 31, 2017, 2016 and 2015. Future minimum rents due under the lease total $56 in 2018, and $46 in 2019 when the lease expires.

During 2017, 2016 and 2015 we leased the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $1,240, $772 and $593 in rental fees (including fees and other reimbursements) to the LLC during the year ended December 31, 2017, 2016 and 2015, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. On January 31, 2015, we entered into a 12-month non-exclusive lease with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has yet exercised their termination rights.

Note 5 − Stock Plan

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

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISO or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. At December 31, 2017, there were 2,928,562 shares available for grant under the 2013 Plan.

Note 6 − Stock-Based Compensation

The following tables summarize information about stock-options and RSUs outstanding at December 31, 2017:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.24- 1.58	771,045	1.26	$1.16	771,045	1.26	$1.16
$ 1.74- 6.95	3,113,396	8.04	4.27	1,134,677	5.86	4.63
$ 14.52- 35.25	1,253,625	4.71	23.16	1,223,510	4.67	23.35
	5,138,066	6.21	$8.41	3,129,233	4.26	$11.09

The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,489,028	$9.33	—	$—
Options granted	694,000	4.47	—	—
Options exercised	(143,100)	1.15	—	—
Options cancelled	(40,000)	25.61	—	—
Outstanding at December 31, 2015	4,999,928	$8.76	—	$—
Options granted	429,000	4.77	—	—
Options exercised	(50,357)	0.40	—	—
Outstanding at December 31, 2016	5,378,571	$8.52	—	$—
Options granted	1,613,500	4.06	—	—
Options exercised	(12,500)	1.74	—	—
Options cancelled	(1,841,505)	4.71	—	—
Outstanding at December 31, 2017	5,138,066	$8.41	6.21	$2,529
Options exercisable at December 31, 2017	3,129,233	$11.09	4.26	$2,271
	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2014	310,394	$19.74	$—
RSUs granted	162,665	5.57	—
RSUs vested	(113,103)	20.11	—
Outstanding at December 31, 2015	359,956	$13.22	$—
RSUs granted	219,331	4.75	—
RSUs vested	(155,852)	15.27	—
Outstanding at December 31, 2016	423,435	$8.08	$—
RSUs granted	220,664	3.83	—
RSUs vested	(174,438)	10.47	—
Outstanding at December 31, 2017	469,661	$5.19	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2017, which was $3.70, and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $22, $20 and $165 from stock options exercised in 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised was $25, $91 and $203 during the years ended December 31, 2017, 2016 and 2015, respectively. For RSUs vested, the intrinsic value is the difference between market price and the vested price on the date of vest. The total intrinsic value of the RSUs vested was zero during the year ended December 31, 2017.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Stock options	$2,446	$3,436	$4,939
RSUs	1,540	1,962	2,336
Total stock-based compensation expense	$3,986	$5,398	$7,275

As of December 31, 2017, there was $6,086 of unrecognized stock-based compensation expense expected to be recognized related to unvested employee stock options and $1,767 of unrecognized stock-based compensation expense to be recognized related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 3.11 and 2.43 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected stock price volatility	84.91%	79.6%	82%
Risk-free interest rate	1.94%	1.85%	2.12%
Expected life term (in years)	6.08 years	6.03 years	6.07 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $2.93, $3.25 and $3.17 per share during the years ended December 31, 2017, 2016 and 2015, respectively.

The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”, taking the average of the vesting term and the contractual term of the option. Expected volatility of the stock options was based upon historical data and other relevant factors, such as the volatility of comparable publicly-traded companies at a similar stage of life cycle. We have not provided an estimate for forfeitures because we have had nominal forfeited options and RSUs and believe that all outstanding options and RSUs at December 31, 2017, will vest. In 2017 we adopted a policy not to estimate forfeitures (see Note 2, New Accounting Pronouncements, ASU No. 2016-09).

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2017, 2016 and 2015 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2017	2016	2015
Net loss	$(17,278)	$(28,569)	$(29,234)
Basic and diluted weighted average number of shares outstanding	58,354	55,985	52,384
Basic and diluted loss per share	$(0.30)	$(0.51)	$(0.56)

Note 8 − Common Stock

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

In August 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. We have and expect to use proceeds from this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of December 31, 2017, common stock with an aggregate value of up to $8,041 remains available for offer and sale under the ATM agreement.

We sold 730,444, 4,760,594 and 835,056 shares of common stock under the ATM program during the years ended December 31, 2017, 2016 and 2015 respectively. The average sales price per common share sold during the year ended December 31, 2017 was $5.19 and the aggregate proceeds from the sales totaled $3,790 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $113 for 2017. The average sales price per common share sold during the year ended December 31, 2016 was $4.16 and the aggregate proceeds from the sales totaled $19,791 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $594 for 2016. The average sales price per common share sold during the year ended December 31, 2015 was $4.04 and the aggregate proceeds from the sales totaled $3,378 during the period. Sales commissions, fees and other costs associated with the ATM totaled $101 for 2015 (see Note 15 - Subsequent Events).

Note 9 − Equity Warrants

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

Information about the Advisor Warrants outstanding during the twelve months ended December 31, 2017 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2016	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2017	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020

Note 10 − Employee Benefit Plan

We sponsor a defined contribution 401k plan covering substantially all our employees. Our matching contribution to the plan was approximately $84, $90 and $59 in 2017, 2016 and 2015, respectively.

Note 11 − Income Taxes

The income tax provision is comprised of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Current:
Federal	$—	$—	$10
State	(3)	(133)	(18)
Foreign	—	—	—
	(3)	(133)	(8)
Deferred:
Federal	—	—	—
State	—	—	—
Total income tax provision	$(3)	$(133)	$(8)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
United States federal statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.01)%	(0.31)%	(0.04)%
Valuation allowance	(35.94)%	(35.43)%	(33.36)%
Stock options	—	—	(1.62)%
Prior year true-up	—	(0.06)%	0.03%
R&D Credit	1.43%	0.66%	0.38%
Warrants	—	—	(0.14)%
Other	(0.50)%	(0.33)%	(0.29)%
Effective income tax rate	(0.02)%	(0.47)%	(0.04)%

In 2017, 2016 and 2015, we had pre-tax losses of $17, $28 and $29 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2017, 2016 and 2015, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Deferred tax assets:
Reserves and accruals	$963	$1,063
State tax	—	1
Research and development credits and other credits	1,300	1,092
Net operating loss carry forward	22,448	29,186
Stock based compensation	9,260	13,031
Other	54	88
Total deferred tax assets	34,025	44,461

Valuation allowance	(34,025)	(44,455)
Deferred tax assets after valuation allowance	—	6

Deferred tax liability:
Depreciation and amortization	—	(6)

Total deferred tax liability	—	(6)

Net deferred tax assets	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a 21% rate. The rate reduction will be taking effect on January 1, 2018. Therefore, we applied the tax rate of 21% to the ending balance of federal deferred tax assets, but because we provided a full valuation allowance against our net deferred tax assets, no tax impact is recorded due to the tax rate change.

The Act changes the worldwide territorial tax system. Therefore, the deemed repatriation tax applies to undistributed earnings of certain non-U.S. subsidiaries. The company has no deemed repatriation tax liability because its foreign subsidiary’s accumulated earnings is negative. We also assess the tax impact of the Act for 2018 and future years and do not believe there is a need to change our valuation allowance position as of December 31, 2017.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2017 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2017. The net change in the total valuation allowance for the 12 months ended December 31, 2017 was a decrease of $10,430. At December 31, 2017, we had federal and state net operating loss carry-forwards of approximately $87,429 and $98,425, respectively, expiring beginning in 2027 for federal and began expiring in 2016, for state. At December 31, 2017, we had federal research and development credit carry-forwards of approximately $1,300, expiring beginning in 2031.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Our capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct net operating loss carry forwards generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided contingent reserve under ASC 740-10 of $316 at December 31, 2017, and December 31, 2016. Our tax returns are subject to review by various tax authorities. The returns subject to review are those from 2005 forward.

Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued for the year ended December 31, 2017.

A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance at the beginning of the year	$316	$316	$316
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	—	—	—
Balance at the end of the year	$316	$316	$316

Note 12 − Fair Value Measurement

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

The following table shows our cash and available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents of investments available for sale as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,972	$—	$—	$1,972	$1,972	$—

Level 1:
Mutual funds	616	—	—	616	616
U.S. agency securities	2,001	—	(1)	2,000	547	1,453
	2,617	—	(1)	2,616	1,163	1,453
Total	$4,589	$—	$(1)	$4,588	$3,135	$1,453
	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,432	$—	$—	$3,432	$3,432	$—

Level 1:
Mutual funds	3,195	—	—	3,195	3,195	—
U.S. government securities	1,254	—	—	1,254	—	1,254
U.S. agency securities	7,996	2	(3)	7,995	—	7,995
	12,445	2	(3)	12,444	3,195	9,249
Total	$15,877	$2	$(3)	$15,876	$6,627	$9,249

The maturities of our marketable securities generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

Note 13 − Litigation

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

In the Order, the Court denied all of Apple’s post-trial motions including motion for judgment as a matter of law of non-infringement, motion for judgment as a matter of law on damages, motion for a new trial on infringement, and motion for a new trial on damages. The Court granted all VirnetX’s post-trial motions including motion for willful infringement and enhanced the royalty rate during the willfulness period by 50 percent, from $1.20 to $1.80 per device, awarding VirnetX, enhanced damages in the amount of $41.3 million against Apple thereby, granting VirnetX a total sum of $343.7 million in pre-interest damages. The Court also awarded costs, certain attorneys’ fees, and prejudgment interest to VirnetX, and directed the parties to meet and confer regarding these amounts. On October 13, 2017, having met and conferred and having reached agreements on all amounts, parties jointly filed a motion asking the Court to grant VirnetX an additional sum in the amount of $96 million in agreed Bill of Costs, Attorneys’ Fees, and Prejudgment Interest. The Final Judgement is only subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit. The total Final Judgement amount including Jury Verdict, Willful Infringement, Interest, Costs and Attorney Fees is $439.7 million.

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. This case has now been closed and events and developments subsequent to the notice of appeal are described below under VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case).

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

On September 29, 2017, the Court issued an order denying Apple’s Motion to Stay. The Court ordered the parties to meet and confer and file a joint motion with a proposed trial date by October 13, 2017. The parties have met, conferred and filed a joint motion on the proposed trial dates. On November 9, 2017, the court issued its order setting this case for jury selection on April 2, 2018 in Tyler, Texas.

On January 5, 2018, Apple filed a Petition for Writ of Mandamus with the USCAFC requesting the court to stay the upcoming limited retrial of the Apple II pending the USCAFC’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On February 22, 2018, the USCAFC issued its order denying Apple’s Petition for Writ of Mandamus. The Apple II case is proceeding on schedule for jury selection on April 2, 2018 per the district court’s order.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

On January 5, 2018, Apple filed a motion requesting a stay of the briefing schedule in this appeal pending this court’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On January 24, 2018, USCAFC denied Apple’s motion requesting a stay of the briefing schedule and ordered Apple to file its opening brief no later than March 19, 2018.

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

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810 and IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870 and IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals have been consolidated. The briefing in these appeals has been concluded; the oral argument were held on March 5, 2018. We are awaiting the courts ruling in this matter.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One, LLC v. Broadcom Corporation, No. 2015-1944. The stay was lifted on January 31, 2018, and briefing is now ongoing.

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

In re VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. These appeals have been consolidated. The briefing in these appeals is ongoing. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the United States Patent and Trademark Office indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

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

Note 14 − Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
		(in thousands except per share)
2017
Revenue	$375	$396	$375	$401
Loss from operations	$(3,906)	$(3,811)	$(3,562)	$(6,042)
Net loss	$(3,894)	$(3,798)	$(3,552)	$(6,034)
Basic earnings (loss) per common share	$(0.07)	$(0.07)	$(0.06)	$(0.10)
Diluted earnings (loss) per common share	$(0.07)	$(0.07)	$(0.06)	$(0.10)
	First	Second	Third	Fourth
		(in thousands except per share)
2016
Revenue	$375	$398	$375	$402
Loss from operations	$(8,618)	$(5,353)	$(7,287)	$(7,247)
Net loss	$(8,610)	$(5,337)	$(7,387)	$(7,235)
Basic earnings (loss) per common share	$(0.16)	$(0.10)	$(0.13)	$(0.12)
Diluted earnings (loss) per common share	$(0.16)	$(0.10)	$(0.13)	$(0.12)

Note 15 – Subsequent Event

On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement (“Amended Agreement”) with Cowen and Company, LLC (“Cowen”), whereby the maximum aggregate value of the Company’s common stock (“Shares”) we may offer and sell, from time to time, was increased from $35,000,000 to $50,000,000. The Company intends to use the proceeds of this offering for Gabriel product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

Under the Amended Agreement, Cowen may sell Shares in an “at-the-market” offering (“ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, including sales made directly on the NYSE American, LLC, on any other existing trading market for the Shares, or to or through a market maker. In addition, under the Amended Agreement, Cowen may sell the Shares by any other method permitted by law, including private offerings. Subject to the terms and conditions of the Amended Agreement, Cowen will act as sales agent and use commercially reasonable efforts to sell on our behalf all the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us.

Between January 1, 2018 and March 14, 2018, we sold 1,749,185 shares of common stock under the ATM program. The average sales price per common share sold was $4.02 and the aggregate proceeds from the sales totaled $7,032. Sales commissions, fees and other costs associated with the ATM transactions totaled $211.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited VirnetX Holding Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 16, 2018

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2017.

The purpose of this evaluation was to determine whether as of December 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15 (f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. There were no changes in our internal control over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2017; their report is included elsewhere herein.

Item 9B.	Other Information.

On March 16, 2018, we sent a letter to PITA acknowledging the termination of the Amended and Restated Revenue Sharing Agreement and the Amended and Restated Gabriel License Agreement with PITA. Although we consider the PITA Agreements terminated as of March 16, 2018, our letter also constituted our (i) notice of termination of the Amended and Restated Revenue Sharing Agreement pursuant to Section 5.2(b) thereof and (ii) notice of termination of the Amended and Restated Gabriel License Agreement pursuant to Section 5.2(b) thereof to PITA.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under the Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 14,124,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2023. As of December 31, 2017, there were 2,928,562 shares available to be granted under the Plan. We had 5,138,066 and 5,378,571 options outstanding at December 31, 2017, and December 31, 2016, respectively, with an average exercise price of $8.41 and $8.52, respectively. We had 469,661 and 423,435 restricted stock units outstanding at December 31, 2017 and December 31, 2016, respectively, with a weighted average grant price of $5.19 and $8.08 respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,632,727	$8.14	2,928,562
Equity compensation plans not approved by security holders	—	—
Total	5,632,727	$8.14	2,928,562

On February 24, 2017, June 2, 2017 and September 14, 2017 the Compensation Committee granted 1,576,000 options and 195,665 RSU’s to the employees of VirnetX Inc. On June 1, 2017, the Compensation Committee granted 37,500 options and 24,999 RSUs to members of the Board of Directors of VirnetX, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Annual Report on Form
(1)	Financial Statements: See the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedule: Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.
(3)	Exhibits: The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	By-Laws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
4.3	Specimen Common Stock Certificate.	S-3	4.1	08/21/2015	333-206497
4.4	Form of Senior Indenture	S-3	4.2	08/21/2015	333-206497
4.5	Form of Subordinated Indenture	S-3	4.4	08/21/2015	333-206497
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, Thomas M. O’Brien and Richard Nance.	8-K	10.3	07/12/2007	000-26895
10.2*	2007 Stock Plan, as amended on April 13, 2012.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan.	DEF 14A	Appendix A	04/12/2013	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.13	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18**	Engagement Letter dated June 8, 2009, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	08/10/2009	001-33852
10.19**	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	05/07/2010	001-33852
10.20**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.21***	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.22*	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.	10-Q	10.4	05/10/2012	001-33852
10.23	Patent Licensing Representative Agreement, by and between IPValue Management, Inc. and VirnetX, Inc., dated May 8, 2015.	10-Q	10.1	05/11/2015	001-33852
10.24**	Amended and Restated Revenue Sharing Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.1	11/9/2017	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.25**	Amended and Restated Gabriel License Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.2	11/9/2017	001-33852
10.26	Sales Agreement, dated August 20, 2015, by and between VirnetX Holding Corporation and Cowen and Company, LLC.	S-3	1.2	8/21/2015	333-206497
10.27	Amendment No. 1 to Sales Agreement, dated March 8, 2018, by and between VirnetX Holding Corporation and Cowen and Company, LLC.	8-K	10.2	3/9/2018	001-33852
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page hereto)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted by the U.S. Securities and Exchange Commission as to certain portions of this Exhibit.
***	Portions of this Exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, whether before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated: March 16, 2018

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 16, 2018
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 16, 2018
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 16, 2018
Robert D. Short III

/s/ Gary Feiner	Director	March 16, 2018
Gary Feiner

/s/ Michael F. Angelo	Director	March 16, 2018
Michael F. Angelo

/s/ Thomas M. O’Brien	Director	March 16, 2018
Thomas M. O’Brien