Form 10-Q
period 2018-03-31
VirnetX Holding Corp
filed 2018-05-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the Registrant’s Common Stock as of May 8, 2018, was 61,446,115.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2018	As of December 31, 2017
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$5,544	$3,135
Investments available for sale	583	1,453
Prepaid expenses and other current assets	870	591
Accounts receivables	6	—
Total current assets	7,003	5,179
Prepaid expenses, non-current	1,907	1,989
Property and equipment, net	1	7
Total assets	$8,911	$7,175
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$3,745	$414
Related party payable	258	—
Accrued payroll and related expenses	201	2,175
Income tax liability	398	393
Deferred revenue, current portion	2	1,500
Total current liabilities	4,604	4,482

Deferred revenue, non-current portion	—	1,000
Other liabilities	140	140
Total liabilities	4,744	5,622

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:

Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2018 and December 31, 2017, Issued and outstanding: 0 shares at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2018 and December 31, 2017, Issued and outstanding: 60,823,667 shares and 59,051,978 shares, at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	184,793	177,076
Accumulated deficit	(180,620)	(175,516)
Accumulated other comprehensive loss	(12)	(13)
Total stockholders’ equity	4,167	1,553

Total liabilities and stockholders’ equity	$8,911	$7,175

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$6	$375
Operating expense:
Research and development	1,005	814
Selling, general and administrative	6,609	3,467
Total operating expense	7,614	4,281
Loss from operations	(7,608)	(3,906)
Interest income, net	8	17
Loss before taxes	(7,600)	(3,889)
Provision for income taxes	(5)	(5)
Net loss	$(7,605)	$(3,894)
Basic and diluted loss per share	$(0.13)	$(0.07)
Weighted average shares outstanding basic and diluted	60,150	58,145

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(7,605)	$(3,894)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	(1)
Change in unrealized gain (loss) on investments, net of tax	1	(4)
Total other comprehensive gain (loss) net of tax	1	(5)
Comprehensive loss	$(7,604)	$(3,899)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

Cash flows from operating activities:	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(7,605)	$(3,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	9
Stock-based compensation	887	833
Changes in assets and liabilities:
Accounts receivables	(6)	—
Prepaid expenses and other current assets	(279)	(185)
Prepaid expense – non-current	82	—
Accounts payable	3,331	(1,155)
Related party payable	258	—
Accrued payroll and related expenses	(1,970)	(1,372)
Income tax liability	5	5
Deferred revenue	2	(375)
Net cash used in operating activities	(5,289)	(6,134)
Cash flows from investing activities:
Purchase of investments	(282)	—
Proceeds from sale or maturity of investments	1,154	3,116
Net cash provided by investing activities	872	3,116
Cash flows from financing activities:
Proceeds from sale of common stock	6,830	—
Payments of taxes on restricted stock units	(4)	—
Net cash provided by financing activities	6,826	—
Net increase (decrease) in cash and cash equivalents	2,409	(3,018)
Cash and cash equivalents, beginning of period	3,135	6,627
Cash and cash equivalents, end of period	$5,544	$3,609

Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except litigation, share and per share amounts)
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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 70 U.S. patents/patent applications and 115 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Machine-to-Machine (“M2M”), communications in areas including “Smart City,” “Connected Car” and “Connected Home.” All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. (“Leidos”) (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos based on cash or certain other values generated from those patents in certain circumstances. The amount of such payments depends upon the type of value generated and certain categories are subject to maximums and other limitations.

Note 2 —  Subsequent Events

On April 12, 2018, a jury in the United States Court for the Eastern District of Texas, Tyler Division, in the case VirnetX Inc., et al. v. Apple Inc., Case  6:12-CV-00855-LED (“Apple II”) awarded VirnetX $502.6 million in a verdict against Apple Corporation for infringing four VirnetX patents, marking the fourth time a federal jury has found that Apple has infringed VirnetX’s patented technology. The jury also found that Apple willfully infringed VirnetX’s patents.

The verdict covers issues of infringement by Apple’s redesigned VOD (VPN on Demand) in iOS 7 to iOS 11, the redesigned FaceTime in iOS 7 to iOS 11 and OS X 10.9 and later.

Between April 1, 2018 and April 10, 2018, we sold 622,448 shares of common stock under the ATM program.The average sales price per common share sold was $4.07 and the aggregate proceeds from the sales totaled $2,531. Sales commissions, fees and other costs associated with the ATM transactions totaled $76.

Note 3 —  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2018, the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2018, our results of operations for the three months ended March 31, 2018 and 2017, and our cash flows for the three months ended March 31, 2018 and 2017. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018.

Index
Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in our accounting estimates are reasonably likely to occur. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, at the time they are made, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported operating expenses, operating income or net income for any of the periods presented.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Index
Revenue Recognition

Most of our revenue historically has been derived from licensing and royalty fees from contracts with customers which often spanned several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified-retrospective method (see Note 9 – Effects of Adopting ASC Topic 606).  Prior to January 1, 2018 the Company recognized revenue in accordance with previous guidance as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer in accordance with ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

With the licensing of our patents performance obligations are generally satisfied at a point in time as work is complete when our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology.

Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements revenue is recognized over time, generally over the life of the servicing contract.

Index
Deferred revenue

In August 2013, we began receiving annual payments on a contract requiring payment to us over 4 years totaling $10,000 (“August 2013 Contract Settlement”). In accordance with our revenue recognition policy, we were deferring and recognizing revenue over the life of the contract, but not ahead of collection. We collected the final payment under the contract in 2016 and recognized $375 of revenue, related to the August 2013 Contract Settlement, during the three months ended March 31, 2017.  On January 1, 2018, we adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) and applied the modified retrospective approach as discussed above.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the three months ended March 31, 2018 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Prepaid Expenses

Prepaid expenses at March 31, 2018 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses-non-current on the Condensed Consolidated balance sheet.

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

Index
The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,501	$—	$—	$3,501	$3,501	$—

Level 1:
Mutual funds	1,177	—	—	1,177	1,177	—
U.S. government securities	80	—	—	80	—	80
U.S. agency securities	1,369	—	—	1,369	866	503
	2,626	—	—	2,626	2,043	583
Total	$6,127	$—	$—	$6,127	$5,544	$583

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,972	$—	$—	$1,972	$1,972	$—

Level 1:
Mutual funds	616	—	—	616	616
U.S. agency securities	2,001	—	(1)	2,000	547	1,453
	2,617	—	(1)	2,616	1,163	1,453
Total	$4,589	$—	$(1)	$4,588	$3,135	$1,453

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). This ASU was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018 we adopted the standard which resulted in an approximate $2,500 decrease in accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet (see Note 9 – Effects of Adopting ASC Topic 606).

Note 4 — Income Taxes

We had income tax expense of $5 and $5 for the three months ended March 31, 2018 and 2017, respectively, as a result of minimum tax payments. During the three-month period ended March 31, 2018 and 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $4,796 and $1,786 for the three months ended March 31, 2018 and 2017, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2018. The valuation allowance carried against our net deferred tax assets was approximately $39,000 and $34,000 at March 31, 2018 and December 31, 2017, respectively.

Index
At March 31, 2018, we have federal and state net operating loss carry-forwards of approximately $94,000 and $108,000, respectively, expiring beginning in 2027 and 2028, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. We adopted the new standard effective January 1, 2018 under the modified retrospective method.  Under the modified retrospective method, we recognized deferred revenue of $2.5 million through retained earnings.  The tax provision is prepared based on the assumption that the Company will file accounting method change form 3115 with 2018 tax return to reflect the adoption of Topic 606.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2018, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 5 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2019. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (‘‘LLC’’) for business travel for employees of the Company. We incurred approximately $608 and $252 in rental fees and reimbursements to LLC during the three months ended March 31, 2018 and 2017, respectively, of which $258 is payable as of March 31, 2018. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of LLC. On January 31, 2015, we entered into a 12-month non-exclusive lease with LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has exercised their termination rights.

Note 6 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 16,624,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2024. As of March 31, 2018, 2,238,562 shares remained available for grant under the Plan. During the three months ending March 31, 2018, we granted options for a total of 670,000 shares with a weighted average grant date fair value of $2.61. During the three months ended March 31, 2018, we granted 20,000 RSU’s with an average grant date fair value of $4.05.

Stock-based compensation expense included in general and administrative expense was $388 and $494, and in research and development expense was $498 and $339, for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $7,179 and $1,614, respectively, which will be amortized over an estimated weighted average period of approximately 3.16 and 2.18 years, respectively.

Note 7 — Equity

Common Stock

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC (“Cowen”) on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement (“Amended Agreement”) with Cowen whereby the maximum aggregate value of the Company’s common stock (“Shares”) we may offer and sell, from time to time, was increased from $35,000,000 to $50,000,000. The Company intends to use the proceeds of this offering for Gabriel product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

During the three months ended March 31, 2018, we sold 1,751,689 shares under the ATM. The average sales price per common share was $4.02 and the aggregate proceeds from the sales totaled $7,042 during the period. Sales commissions, fees and other costs associated with the ATM totaled $212.

Index
Warrants

In 2015 we issued warrants (“Advisor Warrants”) for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expire in April 2020. The Advisor Warrants were issued for advisory services provided by a third party. Our Advisor Warrants were recorded at fair value on the issuance date and included in Additional Paid in Capital on our Condensed Consolidated Balance Sheet. The Advisor Warrants are exercisable by the holder, in whole or in part, until expiration, and may also be net-share-settled. Terms of the warrant agreement include no registration requirements for the underlying common stock and there are no anti-dilution provisions. The fair value at issuance of the warrants was recorded in Prepaid Expenses and Other Current Assets and was amortized over the twelve-month life of the service contract, with the expense included in Selling, General and Administrative Expense in our Condensed Consolidated Statements of Operations.

The fair value of the Advisor Warrants at the issuance date of $121 was estimated utilizing the Black-Scholes valuation model with the following assumptions: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 87.5 percent, (iii) a risk-free interest rate of 1.33 percent, and (iv) an expected warrant term of 5 years.

Information about warrants outstanding during the three months ended March 31, 2018 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2018	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

Note 8 — Litigation

We have multiple intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. for infringing four of our US patents, marking it the second time a federal jury has found Apple liable for infringing our patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed our patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe our patents. The post-trial hearing was held on May 25, 2016 in the United States Court for the Eastern District of Texas, Texarkana Division. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases (Case No. 6:10-cv-417, Docket No. 878 (“Apple I case”); Case No. 6:12-cv-855, Docket No. 220 (“Apple II case”)), ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II case will be retried after Apple I case. Events and developments subsequent to the order from the court are described to support Apple I and Apple II matters.

VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”)

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra USA. Inc. (“Aastra”), Apple, Cisco Systems, Inc. (“Cisco”), and NEC Corporation (“NEC”) in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant and try only the case against Apple on the scheduled trial date. The jury trial of our case against Cisco was held on March 4, 2013. The jury in our case against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents were denied and the case against Cisco was closed.

Index
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

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning our litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple’s motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case.

On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II case will be retried after Apple I case. The jury trial in the Apple I case was held on September 26, 2016. On September 30, 2016, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, in the Apple I case awarded us $302.4 million in a verdict against Apple for infringing four of our patents.

The verdict includes royalties awarded to us, for unresolved issues in the Apple I case, remanded back from the USCAFC, related to (1) damages owed to us for infringement by Apple’s original VPN-on-Demand (VOD) and (2) the alleged infringement by Apple’s original FaceTime product, under the new claim construction of “secure communication link” pertaining to the ‘504 and ‘211 patents by the USCAFC, and the damages associated with that infringement. The hearing on all post-trial motions was held on November 22, 2016.

On September 29, 2017, the United States District Court for the Eastern District of Texas, Tyler Division, entered Final Judgement and issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior $302.4 million jury verdict for us in the Apple I case.

In that September 29, 2017, order, the Court denied all of Apple’s post-trial motions including motion for judgment as a matter of law of non-infringement, motion for judgment as a matter of law on damages, motion for a new trial on infringement, and motion for a new trial on damages. The Court granted all our post-trial motions including motion for willful infringement and enhanced the royalty rate during the willfulness period by 50 percent, from $1.20 to $1.80 per device, awarding us, enhanced damages in the amount of $41.3 million against Apple thereby, granting us a total sum of $343.7 million in pre-interest damages. The Court also awarded costs, certain attorneys’ fees, and prejudgment interest to us, and directed the parties to meet and confer regarding these amounts. On October 13, 2017, having met and conferred and having reached agreements on all amounts, parties jointly filed a motion asking the Court to grant us an additional sum in the amount of $96 million in agreed Bill of Costs, Attorneys’ Fees, and Prejudgment Interest. The Final Judgement is only subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit. The total Final Judgement amount including Jury Verdict, Willful Infringement, Interest, Costs and Attorney Fees is $439.7 million.

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On November 6, 2012, we filed a complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5 th Generation, iPad 4 th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of the Apple I case. The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after the Apple I case.

Index
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

On January 5, 2018, Apple filed a Petition for Writ of Mandamus with the USCAFC requesting the court to stay the upcoming limited retrial of the Apple II pending the USCAFC’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On February 22, 2018, the USCAFC issued its order denying Apple’s Petition for Writ of Mandamus. The jury trial in Apple II case took place in the United States Court for the Eastern District of Texas, Tyler Division on April 2, 2018 per the district court’s order. On April 12, 2018, a federal jury, in the case Apple II, awarded us $502.6 million in a verdict against Apple for infringing four of our patents. The same jury also found that Apple had willfully infringed all the patents in the case.  The verdict covers issues of infringement by Apple’s redesigned VOD (VPN on Demand) in iOS 7 to iOS 11, the redesigned FaceTime in iOS 7 to iOS 11 and OS X 10.9 and later. We are awaiting the order from the court regarding the final post-trial briefing schedule. (see Note 2 - Subsequent events)

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

On January 5, 2018, Apple filed a motion requesting a stay of the briefing schedule in this appeal pending this court’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On January 24, 2018, USCAFC denied Apple’s motion requesting a stay of the briefing schedule and ordered Apple to file its opening brief no later than March 19, 2018. We filed our response on April 4, 2018. On April 11, 2018, USCAFC in an order designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel. Apple’s response to our response in this case is due on May 14, 2018.

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

Index
VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810 and IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870 and IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals were consolidated.  On March 16, 2018, the USCAFC affirmed the PTAB. We are currently evaluating our options in this case.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One, LLC v. Broadcom Corporation, No. 2015-1944. The stay was lifted on January 31, 2018, and briefing is now ongoing. On April 11, 2018, USCAFC in an order designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel.

VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. These appeals have been consolidated. The briefing in these appeals has been concluded; the oral arguments have not yet been scheduled. On April 11, 2018, USCAFC in an order designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel.

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

Currently, we are not a party to any other pending legal proceedings and are not aware of any proceeding threatened or contemplated against us by any governmental authority or other party.

Index
Note 9 — Effects of Adopting ASC Topic 606

The following tables summarize the effects of adopting this standard on our unaudited consolidated financial statements:

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2018 Pre-606	As of March 31, 2018 Effects of ASC Topic 606	As of March 31, 2018 (as reported)
ASSETS
Current assets:
Cash and cash equivalents	$5,544	$—	$5,544
Investments available for sale	583	—	583
Prepaid expenses and other current assets	870	—	870
Accounts receivables	6	—	6
Total current assets	7,003	—	7,003
Prepaid expenses, non-current	1,907	—	1,907
Property and equipment, net	1	—	1
Total assets	$8,911	$—	$8,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,745	$—	$3,745
Accounts payable related party	258	—	258
Accrued payroll and related expenses	201	—	201
Income tax liability	398	—	398
Deferred revenue, current portion	1,502	(1,500)	2
Total current liabilities	6,104	(1,500)	4,604

Deferred revenue, non-current portion	625	(625)	—
Other liabilities	140	—	140
Total liabilities	$6,869	$(2,125)	$4,744

Commitments and contingencies (Note 5)	—	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2018 and December 31, 2017, Issued and outstanding: 0 shares at March 31, 2018 and December 31, 2017	—	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at March 31, 2018 and December 31, 2017, Issued and outstanding: 60,823,667 shares and 59,051,978 shares, at March 31, 2018 and December 31, 2017, respectively	6	—	6
Additional paid-in capital	184,793	—	184,793
Accumulated deficit	(182,745)	2,125	(180,620)
Accumulated other comprehensive loss	(12)	—	(12)
Total stockholders’ equity	2,042	2,125	4,167
Total liabilities and stockholders’ equity	$8,911	$—	$8,911

Index
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2018 Pre-606	Three Months Ended Effects of ASC Topic 606	Three Months Ended March 31, 2018 (as reported)
Revenue	$381	$(375)	$6
Operating expense:
Research and development	1,005	—	1,005
Selling, general and administrative	6,609	—	6,609
Total operating expense	7,614	—	7,614
Loss from operations	(7,233)	(375)	(7,608)
Interest income, net	8	—	8
Loss before taxes	(7,225)	(375)	(7,600)
Provision for income taxes	(5)	—	(5)
Net loss	$(7,230)	$(375)	$(7,605)
Basic and diluted loss per share	$(0.12)	$—	$(0.13)
Weighted average shares outstanding basic and diluted	60,150	—	60,150

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31, 2018 Pre-606	Three Months Ended Effects of ASC Topic 606	Three Months Ended March 31, 2018 (as reported)
Net loss	$(7,230)	$(375)	$(7,605)
Other comprehensive (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	—	—
Change in unrealized gain (loss) on investments, net of tax	1	—	1
Total other comprehensive gain, net of tax	1	—	1
Comprehensive loss	$(7,229)	$(375)	$(7,604)

Index
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

Cash flows from operating activities:	Three Months Ended March 31, 2018 Pre-606	Three Months Ended Effects of ASC Topic 606	Three Months Ended March 31, 2018 (as reported)
Net loss	$(7,230)	$(375)	$(7,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	—	6
Stock-based compensation	887	—	887
Changes in assets and liabilities:
Accounts receivables	(6)	—	(6)
Prepaid expenses and other current assets	(279)	—	(279)
Prepaid expense – Non-current	82	—	82
Accounts payable	3,331	—	3,331
Related party payable	258	—	258
Accrued payroll and related expenses	(1,970)	—	(1,970)
Income tax liability	5	—	5
Deferred revenue	(373)	375	2
Net cash used in operating activities	(5,289)	—	(5,289)
Cash flows from investing activities:
Purchase of investments	(282)	—	(282)
Proceeds from sale or maturity of investments	1,154	—	1,154
Net cash provided by investing activities	872	—	872
Cash flows from financing activities:
Proceeds from sale of common stock	6,830	—	6,830
Payments of taxes on restricted stock units	(4)	—	(4)
Net cash provided by financing activities	6,826	—	6,826
Net increase (decrease) in cash and cash equivalents	2,409	—	2,409
Cash and cash equivalents, beginning of period	3,135	—	3,135
Cash and cash equivalents, end of period	$5,544	$—	$5,544

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and elsewhere in the Quarterly Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Company Overview

We are an Internet security software and technology company with patented technology for secure communications including 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 70 U.S. patents/patent applications and 115 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Index
We are actively recruiting best-of-breed partners in various vertical markets including, healthcare, finance, government, etc., to help us rapidly expand our enterprise customer base. A number of International Association of Certified ISAO (IACI) including, ISAO’s for Maritime & Ports, ISAO Credit Union ISAO, City of Chicago, ISAO Human Trafficking ISAO have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”). Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of approximately 185 total patents and pending applications, including 70 U.S. patents/patent applications and 115 foreign patents/validations/pending applications This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

We intend to continue using a primarily outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). This ASU was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers.   In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018 we adopted the standard which resulted in an approximate $2,500 decrease in accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet. (see Note 9 - Effect of adopting ASC Topic 606)

Results of Operation

Three Months Ended March 31, 2018
Compared with Three Months Ended March 31, 2017
(in thousands, except per share amounts)

Revenue

For the three months ended March 31, 2018 and 2017 we recognized revenue of $6 and $375, respectively. Revenue for 2018 is from sales of our GABRIEL Connection Technology. For 2017 we recognized $375, from non-refundable up-front fees earned during the period. In August 2013, we began receiving annual payments on a contract which totaled $10,000 over the 4-year period. Revenues from these fees were deferred and recognized as revenue was earned in accordance with our revenue recognition policy, but not in advance of collection.  The decline in revenue was the result of the adoption of new accounting standards in 2018.

Research and Development Expenses

Our research and development expenses increased by $191 to $1,005 for the three months ended March 31, 2018, from $814 for the three months ended March 31, 2017. This increase was primarily due to increase in wages and health insurance costs for our employees, as well as an increase in stock based compensation expense for 2018.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $3,142 to $6,609 for the three months ended March 31, 2018, from $3,467 for the three months ended March 31, 2017. The increase is primarily due to an increase in legal fees of $2,946 associated with our current patent infringement actions.

Other Income and Expenses

Interest income decreased by $9 to $8 for the three months ended March 31, 2018, from $17 for the comparable 2017 period.

Liquidity and Capital Resources

As of March 31, 2018, our cash and cash equivalents totaled approximately $5,544 and our short-term investments totaled approximately $583, compared to cash and cash equivalents of approximately $3,135 and short-term investments of approximately $1,453 at December 31, 2017, respectively. Working capital was $2,400 at March 31, 2018, and $697 at December 31, 2017. The increase in cash and investments during the three months ended March 31, 2018 was primarily attributed to proceeds from the sale of stock during the period.

Index
We expect that our cash and cash equivalents and short-term investments as of March 31, 2018, as well as our ability to receive cash from sales of common shares under the ATM and the Universal Shelf Registration Statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration Statement and ATM Offering

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC (“Cowen”) on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million.  On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement (“Amended Agreement”) with Cowen whereby the maximum aggregate value of the Company’s common stock (“Shares”) we may offer and sell, from time to time, was increased from $35,000,000 to $50,000,000. The Company intends to use the proceeds of this offering for Gabriel product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

We expect to use proceeds from this offering for general corporate purposes, which may include GABRIEL product development and marketing, working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

Index
 Income Taxes

We had income tax expense of $5 and $5 for the three months ended March 31, 2018 and 2017, respectively, as a result of minimum tax payments. During the three-month period ended March 31, 2018 and 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $4,796 and $1,786 for the three months ended March 31, 2018 and 2017, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2018. The valuation allowance carried against our net deferred tax assets was approximately $39,000 and $34,000 at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, we have federal and state net operating loss carry-forwards of approximately $94,000 and $108,000, respectively, expiring beginning in 2027 and 2028, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. We adopted the new standard effective January 1, 2018 under the modified retrospective method.  Under the modified retrospective method, we recognized deferred revenue of $2.5 million through retained earnings.  The tax provision is prepared based on the assumption that the Company will file accounting method change form 3115 with 2018 tax return to reflect the adoption of Topic 606.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2018, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of March 31, 2018.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2018.

Index
The purpose of this evaluation was to determine whether as of March 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have multiple intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division, and United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED)

On March 30, 2015, the United States Court for the Eastern District of Texas, Tyler Division, issued an order finding substantial overlap between the remanded portions of the Civil Action Case 6:10-CV-00417-LED (VirnetX vs. Cisco et. al.), and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. The jury trial in this case was held on January 25, 2016. On February 4, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded us $625.6 million in a verdict against Apple Inc. for infringing four of our U.S. patents, marking it the second time a federal jury has found Apple liable for infringing our patented technology. The verdict includes royalties awarded to us based on an earlier patent infringement finding (Case 6:10-CV-00417-LED) against Apple. The jury found that Apple’s modified VPN On-Demand, iMessage and FaceTime services infringed our patents and that Apple’s infringement was willful. In addition to determining the royalty owed by Apple for its prior infringement, this verdict also includes an award based on the jury’s finding that Apple’s modified VPN On Demand, iMessage and FaceTime services have continued to infringe our patents. The post-trial hearing was held on May 25, 2016 in the United States Court for the Eastern District of Texas, Texarkana Division. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases (Case No. 6:10-cv-417, Docket No. 878 (“Apple I case”); Case No. 6:12-cv-855, Docket No. 220 (“Apple II case”)), ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II case will be retried after Apple I case. Events and developments subsequent to the order from the court are described to support Apple I and Apple II matters.

VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”)

On August 11, 2010, we initiated a lawsuit by filing a complaint against Aastra USA. Inc. (“Aastra”), Apple, Cisco Systems, Inc. (“Cisco”), and NEC Corporation (“NEC”) in the United States District Court for the Eastern District of Texas, Tyler Division, pursuant to which we alleged that these parties infringe on certain of our patents. We sought damages and injunctive relief. Aastra and NEC agreed to sign license agreements with us and we agreed to drop all the accusations of infringement against them. At the pre-trial hearing, the judge decided to conduct separate jury trial for each defendant and try only the case against Apple on the scheduled trial date. The jury trial of our case against Cisco was held on March 4, 2013. The jury in our case against Cisco came back with a verdict of non-infringement also determined that all our patents-in-suit patents are not invalid. Our motions for a new trial and Cisco’s infringement of certain VirnetX patents were denied and the case against Cisco was closed.

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

On July 3, 2013, Apple filed an appeal of the judgment dated February 27, 2013 and order dated June 4, 2013 denying Apple’s motion to alter or amend the judgment to the USCAFC. On September 16, 2014, USCAFC issued their opinion, affirming the jury’s finding that all 4 of our patents are valid, confirming the jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and confirming the district’s court’s decision to allow evidence concerning our licenses and royalty rates in connection with the determination of damages. In its opinion, the USCAFC also vacated the jury’s damages award and the district court’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime –for further proceedings consistent with its opinion. On October 16, 2014, we filed a petition with the USCAFC, requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision concerning our litigation against Apple Inc. On December 16, 2014, USCAFC denied our petition requesting a rehearing and rehearing en banc of the Federal Circuit’s September 14, 2014, decision and remanded the case back to the Eastern District of Texas, Tyler Division, for further proceedings consistent with its opinion. On February 25, 2015, USCAFC granted Apple’s motions to lift stay of proceedings and vacate Case 6:13-CV-00211-LED. On March 30, 2015, the court issued an order finding substantial overlap between the remanded portions of this case and the ongoing Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.). The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case.

Index
On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II case will be retried after Apple I case. The jury trial in the Apple I case was held on September 26, 2016. On September 30, 2016, a Jury in the United States Court for the Eastern District of Texas, Tyler Division, in the Apple I case,  awarded us $302.4 million in a verdict against Apple for infringing four of our patents.

The verdict includes royalties awarded to us, for unresolved issues in the Apple I case, remanded back from the USCAFC, related to (1) damages owed to us for infringement by Apple’s original VPN-on-Demand (VOD) and (2) the alleged infringement by Apple’s original FaceTime product, under the new claim construction of “secure communication link” pertaining to the ‘504 and ‘211 patents by the USCAFC, and the damages associated with that infringement. The hearing on all the post-trial motions was held on November 22, 2016.

On September 29, 2017, the United States District Court for the Eastern District of Texas, Tyler Division, entered Final Judgement and issued its Memorandum Opinion and Order regarding post-trial motions resulting from the prior $302.4 million jury verdict for us in the Apple I case.

In that September 29, 2017, order the Court denied all of Apple’s post-trial motions including motion for judgment as a matter of law of non-infringement, motion for judgment as a matter of law on damages, motion for a new trial on infringement, and motion for a new trial on damages. The Court granted all our post-trial motions including motion for willful infringement and enhanced the royalty rate during the willfulness period by 50 percent, from $1.20 to $1.80 per device, awarding us, enhanced damages in the amount of $41.3 million against Apple thereby, granting us a total sum of $343.7 million in pre-interest damages. The Court also awarded costs, certain attorneys’ fees, and prejudgment interest to us, and directed the parties to meet and confer regarding these amounts. On October 13, 2017, having met and conferred and having reached agreements on all amounts, parties jointly filed a motion asking the Court to grant us an additional sum in the amount of $96 million in agreed Bill of Costs, Attorneys’ Fees, and Prejudgment Interest. The Final Judgement is only subject to appeal stemming from new issues unresolved in the Apple I case, remanded back from the United States Court of Appeals for the Federal Circuit. The total Final Judgement amount including Jury Verdict, Willful Infringement, Interest, Costs and Attorney Fees is $439.7 million.

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On November 6, 2012, we filed a complaint against Apple in the United States District Court for the Eastern District of Texas, Tyler Division for willfully infringing four of our patents, U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151, and seeking both an unspecified amount of damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5 th Generation, iPad 4 th Generation, iPad mini, and the latest Macintosh computers. Due to their release dates, these products were not included in the previous lawsuit that concluded with a Jury verdict on November 6, 2012 that was subsequently upheld by the United States District Court for the Eastern District of Texas, Tyler Division, on February 26, 2013. On July 1, 2013, we filed a consolidated and amended complaint to include U.S. Patent No. 8,051,181 and consolidate Civil Action No. 6:11-cv-00563-LED. On August 27, 2013, we filed an amended complaint including allegations of willful infringement related to U.S. Patent No. 8,504,697 seeking both damages and injunctive relief. The Markman hearing in this case was held on May 20, 2014 and on August 8, 2014, issued its Markman Order, denying Apple’s motion for summary judgment of indefiniteness, in which Apple alleged that some of the disputed claims terms in the patents asserted by us were invalid for indefiniteness. In a separate order, the court granted in part and denied in part our motion for partial summary judgment on Apple’s invalidity counterclaims, precluding Apple from asserting invalidity as a defense against infringement of the claims that were tried before a jury in our prior litigation against Apple (VirnetX vs. Cisco et. al., Case 6:10-CV-00417-LED). The jury trial in this case was scheduled for October 13, 2015. On March 30, 2015, the court issued an order finding substantial overlap between this case and the remanded portions of the Apple I case. The court consolidated the two civil actions under Civil Action Case 6:12-CV-00855-LED (VirnetX Inc. v. Apple, Inc.) and designated it as the lead case. On July 29, 2016, the court issued a new order, vacating its previous orders consolidating the cases Apple I case and Apple II case, ordering that the two cases be retried separately, and setting the retrial date for Apple I case with jury selection to begin on September 26, 2016. The court also ordered that the issue of willfulness in both cases is bifurcated and that the Apple II will be retried after the Apple I case.

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

Index
On January 5, 2018, Apple filed a Petition for Writ of Mandamus with the USCAFC requesting the court to stay the upcoming limited retrial of the Apple II pending the USCAFC’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On February 22, 2018, the USCAFC issued its order denying Apple’s Petition for Writ of Mandamus. The jury trial in Apple II case took place in the United States Court for the Eastern District of Texas, Tyler Division on April 2, 2018 per the district court’s order. On April 12, 2018, a federal jury, in the case Apple II, awarded us $502.6 million in a verdict against Apple for infringing four of our patents. The same jury also found that Apple had willfully infringed all the patents in the case.  The verdict covers issues of infringement by Apple’s redesigned VOD (VPN on Demand) in iOS 7 to iOS 11, the redesigned FaceTime in iOS 7 to iOS 11 and OS X 10.9 and later. We are awaiting the order from the court regarding the final post-trial briefing schedule. (see Note 2 - Subsequent events)

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

On January 5, 2018, Apple filed a motion requesting a stay of the briefing schedule in this appeal pending this court’s decision in related consolidated appeal VirnetX Inc. v. Apple Inc., Cases 2017-1591. On January 24, 2018, USCAFC denied Apple’s motion requesting a stay of the briefing schedule and ordered Apple to file its opening brief no later than March 19, 2018. We filed our response on April 4, 2018. On April 11, 2018, USCAFC in an order designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel. Apple’s response to our response in this case is due on May 14, 2018.

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

VirnetX Inc. v. Apple, Inc. (Case 17-1131)

On October 31, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-00810 and IPR2015-00812, on November 9, 2016 for IPR2015-00811, and on November 28, 2016 for IPR2015-00866, IPR2015-00868, IPR2015-00870 and IPR2015-00871 involving our U.S. Patent Nos.8,868,705, 8,850,009, 8,458,341, 8,516,131, and 8,560,705. These appeals were consolidated.  On March 16, 2018, the USCAFC affirmed the PTAB. We are currently evaluating our options in this case.

VirnetX Inc. v. The Mangrove Partners (Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. On April 27, 2017, the USCAFC stayed these appeals pending the USCAFC’s en banc decision in Wi-Fi One, LLC v. Broadcom Corporation, No. 2015-1944. The stay was lifted on January 31, 2018, and briefing is now ongoing. On April 11, 2018, USCAFC in an order designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel.

Index
VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. These appeals have been consolidated. The briefing in these appeals has been concluded; the oral arguments have not yet been scheduled. On April 11, 2018, USCAFC in an order designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel.

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

Currently, we are not a party to any other pending legal proceedings and are not aware of any proceeding threatened or contemplated against us by any governmental authority or other party.

ITEM 1A — RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks and uncertainties described below in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making any investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

Risks Related to Our Business and Our Financial Reporting

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterparties to our litigation include large, well-financed companies with substantially greater resources than us. Patent litigation is risky and the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

We may need to raise additional capital to support our business growth, and this capital will be dilutive, may cause our stock price to drop or may not be available on acceptable terms, if at all.

We may need to raise additional capital, which may not be available to us when needed or may not be available on terms acceptable to us, to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances, including sales under our ATM or our universal shelf registration statement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our ATM or our Universal Shelf Registration Statement, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the future success of our ATM offering or any other offering. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, we could experience increased future payment obligations and a need to comply with restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

Index
We have terminated our revenue sharing and licensing arrangement with PITA and we cannot be sure any of our potential alternative strategies in Japan, or elsewhere, will be successful.

As previously disclosed in our public filings, the PITA Agreements terminated in March 2018. PITA may dispute the effectiveness of that termination and litigation, which may be expensive and distracting to management, may ensue. Although we intend to pursue alternative strategies in our expansion efforts in Japan and other countries, including potential partnerships, joint ventures and other arrangements with third parties, we cannot be sure these efforts will be successful or be favorable to us.

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

We believe our patents are valid, enforceable and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business. Similar challenges could also prevent us from obtaining additional patents in the future. Additionally, several of our patents are currently, and other patents may in the future be, subject to United States Patent and Trademark Office (“USPTO”) post-grant inter partes review proceedings (“IPR”) which may result in all or part of these patents being invalidated, or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs may result in losses, exhaustion of financial resources, reduction in our ability to enforce our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in enforcing our intellectual property rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-Over-Internet Protocol (VoIP”) services are not currently subject to all the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP. For further example, the use of the Internet and private Internet Protocol (“IP”) networks for communication is largely unregulated within the United States, but may become regulated in the future; Additionally, several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•
New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has recently modified some tests used by the USPTO in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the United States recently enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents;

•	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO;

•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer; and

•	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

Intellectual property is the subject of intense scrutiny by the courts, legislatures and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies may implement new legislation, regulations or rulings that impact the patent enforcement process, or the rights of patent holders and such changes could negatively affect licensing efforts and/or litigations. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

Index
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

Index
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

We currently generate revenue from a limited number of customers that have entered Settlement and License Agreements. Although our GABRIEL Collaboration Suite™ is currently generating limited revenue, it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

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

Index
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

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2017, and March 31, 2018, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.10 and $8.25 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to the following:

•	Price and volume fluctuations in the overall stock market from time to time;

•	Volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	Changes in operating performance and stock market valuations of other companies generally, or those in our industry;

Index
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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2018, we had outstanding options to purchase an aggregate of 5,808,066 shares of common stock representing approximately 9% of our total shares outstanding of which 3,368,513 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Index
The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $28.6 million for the year ended December 31, 2016, a net loss of $17.3 million for the year ended December 31, 2017, and a net loss of $7.6 million for the three months ended March 31, 2018, with an accumulated deficit of $181 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of March 31, 2018, our executive officers and directors beneficially owned approximately 14.7% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

These and other provisions in our amended and restated certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

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

Date: May 10, 2018