Form 10-Q
period 2018-06-30
VirnetX Holding Corp
filed 2018-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 6, 2018, was 62,622,325.

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

AMONG OTHERS, THE FORWARD LOOKING STATEMENTS THAT APPEAR IN THIS QUARTERLY REPORT THAT MAY NOT OCCUR INCLUDE STATEMENTS THAT:

•
WE HAVE BEEN AWARDED DAMAGES IN THE AMOUNT OF $439.7 MILLION IN THE “APPLE I” LITIGATION. WE HAVE ALSO RECEIVED A JURY VERDICT IN THE AMOUNT OF $502.6 MILLION IN DAMAGES IN THE “APPLE II” LITIGATION AND WE HAVE REQUESTED THAT THE DAMAGES IN APPLE II LITIGATION BE ENHANCED DUE TO APPLE’S WILLFUL INFRINGEMENT. TAKEN TOGETHER, THESE STATEMENTS MAY IMPLY THAT WE MAY SOON RECEIVE OVER $900 MILLION IN CASH.  HOWEVER, (1) APPLE HAS APPEALED THE AWARDS IN BOTH OF THE APPLE I AND APPLE II LITIGATIONS AND THE COURT’S OR JURY’S DECISIONS MAY BE REVERSED OR AMENDED UPON APPEAL, (2) THE COURT MAY NOT AWARD US ENHANCED DAMAGES IN THE APPLE II LITIGATION, OR (3) WE MAY BE UNSUCCESSFUL IN OUR APPEAL OF CERTAIN ACTIONS BY THE PATENT TRIAL AND APPEALS BOARD THAT HAVE BEEN INITIATED BY APPLE OR OTHER PARTIES -- IF ANY OF THESE OCCUR, THEY MAY HAVE THE AFFECT OF THWARTING ENTIRELY, OR REDUCING AND DELAYING PAYMENTS TO US.  THE CONTINUATION OF THESE LITIGATIONS IS DISTRACTING TO OUR MANAGEMENT AND EXPENSIVE, AND THIS DISTRACTION AND EXPENSE MAY CONTINUE.

•
WE HAVE UNDERTAKEN ACTIVITIES TO COMMERCIALIZE OUR PRODUCTS AND PATENT PORTFOLIO IN AND OUTSIDE THE UNITED STATES.  THESE STATEMENTS MAY IMPLY THAT THE WORLDWIDE MARKET FOR OUR COMMERCIALIZED PRODUCTS IS LARGE AND WILL RESULT IN SIGNIFICANT FUTURE REVENUES FOR US.  HOWEVER, COMMERCIALIZATION OF PRODUCTS SUCH AS OURS ARE SUBJECT TO SIGNIFICANT OBSTACLES AND RISKS, INCLUDING BUT NOT LIMITED TO A PERCEPTION BY SOME POTENTIAL PARTNERS AND CUSTOMERS THAT THEY SHOULD AWAIT THE OUTCOME OF THE APPLE I AND APPLE II LITIGATIONS BEFORE ENTERING OR CONSIDERING TO ENTER ANY AGREEMENT WITH US, AND THAT OR OTHER FACTORS MAY LEAD US TO BE UNSUCCESSFUL IN OBTAINING FURTHER LICENSING AGREEMENTS OR MAKING ARRANGEMENTS OR ENTERING CONTRACTS WHICH CREATE SIGNIFICANT FUTURE REVENUES FOR US.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,968	$3,135
Accounts receivables	2	—
Investments available for sale	724	1,453
Prepaid expenses and other current assets	864	591
Total current assets	5,558	5,179

Prepaid expenses, non-current	1,796	1,989
Property and equipment, net	17	7
Total assets	$7,371	$7,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$2,966	$414
Accrued payroll and related expenses	219	2,175
Income tax liability	399	393
Deferred revenue, current portion	—	1,500
Total current liabilities	3,584	4,482

Deferred revenue, non-current portion	—	1,000
Other liabilities	140	140
Total liabilities	3,724	5,622

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:

Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2018 and December 31, 2017, Issued and outstanding: 0 shares at June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share: Authorized: 100,000,000 shares at June 30, 2018 and December 31, 2017, Issued and outstanding: 62,292,808 shares and 59,051,978 shares, at June 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	190,724	177,076
Accumulated deficit	(187,070)	(175,516)
Accumulated other comprehensive loss	(13)	(13)
Total stockholders’ equity	3,647	1,553

Total liabilities and stockholders’ equity	$7,371	$7,175

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$16	$396	$22	$771
Operating expense:
Research and development	1,186	957	2,191	1,873
Selling, general and administrative	5,292	3,250	11,901	6,615
Total operating expense	6,478	4,207	14,092	8,488
Loss from operations	(6,462)	(3,811)	(14,070)	(7,717)
Interest income, net	12	13	20	31
Loss before taxes	(6,450)	(3,798)	(14,050)	(7,686)
Provision for income tax	—	—	(5)	(5)
Net loss	$(6,450)	$(3,798)	$(14,055)	$(7,691)
Basic and diluted loss per share	$(0.10)	$(0.07)	$(0.23)	$(0.13)
Weighted average shares outstanding basic and diluted	61,532	58,195	60,835	58,170

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(6,450)	$(3,798)	$(14,055)	$(7,691)
Other comprehensive income (loss):
Change in equity adjustment from foreign currency translation, net of tax	—	—	—	(1)
Change in unrealized gain on investments, net of tax	(1)	—	—	(4)
Total other comprehensive income gain (loss)	(1)	—	—	(5)
Comprehensive loss	$(6,451)	$(3,798)	$(14,055)	$(7,696)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(14,055)	$(7,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	15
Stock-based compensation	2,008	1,715
Changes in assets and liabilities:
Prepaid expenses and other assets	(80)	(13)
Accounts payable and accrued liabilities	2,552	(1,362)
Accrued payroll and related expenses	(1,923)	(1,303)
Accounts receivables	(2)	—
Income tax liability	6	(1)
Deferred revenue	—	(750)
Net cash used in operating activities	(11,484)	(9,390)
Cash flows from investing activities:
Purchase of investments	(924)	(756)
Proceeds from sale or maturity of investments	1,635	5,760
Net cash provided by investing activities	711	5,004
Cash flows from financing activities:
Proceeds from sale of common stock	11,639	—
Payments of taxes on restricted stock units	(33)	(29)
Net cash provided by (used in) financing activities	11,606	(29)
Net change in cash and cash equivalents	833	(4,415)
Cash and cash equivalents, beginning of period	3,135	6,627
Cash and cash equivalents, end of period	$3,968	$2,212

Non-cash transactions
Deferred revenue reclassified to retained earnings – ASC 606 adoption	$2,500	$—

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

Note 2 —  Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2018, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018.

Use of Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in our accounting estimates are reasonably likely to occur. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, at the time they are made, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Index
Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported operating expenses, operating income or net income for any of the periods presented.

Revenue Recognition

Most of our revenue historically has been derived from licensing and royalty fees from contracts with customers which often spanned several years. We account for revenue in accordance with Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers “Topic 606”, which we adopted on January 1, 2018 using the modified-retrospective method (see Note 8 – Effects of Adopting ASU Topic 606).  Prior to January 1, 2018 we recognized revenue in accordance with previous guidance as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer in accordance with Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete and our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology.

Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements revenue is recognized over time, generally over the life of the servicing contract.

Deferred revenue

From 2013 to 2016, we received contractual payments totaling $10,000. In accordance with our revenue recognition policy, we deferred and then recognized revenue over the life of the contract, but not ahead of collection. We recognized $375 and $750 of revenue, related to this contract during the three and six months ended June 30, 2017. On January 1, 2018, we adopted Topic 606 and applied the modification retrospective approach as discussed above.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the six months ended June 30, 2018 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Prepaid Expenses

Prepaid expenses at June 30, 2018 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses, non-current on the condensed consolidated balance sheet.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2018, and December 31, 2017.

	June 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$2,056	$-	$-	$2,056	$2,056	$-

Level 1:
Mutual funds	1,087	-	-	1,087	1,087	-
U.S. government securities	80	-	-	80	-	80
U.S. agency securities	1,468	1	-	1,469	825	644
	2,635	1	-	2,636	1,912	724
Total	$4,691	$1	$-	$4,692	$3,968	$724

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,972	$—	$—	$1,972	$1,972	$—

Level 1:
Mutual funds	616	—	—	616	616
U.S. agency securities	2,001	—	(1)	2,000	547	1,453
	2,617	—	(1)	2,616	1,163	1,453
Total	$4,589	$—	$(1)	$4,588	$3,135	$1,453

New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2018-07, Compensation—Stock Compensation (“Topic 718”)—Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted.  We adopted the ASU effective June 30, 2018, which had no material impact on our financial position or statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”). The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Index
In February 2016, FASB issued ASU No. 2016-02, Leases (“Topic 842”). Topic 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”). As amended, Topic 606 supersedes prior revenue recognition requirements including most industry-specific revenue recognition guidance. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018 we adopted this standard which resulted in a $2,500 decrease in accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet (see Note 8 — Effects of Adopting ASU Topic 606).

Note 3 - Income Taxes

We had income tax expense of $0 and $5 for the three and six-months ended June 30, 2018 and 2017, respectively, as a result of minimum tax payments. During the three and six-month period ended June 30, 2018 and 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $7,400 and $3,747 for the six months ended June 30, 2018 and 2017, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at June 30, 2018. The valuation allowance carried against our net deferred tax assets was approximately $41,000 and $34,000 at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, we have federal and state net operating loss carryforwards of approximately $103,000 and $117,000, respectively, expiring beginning in 2027 and 2028, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. We adopted the new standard effective January 1, 2018 under the modified retrospective method.  Under the modified retrospective method, we recognized deferred revenue of $2,500 through retained earnings.  The tax provision is prepared based on the assumption that the Company will file accounting method change form 3115 with 2018 tax return to reflect the adoption of Topic 606.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of June 30, 2018, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2019. We recognize rent expense on a straight-line basis over the term of the lease.

We lease the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $75 and $683 compared to $213 and $472 in rental fees and reimbursements to the LLC during the three and six months ended June 30, 2018 and 2017, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. We entered into a 12-month non-exclusive lease with LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or LLC with 30 days’ notice. The lease renews on an annual basis unless terminated by the lessor or lessee. Neither party has exercised their termination rights.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. In May 2017, the Board approved an amendment and restatement of the Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved of the Plan Amendment at the 2017 Annual Meeting of Stockholders held on June 1, 2017. The Plan provides for grants of 16,624,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023.  As of June 30, 2018, 1,780,315 shares remained available for grant under the Plan.

Index
During the three months ended June 30, 2018, we granted options for a total of 336,000 shares with a weighted average grant date fair value of $2.31 per options. During the three months ended June 30, 2017, we granted options totaling 331,000 shares with a weighted average grant date fair value of $2.72.

During the six months ended June 30, 2018, we granted options for a total of 1,006,000 shares. The weighted average fair value at the grant dates for options issued during the six months ended June 30, 2018 was $2.52 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2018 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 85 percent (iii) a risk-free interest rate of 2.65 percent and (iv) and expected option term of 6 years.

During the six months ended June 30, 2017, we granted options for a total of 356,000 shares with a weighted average grant date fair value of $2.65. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2017 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 84 percent (iii) a risk-free interest rate average of 1.94 percent and (iv) an expected option term of 6 years.

During the three months ended June 30, 2018 and 2017, we granted 223,997 and 220,664 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the three months ended June 30, 2018 and 2017 were $3.19 and $3.83 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the three months ended June 30, 2018 and 2017, we paid $33 and $29 in withholding taxes on shares issued upon conversion of RSUs. The underlying shares were canceled. These amounts are reflected as financing costs in the accompanying statement of cash flows.

During the six months ended June 30, 2018 and 2017, we granted 243,997 and 220,664 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the six months ended June 30, 2018 and 2017 were $3.28 and $3.83 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the six months ended June 30, 2018 and 2017, we paid $33 and $29 in withholding taxes on shares issued upon conversion of RSUs. The underlying shares were canceled. These amounts are reflected as financing costs in the accompanying statement of cash flows.

Stock-based compensation expense included in general and administrative expense was $467 and $855 and in research and development expense was $655 and $1,154 for the three and six months ended June 30, 2018, respectively, and $442 and $834 for general and administrative and $440 and $881 for research and development for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $7,160 and $2,001, respectively, which will be amortized over an estimated weighted average period of approximately 3.08 and 2.72 years, respectively.

During the six-month period ended June 30, 2018 we issued 168,219 new shares of common stock as a result of vesting RSUs. No shares of common stock were issued as a result of stock options exercised during the period.

Note 6 — Equity

Common Stock

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100,000 of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC (“Cowen”) on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35,000. On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement (“Amended Agreement”) with Cowen whereby the maximum aggregate value of the Company’s common stock (“Shares”) we may offer and sell, from time to time, was increased from $35,000 to $50,000. We intend to use the proceeds of this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

During the six months ended June 30, 2018, we sold 3,072,610 shares under the ATM. The average sales price per common share was $3.91 and the aggregate proceeds from the sales totaled $12,000 during the period. Sales commissions, fees and other costs associated with the ATM totaled $360.

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

Information about warrants outstanding during the three months ended June 30, 2018 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2018	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

Index
Note 7 — Litigation

We have multiple intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division (“USDC”), and United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”)

On August 11, 2010, we filed a complaint against Aastra USA. Inc. (“Aastra”), Apple Inc. (“Apple”), Cisco Systems, Inc. (“Cisco”), and NEC Corporation (“NEC”) in the USDC in which we alleged that these parties infringe on certain of our patents (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The cases against each defendant were separated by the judge. Aastra and NEC agreed to sign license agreements with us and we dropped all accusations of infringement against them. A jury in USDC decided that our patents were not invalid and rendered a verdict of non-infringement by Cisco on March 4, 2013. Our motion for a new Cisco trial was denied and the case against Cisco was closed.

On November 6, 2012, a jury in the USDC awarded us over $368,000 for Apple’s infringement of four of our patents, plus daily interest up to the final judgment.

Apple filed an appeal of the judgment to the USCAFC. On September 16, 2014, USCAFC affirmed the USDC jury’s finding that all four of our patents at issue are valid and confirmed the USDC jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and the USDC’s decision to allow evidence about our license and royalty rates regarding the determination of damages. However, the USCAFC vacated the USDC jury’s damages award and some of the USDC’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime back to the USDC for further proceedings.

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC, awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgement, denied all of Apple’s post-trial motions, granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgement was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees and interest).

On October 27, 2017 Apple filed its notice of appeal of this final judgement to the USCAFC. Apple filed its opening brief on March 19, 2018. We filed our response on April 4, 2018. On April 11, 2018, USCAFC designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel. Events and developments after this order are described below under VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On April 12, 2018, an USDC jury awarded us $502,600 in this case. The same jury in the second part of the case determined that Apple had willfully infringed all the patents in the case, which per the jury instructions is reserved for only the most egregious behavior, such as where the infringement is malicious, deliberate, consciously wrongful, or done in bad faith. The verdict covers issues of infringement by products that were allegedly changed after the Apple I trial including, Apple’s redesigned VOD (VPN on Demand) in iOS 7 to iOS 11, the redesigned FaceTime in iOS 7 to iOS 11 and OS X 10.9 and later. This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. We are currently awaiting the courts’ ruling on these motions and the final judgment.

VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”)

On April 11, 2018, the USCAFC in an order designated following appeals as companion cases and assigned to the same merits panel;

•	VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. These appeals have been consolidated into a single case.

•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. These appeals have been consolidated into a single case

Index
The written briefing in all these USCAFC cases have been concluded; the oral arguments have not yet been scheduled.

VirnetX Inc. v. Apple Inc. (Case 17-2490)

On August 23, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696. The briefing in these appeals has been concluded; the oral arguments have not yet been scheduled.

VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed with the USCAFC, appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the USPTO indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

One or more potential intellectual property infringement claims may also be available to us against certain other companies who have the resources to defend against any such claims. Although we believe these potential claims are likely valid, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we could prevail on such potential claims if we made them. In addition, bringing a lawsuit may lead to potential counterclaims which may distract our management and our other resources, including capital resources, from efforts to successfully commercialize our products.

Currently, we are not a party to any other pending legal proceedings and are not aware of any proceeding threatened or contemplated against us.

Index
Note 8 — Effects of Adopting ASU Topic 606

The following tables summarize the effects of adopting this standard on our unaudited condensed consolidated financial statements:

Balance Sheet Highlights	Reported As of December 31, 2017	Effects of Adopting Topic 606	As of January 1, 2018
Current liabilities:
Deferred revenue, current portion	$1,500	$(1,500)	$—
Total current liabilities	$4,482	$(1,500)	$2,982

Deferred revenue, non-current portion	1,000	(1,000)	—
Other liabilities	140	—	140
Total Liabilities	$5,622	$(2,500)	$3,122
Accumulated deficit	$(175,516)	$2,500	$(173,016)
Total Stockholder’s Equity	$1,553	$2,500	$4,053

	As of June 30, 2018 Pre-Topic 606	Effects of Adopting Topic 606	As of June 30, 2018 (as reported)

Deferred revenue, current portion	$1,500	$(1,500)	$—
Total current liabilities	$5,084	$(1,500)	$3,584

Deferred revenue, non-current portion	250	(250)	—
Other liabilities	140	—	140
Total liabilities	$5,474	$(1,750)	$3,724
Accumulated deficit	(188,820)	1,750	(187,070)
Total stockholders’ equity	$1,897	$1,750	$3,647

Income Statement Highlights	Six Months Ended June 30, 2018 Pre-Topic 606	Six Months Ended June 30, 2018 Effects of Adopting Topic 606	Six Months Ended June 30, 2018 (as reported)
Revenue	$772	$(750)	$22
Loss from operations	(13,320)	(750)	(14,070)
Interest income, net	20	—	20
Loss before taxes	(13,300)	(750)	(14,050)
Provision for income taxes	(5)	—	(5)
Net loss	$(13,305)	$(750)	$(14,055)

	Three Months Ended June 30, 2018 Pre-Topic 606	Three Months Ended June 30, 2018 Effects of Adopting Topic 606	Three Months Ended June 30, 2018 (as reported)
Revenue	$391	$(375)	$16
Loss from operations	(6,087)	(375)	(6,462)
Interest income, net	12	—	12
Loss before taxes	(6,075)	(375)	(6,450)
Net loss	$(6,075)	$(375)	$(6,450)

Index
Cash Flow Statement Highlights	Six Months Ended June 30, 2018 Pre- Topic 606	Six Months Ended June 30, 2018 Effects of Adopting Topic 606	Six Months Ended June 30, 2018 (as reported)
Net loss	$(13,305)	$(750)	$(14,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	(750)	750	—
Net cash used in operating activities	(11,484)	—	(11,484)

Note 9 — Subsequent Events

Between July 1, 2018 and August 6, 2018, we sold 297,652 shares of common stock under the ATM program. The average sales price per common share sold was $3.48 and the aggregate proceeds from the sales totaled $1,036. Sales commissions, fees and other costs associated with the ATM transactions totaled $31.

On July 8, 2018 we issued 31,865 new shares of common stock as a result of vesting RSUs.

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

Index
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

New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation—Stock Compensation (“Topic 718”)—Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. We adopted the ASU effective June 30, 2018, which had no material impact on our financial position or statement of operations.

Index
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”). The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2016, FASB issued ASU No. 2016-02, Leases (“Topic 842”). Topic 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”). As amended, Topic 606 supersedes prior revenue recognition requirements in including most industry-specific revenue and recognition guidance. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018 we adopted this standard which resulted in a $2,500 decrease in accumulated deficit and a $2,500 decrease in deferred revenue in our condensed consolidated balance sheet (see Item 1 – Condensed Consolidated Financial Statements).

Index
Results of Operations

Three and Six Months Ended June 30, 2018
Compared with Three and Six Months Ended June 30, 2017
(in thousands, except per share amounts)

Revenue

We had revenues of $16 and $22 for the three and six months ended June 30, 2018, respectively, and revenues of $396 and $771 for the three and six months ended June 30, 2017, respectively.

Revenue for 2018 is from sales of our GABRIEL Connection Technology from non-refundable up-front fees earned during the period. Revenues for the three and six months ended June 30, 2017 included recognized revenue of $375 and $750, respectively, from non-refundable up-front fees earned during the period. In August 2013, we began receiving annual payments on a contract which totaled $10,000 over the 4-year period. Revenues from these fees were deferred and recognized as revenue was earned in accordance with our revenue recognition policy, but not in advance of collection.  The decline in revenue was the result of the adoption of new accounting standards in 2018.

Research and Development Expenses

Research and development expenses were $1,186 and $957 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $229 due primarily to an increase in staff expense. Research and development expenses were $2,191 and $1,873 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $318 due primarily to an increase in staff expense. Certain prior period amounts of stock based compensation were reclassified out of selling, general and administrative expenses and into research and development to conform with current year presentation. These reclassifications had no impact on operating expenses for any period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended June 30, 2018 compared to June 30, 2017 increased by $2,042 to $5,292. The change is primarily due to an increase in legal fees associated with our patent infringement litigation. For the six months ended June 30, 2018 our selling, general and administrative expenses increased by $5,286 to $11,901 compared to the six months ended June 30, 2017.  The change was primarily due to a $5,165 increase in legal fees associated with our patent infringement actions. We expect to incur the same levels or increased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

Interest income decreased by $1 to $12 for the three months ended June 30, 2018, from $13 for the comparable 2017 period, and decreased by $11 to $20 for the six months ended June 30, 2018 from $31 for the six months ended June 30, 2017.

Net loss

Net loss for the three months ended June 30, 2018 and June 30, 2017 was $6,450 and $3,798, respectively. Net loss for the six months ended June 30, 2018 and June 30, 2017 was $14,055 and $7,691, respectively. The changes are primarily due to increases in legal fees associated with our patent infringement actions which are reported in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2018, our cash and cash equivalents totaled approximately $3,968 and our short-term investments totaled approximately $724, compared to cash and cash equivalents of approximately $3,135 and short-term investments of approximately $1,453 at December 31, 2017. Working capital was $1,974 at June 30, 2018, and $697 at December 31, 2017. The increase in cash and investments during the six months ended June 30, 2018 was primarily attributed to proceeds from our universal shelf registration statement and ATM offering during the period.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2018, as well as our ability to obtain cash from sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index
Universal Shelf Registration Statement and ATM Offering

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission enabling us to offer and sell from time to time up to $100,000 of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”) equity offering sales agreement with Cowen & Company, LLC (“Cowen”) on August 20, 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35,000.  On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement (“Amended Agreement”) with Cowen whereby the maximum aggregate value of the Company’s common stock (“Shares”) we may offer and sell, from time to time, was increased from $35,000 to $50,000. We intend to use the proceeds of this offering for Gabriel product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

On July 30, 2018 we filed a $100,000 replacement registration statement on SEC Form S-3, which will replace our current S-3 registration statement discussed above and expires on September 2, 2018. We have used approximately 40% of our existing and effective S-3 registration. The replacement registration statement will allow us to offer securities after the existing S-3 expires.

During the six months ended June 30, 2018, we sold 3,072,610 shares under the ATM. The average sales price per common share was $3.91 and the aggregate proceeds from the sales totaled $12,000 during the period. Sales commissions, fees and other costs associated with the ATM totaled $360.

We expect to use proceeds from this offering for general corporate purposes, which may include GABRIEL product development and marketing, working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

Income Taxes

We had income tax expense of $0 and $5 for the three and six-months ended June 30, 2018 and 2017, respectively, as a result of minimum tax payments. During the three and six-month period ended June 30, 2018 and 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $7,400 and $3,747 for the six months ended June 30, 2018 and 2017, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at June 30, 2018. The valuation allowance carried against our net deferred tax assets was approximately $41,000 and $34,000 at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, we have federal and state net operating loss carryforwards of approximately $103,000 and $117,000, respectively, expiring beginning in 2027 and 2028, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. We adopted the new standard effective January 1, 2018 under the modified retrospective method.  Under the modified retrospective method, we recognized deferred revenue of $2,500 through retained earnings.  The tax provision is prepared based on the assumption that the Company will file accounting method change form 3115 with 2018 tax return to reflect the adoption of Topic 606.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of June 30, 2018, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of June 30, 2018.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our condensed consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2018.

The purpose of this evaluation was to determine whether as of June 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have multiple intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division (“USDC”), and United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”)

On August 11, 2010, we filed a complaint against Aastra USA. Inc. (“Aastra”), Apple Inc. (“Apple”), Cisco Systems, Inc. (“Cisco”), and NEC Corporation (“NEC”) the USDC in which we alleged that these parties infringe on certain of our patents (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The cases against each defendant were separated by the judge. Aastra and NEC agreed to sign license agreements with us and we dropped all accusations of infringement against them. A jury in USDC decided that our patents were not invalid and rendered a verdict of non-infringement by Cisco on March 4, 2013. Our motion for a new Cisco trial was denied and the case against Cisco was closed.

On November 6, 2012, a jury the USDC awarded us over $368,000 for Apple’s infringement of four of our patents, plus daily interest up to the final judgment.

Apple filed an appeal of the judgment to the USCAFC. On September 16, 2014, USCAFC affirmed the USDC jury’s finding that all four of our patents at issue are valid and confirmed the USDC jury’s finding of infringement of VPN on Demand under many of the asserted claims of our ‘135 and ‘151 patents, and the USDC’s decision to allow evidence about our license and royalty rates regarding the determination of damages. However, the USCAFC vacated the USDC jury’s damages award and some of the USDC’s claim construction with respect to parts of our ‘504 and ‘211 patents and remanded the damages award and determination of infringement with respect to FaceTime back to the USDC for further proceedings.

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC, awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgement, denied all of Apple’s post-trial motions, granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgement was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees and interest).

On October 27, 2017 Apple filed its notice of appeal of this final judgement to the USCAFC. Apple filed its opening brief on March 19, 2018. We filed our response on April 4, 2018. On April 11, 2018, USCAFC designated Cases 18-1197-CB, Case 17-1368 and Case 17-1591 as companion cases and assigned to the same merits panel. Events and developments after this order are described below under VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On April 12, 2018, an USDC jury awarded us $502,600 in this case. The same jury in the second part of the case determined that Apple had willfully infringed all the patents in the case, which per the jury instructions is reserved for only the most egregious behavior, such as where the infringement is malicious, deliberate, consciously wrongful, or done in bad faith. The verdict covers issues of infringement by products that were allegedly changed after the Apple I trial including, Apple’s redesigned VOD (VPN on Demand) in iOS 7 to iOS 11, the redesigned FaceTime in iOS 7 to iOS 11 and OS X 10.9 and later. This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. We are currently awaiting the courts’ ruling on these motions and the final judgment.

VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”)

On April 11, 2018, the USCAFC in an order designated following appeals as companion cases and assigned to the same merits panel;

•	VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. These appeals have been consolidated into a single case.

•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

Index
•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. These appeals have been consolidated into a single case

The written briefing in all these USCAFC cases have been concluded; the oral arguments have not yet been scheduled.

VirnetX Inc. v. Apple Inc. (Case 17-2490)

On August 23, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696. The briefing in these appeals has been concluded; the oral arguments have not yet been scheduled.

VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed with the USCAFC, appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the USPTO indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

One or more potential intellectual property infringement claims may also be available to us against certain other companies who have the resources to defend against any such claims. Although we believe these potential claims are likely valid, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we could prevail on such potential claims if we made them. In addition, bringing a lawsuit may lead to potential counterclaims which may distract our management and our other resources, including capital resources, from efforts to successfully commercialize our products.

Currently, we are not a party to any other pending legal proceedings and are not aware of any proceeding threatened or contemplated against us.

Index
ITEM 1A — RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks and uncertainties described below in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making any investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

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

Index
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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. We are in the process of reviewing the obligations imposed on us for achieving GDPR compliance and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue and product sales in the United Kingdom, a Data Protection Bill that substantially implements the GDPR also became law in May 2018. Additionally, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Index
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

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2017, and June 30, 2018, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.20 and $8.25 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2018, we had outstanding options to purchase an aggregate of 6,042,316 shares of common stock representing approximately 10% of our total shares outstanding of which 3,503,260 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $28.6 million for the year ended December 31, 2016, a net loss of $17.3 million for the year ended December 31, 2017, and a net loss of $14 million for the six months ended June 30, 2018, with an accumulated deficit of $187 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of June 30, 2018, our executive officers and directors beneficially owned approximately 14.7% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

VIRNETX HOLDING CORPORATION

	By:	/s/ Kendall Larsen
		Name	Kendall Larsen

		Title	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard H. Nance
		Name	Richard H. Nance

		Title	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2018

Index
EXHIBIT INDEX

Exhibit Number	Description
31.1**	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.

**	Filed herewith.

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