Form 10-Q
period 2018-09-30
VirnetX Holding Corp
filed 2018-11-08
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of the Registrant’s Common Stock as of November 6, 2018, was 66,762,618.

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

Among others, the forward-looking statements appearing in this quarterly report which may not occur include statements that:

•
We have been awarded damages in the amount of $439.7 million in the VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”) litigation and $595.9 million in the VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”) litigation. Taken together, these statements may imply that we may soon receive over $1,000 million in cash.  However, (1) Apple has appealed the awards in both of the Apple I and Apple II litigations and the court’s or jury’s decisions may be reversed or amended upon appeal, (2) the court may not award us enhanced damages in the Apple II litigation, or (3) we may be unsuccessful in our appeal of certain actions by the patent trial and appeals board that have been initiated by Apple or other parties -- if any of these occur, they may have the effect of thwarting entirely, or reducing and delaying payments to us.  The continuation of these litigations is distracting to our management and expensive, and this distraction and expense may continue.

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States.  These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenues for us.  However, commercialization of products such as ours are subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple I and Apple II litigations before entering or considering to enter any agreement with us, and these or other factors may lead us to be unsuccessful in obtaining further licensing agreements or making arrangements or entering contracts which create significant future revenues for us.

Except as required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$11,396	$3,135
Accounts receivables	4	—
Investments available for sale	645	1,453
Prepaid expenses and other current assets	791	591
Total current assets	12,836	5,179

Prepaid expenses, non-current	1,700	1,989
Property and equipment, net	13	7
Total assets	$14,549	$7,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$396	$414
Accrued payroll and related expenses	251	2,175
Income tax liability	398	393
Deferred revenue, current portion	—	1,500
Total current liabilities	1,045	4,482

Deferred revenue, non-current portion	—	1,000
Other liabilities	140	140
Total liabilities	1,185	5,622

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:

Preferred stock, par value $0.0001 per share. Authorized: 10,000,000 shares at September 30, 2018 and December 31, 2017, Issued and outstanding: 0 shares at September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share. Authorized: 100,000,000 shares at September 30, 2018 and December 31, 2017, Issued and outstanding: 66,376,184 shares and 59,051,978 shares, at September 30, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	205,375	177,076
Accumulated deficit	(192,004)	(175,516)
Accumulated other comprehensive loss	(14)	(13)
Total stockholders’ equity	13,364	1,553

Total liabilities and stockholders’ equity	$14,549	$7,175

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$7	$375	$28	$1,146
Operating expense:
Research and development	932	783	3,123	2,656
Selling, general and administrative expenses	4,023	3,154	15,923	9,770
Total operating expense	4,955	3,937	19,046	12,426
Loss from operations	(4,948)	(3,562)	(19,018)	(11,280)
Interest and other income, net	14	9	34	40
Loss before taxes	(4,934)	(3,553)	(18,984)	(11,240)
Income tax benefit (expense)	—	1	(5)	(4)
Net loss	$(4,934)	$(3,552)	$(18,989)	$(11,244)
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.31)	$(0.19)
Weighted average shares outstanding basic and diluted	63,385	58,306	61,691	58,216

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(4,934)	$(3,552)	$(18,989)	$(11,244)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	(1)	—	(1)	—
Change in unrealized gain (loss) on investments, net of tax	—	3	—	(2)
	(1)	3	(1)	(2)
Comprehensive loss	$(4,935)	$(3,549)	$(18,990)	$(11,246)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(18,989)	$(11,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	21
Stock-based compensation	3,026	2,780
Changes in assets and liabilities:
Prepaid expenses and other assets	89	184
Accounts payable and accrued liabilities	(18)	(1,004)
Accrued payroll and related expenses	(1,882)	(1,270)
Accounts receivable	(4)	—
Other current liabilities	—	140
Income tax liability	5	(2)
Deferred revenue	—	(1,125)
Net cash used in operating activities	(17,759)	(11,520)
Cash flows from investing activities:
Purchase of investments	(1,430)	(756)
Proceeds from sale or maturity of investments	2,219	7,338
Net cash provided by investing activities	789	6,582
Cash flows from financing activities:
Proceeds from sale of common stock	25,273	—
Payments of taxes on cashless exercise of restricted stock units	(42)	(42)
Net cash provided by (used in) financing activities	25,231	(42)
Net increase (decrease) in cash and cash equivalents	8,261	(4,980)
Cash and cash equivalents, beginning of period	3,135	6,627
Cash and cash equivalents, end of period	$11,396	$1,647
Non-cash transactions
Deferred revenue reclassified to retained earnings – ASC 606 adoption	$2,500	$—

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2018, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018.

Use of Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in our accounting estimates are reasonably likely to occur. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and assumptions that we believe are reasonable under the circumstances, at the time they are made, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

Revenue Recognition

Most of our revenue historically has been derived from licensing and royalty fees from contracts with customers which often spanned several years. Topic 606, defined below, establishes principles for recognizing revenue upon the transfer of goods or services to customers based on the expected consideration to be received for those goods or services. Under the new guidance, revenue is recognized when, or as, each performance obligation is satisfied.  Prior to January 1, 2018 we recognized revenue in accordance with previous guidance as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete and patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology.

Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements revenue is recognized over time, generally over the life of the servicing contract.

Deferred revenue

From 2013 to 2016, we received contractual payments totaling $10,000. In accordance with our revenue recognition policy, we recognized revenue over the life of the contract, but not ahead of collection. We recognized $375 and $1,125 of revenue related to this contract during the three and nine months ended September 30, 2017. On January 1, 2018, we adopted Topic 606 and applied the modified retrospective approach as discussed below.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation.  During the nine months ended September 30, 2018 we had funds which were uninsured.   We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Prepaid Expenses

Prepaid expenses at September 30, 2018 and December 31, 2017 include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. From inception, the prepayment totaling $4,000 is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid expenses, non-current on the condensed consolidated balance sheet.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of September 30, 2018, and December 31, 2017.

	September 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$9,393	$—	$—	$9,393	$9,393	$—

Level 1:
Mutual funds	1,081	—	—	1,081	1,081	—
U.S. government securities	171	—	—	171	—	171
U.S. agency securities	1,396	—	—	1,396	922	474
	2,648	—	—	2,648	2,003	645
Total	$12,041	$—	$—	$12,041	$11,396	$645

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,972	$—	$—	$1,972	$1,972	$—

Level 1:
Mutual funds	616	—	—	616	616	—
U.S. agency securities	2,001	—	(1)	2,000	547	1,453
	2,617	—	(1)	2,616	1,163	1,453
Total	$4,589	$—	$(1)	$4,588	$3,135	$1,453

New Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13—Fair Value Measurement (“Topic 820”).  The Board is issuing the amendments in this Update to improve the effectiveness of fair value measurement disclosures. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits.  The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  We are evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”). The purpose of Topic 326 is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Topic 326 is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Index
In February 2016, FASB issued ASU No. 2016-02, Leases (“Topic 842”). Topic 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We have evaluated this ASU and believe this guidance will not have a material impact on our financial position and statement of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”). As amended, Topic 606 supersedes prior revenue recognition requirements including most industry-specific revenue recognition guidance. On January 1, 2018 we adopted this standard using the modified retrospective method which resulted in a $2,500 decrease in accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet (see Note 8 — Effects of Adopting ASU Topic 606).

Note 3 - Income Taxes

We had income tax expense of $0 and $5 for the three and nine months ended September 30, 2018 respectively, as a result of minimum tax payments. We had $1 income tax benefit for the three months ended September 30, 2017 and $4 of income tax expense for the nine months ended September 30, 2017. During the three and nine-month periods ended September 30, 2018 and 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $8,867 and $5,152 for the nine-months ended September 30, 2018 and 2017, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at September 30, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at September 30, 2018. The valuation allowance carried against our net deferred tax assets was approximately $43,000 and $34,000 at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, we have federal and state net operating loss carryforwards of approximately $107,300 and $121,000, respectively, expiring beginning in 2027 and 2028, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of September 30, 2018, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2019. We recognize rent expense on a straight-line basis over the term of the lease.

We entered into a service contract with K2 Investment Fund LLC (“LLC”) for the use of an aircraft, as needed, for our employees’ business travel. We pay only for the Company’s business usage of the aircraft and have no right to purchase. We incurred approximately $579 and $1,262 compared to $218 and $690 in fees and reimbursements to the LLC during the three and nine months ended September 30, 2018 and 2017, respectively. Our Chief Executive Officer and Chief Administrative Officer are the managing partners who control the equity interests of the LLC as well as the usage and ownership of the aircraft. Our service contract is a 12-month non-exclusive contract with LLC at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either party with 30 days’ notice. The contract has an annual renewal option unless terminated.  Neither party has exercised their termination rights.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. In May 2017, the Board approved an amendment and restatement of the Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved of the Plan Amendment at the 2017 Annual Meeting of Stockholders held on June 1, 2017. The Plan provides for grants of 16,624,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023.  As of September 30, 2018, 1,710,565 shares remained available for grant under the Plan.

Index
During the three months ended September 30, 2018, we granted options for a total of 85,000 shares with a weighted average grant date fair value of $3.16 per option. During the three months ended September 30, 2017, we granted options totaling 1,257,500 shares with a weighted average grant date fair value of $3.01 per option.

During the nine months ended September 30, 2018, we granted options for a total of 1,091,000 shares. The weighted average fair value at the grant dates for options issued during the nine months ended September 30, 2018 was $2.58 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2018 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 84 percent (iii) a risk-free interest rate of 2.73 percent and (iv) and expected option term of 6 years.

During the nine months ended September 30, 2017, we granted options for a total of 1,613,500 shares with a weighted average grant date fair value of $2.93. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2017 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 85 percent (iii) a risk-free interest rate of 1.93 percent and (iv) an expected option term of 6 years.

During the three months ended September 30, 2018 and 2017, we granted no RSUs.

During the nine months ended September 30, 2018 and 2017, we granted 243,997 and 220,664 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the nine months ended September 30, 2018 and 2017 were $3.26 and $3.83 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the nine months ended September 30, 2018 and 2017, we paid $42 and $42, respectively, in withholding taxes on shares issued upon conversion of RSUs. The underlying shares were canceled. These amounts are reflected as financing costs in the accompanying statement of cash flows.

Selling, general and administrative expense for the three and nine months ended September 30, 2018 included stock-based compensation expense of $592 and $1,447, respectively. Research and development expense also included stock-based compensation expense of $425 and $1,580 for the three and nine months ended September 30, 2018, respectively. Selling, general and administrative expense for the three and nine months ended September 30, 2017 included stock-based compensation expense of $762 and $1,596, respectively. Research and development expense also included stock-based compensation expense for the three and nine months ended September 30, 2017 of $302 and $1,183, respectively.

As of September 30, 2018, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $6,692 and $1,721, respectively, which will be amortized over an estimated weighted average period of approximately 2.86 and 2.63 years, respectively.

During the nine-month period ended September 30, 2018 we issued 200,085 new shares of common stock as a result of vesting RSUs. No shares of common stock were issued as a result of stock options exercised during the period.

Note 6 — Equity

Common Stock

On August 21, 2015, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) that enabled us to offer and sell from time to time up to $100,000 of equity, debt or other types of securities until its expiration on September 2, 2018. We also entered into an at-the-market equity offering sales agreement (“ATM”) with Cowen & Company, LLC (“Cowen”) on August 20, 2015, under which we could offer and sell shares of our common stock having an aggregate value of up to $35,000. On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement with Cowen whereby the maximum aggregate value of the Company’s common stock we could offer and sell, from time to time, was increased from $35,000 to $50,000.

On July 30, 2018 we filed a $100,000 replacement universal shelf registration statement on SEC Form S-3. This replacement registration statement was declared effective by the SEC on August 16, 2018. We also entered a new ATM with Cowen on August 31, 2018, under which we could offer and sell shares of our common stock having an aggregate value of up to $50,000.

We intend to use the ATM proceeds for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

During the nine months ended September 30, 2018, we sold 4,062,100 shares under the now expired 2015 ATM. The average sales price per common share was $3.77 and the aggregate proceeds from the sales totaled $15,295 during the period. Sales commissions, fees and other costs associated with the ATM totaled $459.

During the nine months ended September 30, 2018, we sold 3,062,021 shares under the 2018 replacement ATM. The average sales price per common share was $3.50 and the aggregate proceeds from the sales totaled $10,709 during the period. Sales commissions, fees and other costs associated with the ATM totaled $271.

Index
Warrants

In 2015 we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expire in April 2020. Information about warrants outstanding during the nine months ended September 30, 2018 follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at September 30, 2018	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

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

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgement, denied all of Apple’s post-trial motions, granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgement was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees and interest).

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

Index
VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On April 12, 2018, an USDC jury awarded us $502,600 in this case. The same jury in the second part of the case determined that Apple had willfully infringed all the patents in the case, which per the jury instructions is reserved for only the most egregious behavior, such as where the infringement is malicious, deliberate, consciously wrongful, or done in bad faith. The verdict covers issues of infringement by products that were allegedly changed after the Apple I trial including, Apple’s redesigned VOD (VPN on Demand) in iOS 7 to iOS 11, the redesigned FaceTime in iOS 7 to iOS 11 and OS X 10.9 and later. This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4 th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX’s motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. We are currently waiting for Apple to file their opening appeal brief.

VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”)

On April 11, 2018, the USCAFC in an order designated the following appeals as companion cases and assigned to the same merits panel;

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

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504.  These appeals have been consolidated into a single case.

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

VirnetX Inc. (Case 17-2593)

On September 22, 2017, we filed with the USCAFC, appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the United States Patent and Trademark Office ("USPTO") indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

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

Index
Note 8 — Effects of Adopting ASU Topic 606

The following tables summarize the effects of adopting this standard on our unaudited condensed consolidated financial statements:

BALANCE SHEET HIGHLIGHTS	Reported As of December 31, 2017	Effects of Adopting Topic 606	As of January 1, 2018
Current liabilities:
Deferred revenue, current portion	$1,500	$(1,500)	$—
Total current liabilities	$4,482	$(1,500)	$2,982

Deferred revenue, non-current portion	1,000	(1,000)	—
Total Liabilities	$5,622	$(2,500)	$3,122
Accumulated deficit	$(175,516)	$2,500	$(173,016)
Total Stockholder’s Equity	$1,553	$2,500	$4,053

BALANCE SHEET HIGHLIGHTS	As of September 30, 2018 Pre-Topic 606	Effects of Adopting Topic 606	As of September 30, 2018 (as reported)
Deferred revenue, current portion	$1,375	$(1,375)	$—
Total current liabilities	$2,420	$(1,375)	$1,045

Total liabilities	$2,560	$(1,375)	$1,185
Accumulated deficit	(193,374)	1,375	(192,004)
Total stockholders’ equity	$11,989	$1,375	$13,364

INCOME STATEMENT HIGHLIGHTS	Nine Months Ended September 30, 2018 Pre-Topic 606	Nine Months Ended September 30, 2018 Effects of Adopting Topic 606	Nine Months Ended September 30, 2018 (as reported)
Revenue	$1,153	$(1,125)	$28
Loss from operations	(17,893)	(1,125)	(19,018)
Loss before taxes	(17,859)	(1,125)	(18,984)
Net loss	$(17,864)	$(1,125)	$(18,989)
Basic and diluted loss per share	(0.29)	(0.02)	(0.31)
Weighted average shares outstanding basic and diluted	61,691	61,691	61,691

INCOME STATEMENT HIGHLIGHTS	Three Months Ended September 30, 2018 Pre-Topic 606	Three Months Ended September 30, 2018 Effects of Adopting Topic 606	Three Months Ended September 30, 2018 (as reported)
Revenue	$382	$(375)	$7
Loss from operations	(4,573)	(375)	(4,948)
Loss before taxes	(4,559)	(375)	(4,934)
Net loss	$(4,559)	$(375)	$(4,934)
Basic and diluted loss per share	(0.07)	(0.01)	(0.08)
Weighted average shares outstanding basic and diluted	63,385	63,385	63,385

The adoption of ASU Topic 606 had no impact on net cash used in operating activities.

Index
Note 9 — Subsequent Events

Between October 1, 2018 and November 6, 2018, we sold 386,434 shares of common stock under the ATM program. The average sales price per common share sold was $4.75 and the aggregate proceeds from the sales totaled $1,834. Sales commissions, fees and other costs associated with these ATM transactions totaled $55.

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

Our product GABRIEL Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our GABRIEL Collaboration Suite™ is a set of applications that run on top of our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. Over 80 small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

We are actively recruiting partners in various vertical markets including, healthcare, finance, government, etc., to help us rapidly expand our enterprise customer base. A number of International Association of Certified ISAO (IACI) including, ISAO’s for Maritime & Ports, ISAO Credit Union ISAO, City of Chicago, ISAO Human Trafficking ISAO have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks.

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

New Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13—Fair Value Measurement (“Topic 820”).  The Board is issuing the amendments in this Update to improve the effectiveness of fair value measurement disclosures. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits.  The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  We are evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”). The purpose of Topic 326 is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Topic 326 is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2016, FASB issued ASU No. 2016-02, Leases (“Topic 842”). Topic 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We have evaluated this ASU and believe this guidance will not have a material impact on our financial position and statement of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”). As amended, Topic 606 supersedes prior revenue recognition requirements in including most industry-specific revenue and recognition guidance. On January 1, 2018 we adopted this standard using the modified retrospective method which resulted in a $2,500 decrease in accumulated deficit and a $2,500 decrease in deferred revenue in our condensed consolidated balance sheet (see Item 1 – Condensed Consolidated Financial Statements).

Index
Results of Operations

Three and Nine Months Ended September 30, 2018
Compared with Three and Nine Months Ended September 30, 2017
(in thousands, except per share amounts)

Revenue

We had revenues of $7 and $28 for the three and nine months ended September 30, 2018, respectively, and revenues of $375 and $1,146 for the three and nine months ended September 30, 2017, respectively.

Revenue for 2018 is from sales of our GABRIEL Connection Technology from non-refundable up-front fees earned during the period. Revenues for the three and nine months ended September 30, 2017 included recognized revenue related to the August 2013 settlement of $375 and $1,125, respectively, from non-refundable up-front fees earned during the period. In August 2013, we began receiving annual payments on a contract which totaled $10,000 over the 4-year period. Revenues from these fees were deferred and recognized as revenue was earned in accordance with our revenue recognition policy, but not in advance of collection.  The decline in revenue for 2018 was the result of the adoption of new accounting standards in 2018.

Research and Development Expenses

Research and development expenses were $932 and $783 for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $149 due primarily to increased compensation to our product development team. Research and development expenses were $3,123 and $2,656 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $467 due primarily to increased compensation to our product development team. Certain prior period amounts of stock-based compensation were reclassified out of selling, general and administrative expenses and into research and development to conform with current year presentation. These reclassifications had no impact on operating expenses for any period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended September 30, 2018 compared to September 30, 2017 increased by $869 to $4,023. The change is primarily due to an increase in legal fees associated with our patent infringement litigation. For the nine months ended September 30, 2018 our selling, general and administrative expenses increased by $6,153 to $15,923 compared to the nine months ended September 30, 2017.  The change was primarily due to a $5,719 increase in legal fees associated with our patent infringement actions. We expect to incur the same levels or increased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

Interest income increased by $5 to $14 for the three months ended September 30, 2018, from $9 for the comparable 2017 period, and decreased by $6 to $34 for the nine months ended September 30, 2018 from $40 for the nine months ended September 30, 2017.

Net loss

Net loss for the three months ended September 30, 2018 and 2017 was $4,934 and $3,552, respectively. Net loss for the nine months ended September 30, 2018 and 2017 was $18,989 and $11,244, respectively. The changes are primarily due to increases in legal fees associated with our patent infringement actions which are reported in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2018, our cash and cash equivalents totaled approximately $11,396 and our short-term investments totaled approximately $645, compared to cash and cash equivalents of approximately $3,135 and short-term investments of approximately $1,453 at December 31, 2017. Working capital was $11,791 at September 30, 2018, and $697 at December 31, 2017. The increase in cash and investments during the nine months ended September 30, 2018 was primarily attributed to proceeds from the sale of our common stock during the period.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2018, as well as our ability to obtain cash from sales of securities under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index
Universal Shelf Registration Statement and ATM Offering

On August 21, 2015, we filed a universal shelf registration statement with the SEC that enabled us to offer and sell from time to time up to $100,000 of equity, debt or other types of securities until its expiration on September 2, 2018. We also entered into an ATM equity offering sales agreement with Cowen on August 20, 2015, under which we could offer and sell shares of our common stock having an aggregate value of up to $35,000. On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement with Cowen whereby the maximum aggregate value of the Company’s common stock we could offer and sell, from time to time, was increased from $35,000 to $50,000.

On July 30, 2018 we filed a $100,000 replacement universal shelf registration statement on SEC Form S-3. This replacement registration statement was declared effective by the SEC on August 16, 2018. We also entered a new ATM with Cowen on August 31, 2018, under which we could offer and sell shares of our common stock having an aggregate value of up to $50,000.

We intend to use the ATM proceeds for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

During the nine months ended September 30, 2018, we sold 4,062,100 shares under the now expired 2015 ATM. The average sales price per common share was $3.77 and the aggregate proceeds from the sales totaled $15,295 during the period. Sales commissions, fees and other costs associated with the ATM totaled $459.

During the nine months ended September 30, 2018, we sold 3,062,021 shares under the 2018 replacement ATM. The average sales price per common share was $3.50 and the aggregate proceeds from the sales totaled $10,709 during the period. Sales commissions, fees and other costs associated with the ATM totaled $271.

Income Taxes

We had income tax expense of $0 and $5 for the three and nine months ended September 30, 2018 respectively, as a result of minimum tax payments.  We had $1 income tax benefit for the three months ended September 30, 2017 and $4 of income tax expense for the nine months ended September 30, 2017. During the three and nine-month periods ended September 30, 2018 and 2017, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $8,867 and $5,152 for the nine-months ended September 30, 2018 and 2017, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at September 30, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at September 30, 2018. The valuation allowance carried against our net deferred tax assets was approximately $43,000 and $34,000 at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, we have federal and state net operating loss carryforwards of approximately $107,300 and $121,000, respectively, expiring beginning in 2027 and 2028, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of September 30, 2018, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of September 30, 2018.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our condensed consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2018.

The purpose of this evaluation was to determine whether as of September 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgement, denied all of Apple’s post-trial motions, granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgement was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees and interest).

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

On April 12, 2018, an USDC jury awarded us $502,600 in this case. The same jury in the second part of the case determined that Apple had willfully infringed all the patents in the case, which per the jury instructions is reserved for only the most egregious behavior, such as where the infringement is malicious, deliberate, consciously wrongful, or done in bad faith. The verdict covers issues of infringement by products that were allegedly changed after the Apple I trial including, Apple’s redesigned VOD (VPN on Demand) in iOS 7 to iOS 11, the redesigned FaceTime in iOS 7 to iOS 11 and OS X 10.9 and later. This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4 th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX’s motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. We are currently waiting for Apple to file their opening appeal brief.

VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”)

On April 11, 2018, the USCAFC in an order designated the following appeals as companion cases and assigned to the same merits panel;

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

Index
•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit.

•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504.  These appeals have been consolidated into a single case.

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

Risks Related to Our Business and Our Financial Reporting

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterparties to our litigation include large, well-financed companies with substantially greater resources than us. Patent litigation is risky, and the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

We may need to raise additional capital to support our business growth, and this capital may be dilutive, may cause our stock price to drop or may not be available on acceptable terms, if at all.

We may need to raise additional capital, which may not be available to us when needed or may not be available on terms acceptable to us, to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances, including sales under our ATM or our universal shelf registration statement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our ATM or our Universal Shelf Registration Statement, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the future success of our ATM offering or any other offering. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, we could experience increased future payment obligations and a need to comply with restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights policies. This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3 rd Generation Partnership Project (3GPP) Long Term Evolution (“LTE”), Systems Architecture Evolution (“SAE”) project. We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential, to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI Intellectual Property Rights policies. Our licensing declarations under the ATIS and ETSI Intellectual Property Rights policies may limit our flexibility in determining royalties and license terms for certain of our patents. Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

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

Our exposure to outside influences beyond our control, including new legislation, court rulings or actions by the USPTO, could adversely affect our licensing and enforcement activities and results of operations.

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

Index
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

We currently generate revenue from a limited number of customers that have entered Settlement and License Agreements. Although our GABRIEL Collaboration Suite™ is currently generating limited revenue, it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers, including but not limited to various current and prospective ISAO partners, or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

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

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between October1,2017, and September 30, 2018, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.20 and $8.25 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2018, we had outstanding options to purchase an aggregate of 6,112,066 shares of common stock representing approximately 9% of our total shares outstanding of which 3,725,216 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $28.6 million for the year ended December 31, 2016, a net loss of $17.3 million for the year ended December 31, 2017, and a net loss of $19 million for the nine months ended September 30, 2018, with an accumulated deficit of $192 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of September 30, 2018, our executive officers and directors beneficially owned approximately 14.7% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

VIRNETX HOLDING CORPORATION

	By:	/s/ Kendall Larsen
		Name	Kendall Larsen

		Title	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard H. Nance
		Name	Richard H. Nance

		Title	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2018

Index
EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Filed herewith.

**
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