Form 10-K
period 2018-12-31
VirnetX Holding Corp
filed 2019-03-18
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
Non-accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2018, was $189,351,416 based upon the closing price of the common shares of the Registrant on June 29, 2018. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

68,084,001 shares of Registrant’s Common Stock were outstanding as of March 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018 relating to the Registrant’s 2019 Annual Meeting of Stockholders.

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

Among others, the forward-looking statements appearing in this annual report that may not occur include statements that:

•	We have been awarded damages in the amount of $439.7 million in the VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”) litigation and $595.9 million in the VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”) litigation. Taken together, these statements may imply that we may soon receive over $1 billion in cash. Recently United States Court of Appeals for the Federal Circuit (“USCAFC”) issued a Rule 36 order affirming the District Court Judgment in the Apple I case. However, (1) Apple has appealed the awards in both of the Apple I and Apple II litigations and the court’s or jury’s decisions may be reversed or amended upon appeal, or (2) we may be unsuccessful in our appeal of certain actions by the patent trial and appeals board that have been initiated by Apple or other parties -- if any of these occur, they may have the effect of thwarting entirely, or reducing and delaying payments to us. The continuation of these litigations is distracting to our management and expensive, and this distraction and expense may continue.
•	We have undertaken activities to commercialize our products and patent portfolio in and outside the United States. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenues for us. However, commercialization of products such as ours are subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple I and Apple II litigations before entering or considering to enter any agreement with us, and that or other factors may lead us to be unsuccessful in obtaining further licensing agreements or making arrangements or entering contracts which create significant future revenues for us.

PART I

Item 1.	Business

The Company

We are an Internet security software and technology company with patented technology for secure communications including 5G and 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 70 U.S. patents/patent applications and 115 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product GABRIEL Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our GABRIEL Collaboration Suite™ is a set of applications that run on top of our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between user’s devices that have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/ . We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. Over 80 small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

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

We have executed a number of patent and technology licenses and intend to seek further licensees for our technology, including our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 5G and 4G/LTE Advanced.

We have submitted a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, Systems Architecture Evolution, or SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into deploying 5G and 4G/LTE Advanced devices and solutions.

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

We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 5G and 4G/LTE Advanced wireless networks and M2M communications in areas including Smart City, Connected Car and Connected Home. We also believe that all 5G and 4G/LTE Advanced mobile devices will require unique secure domain names and become part of a secure domain name registry.

We intend to continue to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 5G and 4G/LTE.

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

We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 5G and 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

Industry Overview

We believe that the rapid growth of mobile devices (smartphones/tablets/ultra-mobile PCs), with always-on network access, and need to socially interact with friends and family while maintaining a constant online presence has transformed the “Internet of Web 2.0” into the “The Internet of the People”. It has become an evolving, rich and complex medium used by individuals and businesses to conduct commerce, share information and engage in real-time communications including email, text messaging, IM, and voice and video calls. We believe the user demand for high speed broadband access along with the quality of experience wherever they are and whatever BYOD (bring your own device) they may be using; Mobility, IP video delivery, and the move to cloud have dramatically changed the way service providers deliver services. While wireline networks remain the primary mechanism for delivering premium and high bandwidth services, its growth has held steady compared to the growth of the mobile communications. The cost barrier to obtaining a mobile device with data access has disappeared allowing billions of people to have online access on fixed and mobile networks, and those users accessing social networking websites, using peer-to-peer, or P2P applications, and uploading live content over the internet, which in turn is downloaded by billions, has led to significant growth in packet traffic. Not only is traffic growing and changing in nature, its location of origin and timing has become completely unpredictable. There is a significant impact on the mobile signaling network, brought on by smartphone penetration and consumer use of “chatty” applications that conduct frequent network queries.

Before all the security issues related to the signaling protocols in 4G/Advanced LTE and other hybrid networks could be resolved, some service providers are forging ahead with early deployments of the emerging 5G standard. The researchers are increasingly worried that these existing vulnerabilities may get carried over into the 5G networks. Due to 5G’s high-speed bandwidth along with billions of connected IoT devices with suspected SIM vulnerabilities, an insecure 5G network sets the stage for increasingly widespread attacks with exponentially large number of available attack points. It’s not difficult to imagine a business using IoT sensors within a factory setting and getting shut down due to a DDoS attack.

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

Machine-to-Machine, or M2M, connected devices, or embedded systems; connected machines are fast becoming the eyes and ears of the enterprise. By adding sensors and networking technologies to the products they sell and the equipment they employ, companies are finding new ways to gather powerful insights and use new forms of data, thus creating a vast “internet of things”. This communication is made possible by a device (such as an intelligent sensor) that is attached to a machine to capture an event, such as such as temperature, location, consumption, heart rate, stress levels, light, movement, altitude and speed, that is relayed over a network delivering data to applications. The potential applications for this technology are numerous and as such include smart meters in energy and utilities (the “smart grid”), connected vehicles in automotive and logistics, heart monitors in healthcare, RFID tagged inventory in retail and manufacturing, and digital signage in media and communications to name a few. Another fast-growing application is in the wearable technology products namely, fitness and wellness, infotainment (information-based media content), healthcare and medical, and industrial and military. The fitness and wellness segment comprise products like smart clothing and smart sensors, activity monitors, sleep sensors and others, whereas the Infotainment sector consists of products like smart watches, heads-up displays, smart glasses and others. The products like continuous glucose monitor, drug delivery, monitors, wearable patches and others have been covered under healthcare and medical segment and products like hand worn terminals, augmented reality headsets and others have been mentioned under industrial and military segment. We believe that the large revenue potential for M2M services that has attracted the attention of carriers globally risks being thwarted by the growing security concerns in M2M applications. Porous security is exposing vulnerabilities in a large number of use-case scenarios, including Automobiles, energy management systems, telemedicine, and telemetry. While built-in security is a high priority in all other information and communication technologies, it is yet to be considered, even at a basic level, in most M2M applications. The rapid and successful adoption of M2M in automobiles, healthcare, industrial installations, and consumer homes may be jeopardized if communication security is not designed in to all M2M devices and applications. All these new devices will require a unique identity addressable by a secure domain name and all their communications, with application servers and other devices, completely secured automatically and on-demand. IP mobility services require an environment where wired and wireless phones work together with Internet Protocol to deliver services (voice, video, data and combinations thereof) uniformly across multiple access networks, including, among others, LTE, WiMAX, WiFi cellular and fixed.

Voice over LTE (“VoLTE”) technology is the foundation for communication services on any device over LTE, Wi-Fi and 5G. VoLTE is delivered via the IP Multimedia Subsystem (“IMS”) and enables operators to offer high-quality, simultaneous voice and LTE data services on smartphones and other devices. There are currently more than 1,000 VoLTE-enabled device models, supporting different regions and frequencies. Wi-Fi calling is built on the same core network systems as VoLTE and enables operators to extend their voice service to places with limited cellular coverage. Over 50 Wi-Fi calling networks have been launched in more than 30 countries (Source: GSMA March 2017).

Based on our estimates, using several market data sources, we believe that growth in 5G network subscriptions will start picking up in 2020 and forecast to reach 2.6 billion in 2025, equivalent to more than one in every five mobile connections. Worldwide LTE based subscriptions are expected to grow from 3.6 billion in 2018 to 5.9 billion by 2024. VoLTE is now available in more than 125 networks spanning across approximately 60 countries. Based on recent measurements in operator networks, the number of VoLTE subscriptions is now projected to grow from 1.4 million to 6.1 billion by the end of 2024, making up more than 90 percent of all LTE subscriptions globally. Mobile Data Traffic per device, including smartphone and tablets, is expected to increase from 13.5 Gigabytes per month in 2018 to over 29 Gigabytes per month in 2023. We believe in order to realize the full functionality of IP mobility, several challenges including security must be overcome. When users are mobile, connections and data need to cross multiple network boundaries, each of which poses a security threat. Wireless networks may be threatened or compromised by rogue users who enter through insecure wireless access points. We believe that providing authenticated access to the M2M networks and enterprise applications are important requirements and represent a significant market opportunity for our patented technology and secure domain names to provide users or machines fully authenticated secure access on a “zero-click” or “single-click” basis.

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

•	Secure chat. Allows users to quickly send and receive text, files and screen shots
•	Secure share. Allows users to grant coworkers read/write access to desired folders
•	Secure video/voice. Provides users ability to conduct audio and/or video conferencing securely with any other GABRIEL user
•	Secure mail. Allows users to send email and attachments directly from sender to recipient without requiring a centralized mail server
•	Secure sync/backup. Allows users to quickly push single files or automatically backup your files to one or multiple GABRIEL destinations

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

We have submitted a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We have also submitted a number of updates to our original declaration, identifying additional technical specifications that would also require a license to our U.S. and Foreign patents.

License and Service Offerings

We offer a diversified portfolio of license and service offerings focused on securing real-time communications over the Internet, including:

•	VirnetX technology licensing. Customers who want to develop their own implementation of the VirnetX code module for supporting secure domain names, or who want to use their own techniques that are covered by our patent portfolio for establishing secure communication links, could purchase a technology license. We anticipate that these licenses would typically include an initial license fee, as well as an ongoing royalty. We expect that these licenses will include a one-time delivery of GABRIEL software development kit including object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement of the techniques we have developed.
•	GABRIEL Connection Technology™ Software Development Kit or SDK. OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products could purchase an SDK license. The software development kit consists of object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. These tools are comprised of software for a secure domain name connection test server, a relay test server and a registration test server. We expect that customers would pay an up-front license fee to purchase an SDK license and a royalty fee for every product shipped with the embedded VirnetX code module.
•	Secure domain name registrar service. Customers, including service providers, telecommunication companies, ISPs, system integrators and OEMs could purchase a license to our secure domain name registrar service. We would provide the software suite and technology support to enable such customers to provision devices with secure domain names and facilitate secure connections between registered devices. This suite includes the following server software modules:
•	Registrar server software. We anticipate that our registrar server software would enable customers to operate as a secure domain name registrar that provisions devices with secure domain names. The registrar server software is designed to provide an interface for our customers to register new virtual private domains and sub-domain names. This server module must be enrolled with the VirnetX secure domain name master registry to obtain its credentials before functioning as an authorized registrar.
•	Connection server software. We anticipate that our connection server software would allow customers to provide connection services to enrolled devices. The connection services include registration of presence information for authenticated users and devices, presence information query request services, enforcement of policies and support for communication with peers behind firewalls.
•	Relay server software. We anticipate that our relay server software would allow customers to dynamically maintain connections and relay data to private IP addresses for network devices that reside behind firewalls.

Secure domain name registrar service customers will enter into a technology licensing and revenue sharing agreement with VirnetX whereby we will typically receive an up-front licensing fee for the secure domain name registrar technology, as well as ongoing annual royalties for each secure domain name issued by the customer.

•	Secure domain name master registry and connection service. As part of enabling the secure domain name registrar service, we expect that we will maintain and manage the secure domain name master registry. This service is expected to enroll all secure domain name registrar customers and generate the credentials required to function as an authorized registrar. It also is expected to provide connection services and universal name resolution, presence information and secure connections between authorized devices with secure domain names.
•	Technical support services. We intend to provide high-quality technical support services to licensees and customers for the rapid customization and deployment of GABRIEL Connection Technology™ in an individual customer’s products and services.

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

In 2019, we plan to continue working on a number of sales and marketing promotions, in the U.S. and Japan, to recruit more resellers and partners along with direct sales programs as we seek to extend out our customer base internationally.

We plan to directly market our Gabriel Secure Communication Platform™ and Gabriel Collaboration Suite™ products, domain name registry services to our service provider and system integrator customers. We market our Gabriel line of products directly to small and medium businesses using online marketing programs and tools. A number of International Association of Certified ISAO (IACI) including, ISAO’s for Maritime & Ports, ISAO Credit Union ISAO, City of Chicago ISAO and Human Trafficking ISAO have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks.

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

In 2017, we began to pursue opportunities to market our GABRIEL™ Collaboration Suite and other products in Japan. In 2017, we entered into an Amended and Restated Revenue Sharing Agreement (the “Revenue Sharing Agreement”) and an Amended and Restated Gabriel License Agreement (the “Gabriel License Agreement,” together with the Revenue Sharing Agreement, the “PITA Agreements”) with Public Intelligence Technology Associates (“PITA”) as well as a related engagement letter with Wirthlin, a Dentons Innovation Group Partnership, to facilitate our marketing efforts in Japan. However, since the execution of these agreements, these arrangements have not produced any meaningful results. The engagement letter terminated automatically on July 28, 2017. On March 16, 2018, we delivered a letter to PITA acknowledging the termination of the PITA Agreements but also notifying PITA that, though we consider the PITA Agreements effectively terminated, the letter also constituted a notice of termination pursuant to the relevant termination provisions of each PITA Agreement. More recently, we have begun to explore alternative strategies to pursue opportunities to work with other third parties in Japan, and elsewhere, using an approach that will seek to capitalize on these opportunities in part by placing more emphasis on the use of our own employees.

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

We currently own approximately 185 total patents and pending applications, including 70 U.S. patents/patent applications and 115 foreign patents/validations/pending applications. Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our U.S. patents is available on our website located at www.virnetx.com. Each patent is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

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

Key terms of these agreements are as follows:

•	Patent Assignment. Leidos, unconditionally and irrevocably conveyed, transferred, assigned and quitclaimed all its right, title and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent Office, including, without limitation, the right to sue for past infringement.
•	License to Leidos, Outside the Field of Use. Effective March 12, 2008, we granted to Leidos, a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, solely outside our field of use.
•	Compensation Obligations. As consideration for the assignment of the patents and for the rights we obtained from Leidos, as amended, we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. As of June 30, 2010, we met our maximum royalty payment requirement; however, Leidos is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX and the settlement of certain patent infringement claims of ours.

Government Regulation

The laws governing online secure communications remain largely unsettled, even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy, data protection and libel apply to online communications and media. Such legislation may interfere with the growth in use of online secure communications and decrease the acceptance of online secure communications as a viable solution, which could adversely affect our business.

Due to the Internet’s popularity and increasing use, new laws regulating secure communications may be adopted. These laws and regulations may cover, among other things, issues relating to privacy, data protection, pricing, taxation, telecommunications over the Internet, content, copyrights, distribution and quality of products and services. We intend to comply with all new laws and regulations as they are adopted.

The U.S. government has controlled the authoritative domain name system, or DNS, root server since the inception of the Internet. On July 1, 1997, the President of the United States directed the U.S. Secretary of Commerce to privatize the management of the domain name system in a manner that increases competition and facilitates international participation in its management.

On September 29, 2006, the U.S. Department of Commerce extended its delegation of authority by entering into a new agreement with the Internet Corporation for Assigned Names and Numbers, or ICANN, a California non-profit corporation headquartered in Marina Del Rey, California. ICANN is responsible for managing the accreditation of registry providers and registrars that manage the assignment of top-level domain names associated with the authoritative DNS root directory. Although it is possible to create and manage other DNS root directories privately without accreditation from ICANN, the possibility of conflicting name and number assignments makes it less likely that users would widely adopt a top-level domain name associated with an alternative DNS root directory provided by a non-ICANN-accredited registry service.

Employees

As of December 31, 2018, we had 21 full and part-time employees.

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

In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The Internet address of the SEC’s Internet site is http://www.sec.gov

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks and uncertainties described below in addition to the other information set forth in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making any investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

Risks Related to Our Business and Our Financial Reporting:

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigations. We believe that these litigations and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterparties to our litigation include large, well-financed companies with substantially greater resources than us. Patent litigation is risky, and the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

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

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues will depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive minimal revenue from licensing activities and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed. Factors that may affect our ability to execute our current business strategy include, but are not limited to, the following:

•	Although to date we have entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships, or if we are successful in entering into such relationships, the acquisition of them may be expensive, and they, as well as our existing settlement and our existing and pending license agreements may not generate the financial results we expect;
•	Third parties challenge to the validity of our patents;
•	The pendency of our various litigations may cause potential licensees not to do business with us;
•	Intense competition from new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and
•	The possibility that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

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

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights policies. This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project (“3GPP”) Long Term Evolution (“LTE”), Systems Architecture Evolution (“SAE”) project. We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential, to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI Intellectual Property Rights policies. Our licensing declarations under the ATIS and ETSI Intellectual Property Rights policies may limit our flexibility in determining royalties and license terms for certain of our patents. Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law and consumer preferences to which we may not be able to adapt successfully.

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-Over-Internet Protocol (“VoIP”) services are not currently subject to all the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP. For further example, the use of the Internet and private Internet Protocol (“IP”) networks for communication is largely unregulated within the United States, but may become regulated in the future; Additionally, several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, computer viruses, attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. It is possible that we may have to expend substantial financial and other resources to address such problems. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and current or potential customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

A security breach or other security incident could require a substantial level of financial resources to rectify and otherwise respond to and could result in claims, investigations, and inquiries by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our operating results and financial condition.

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

Further, many foreign countries and governmental bodies, including the European Union (“EU”), where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, IP addresses.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue, results of operations, and financial condition. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (“Brexit”). The United Kingdom, enacted a Data Protection Act that substantially implements the GDPR, but Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is possible that it will be amended again before it goes into effect. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business or operations. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business and may lead to claims and investigations by private parties and governmental entities, the expenditure of legal and other costs, and of substantial time and resources, as well as significant fines, penalties or liabilities. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it. Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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

We currently generate revenue from a limited number of customers that have entered into Settlement and License Agreements with us. Although our GABRIEL Collaboration Suite™ is currently generating limited revenue, it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

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

We expect to expand our presence internationally through, for example, international partnerships with third parties and the possibility of establishing international subsidiaries and offices. Our international expansion may present challenges and risks, including those inherent in international operations, to us and may require significant attention from management. We may not be successful in our international partnerships, expansion efforts, and we may incur significant operating expenses.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

Although we believe that we currently maintain effective control over our disclosures and procedures and internal control over financial reporting, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting. If we experience any material weaknesses in our internal control over financial reporting the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, and any of which could cause our share price to decline. Moreover, if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline, and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial condition and operating results.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial condition and operating results.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The impact of the Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Act was enacted. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.

Risks Related to Our Common Stock:

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2018, and December 31, 2018, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.20 and $4.65 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

The exercise of our outstanding stock options, RSUs and issuance of new shares would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2018, we had outstanding options to purchase an aggregate of 5,998,837 shares of common stock representing approximately 9% of our total shares outstanding of which 3,855,119 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $28.6 million for the year ended December 31, 2016, a net loss of $17.3 million for the year ended December 31, 2017, and a net loss of $25 million for the year ended December 31, 2018, with an accumulated deficit of $198 million. The following include some of the factors that may cause our operating results to fluctuate:

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

We have a number of protective provisions in our amended and restated certificate of incorporation and bylaws that could delay, discourage or prevent a third party from acquiring control of us without the approval of our Board of Directors. These protective provisions include:

•	A staggered Board of Directors. This means that only one or two directors (since we have a five-person Board of Directors) will be up for election at any given annual meeting. This has the effect of delaying the ability of stockholders to affect a change in control of us because it would take two annual meetings to effectively replace a majority of the Board of Directors.
•	Blank check preferred stock. Our Board of Directors has the authority to establish the rights, preferences and privileges of our 10,000,000 authorized, but unissued, shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of our common stock in a manner that is materially dilutive to you. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill;” but our Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.
•	Advance notice requirements for director nominations and for new business to be brought up at stockholder meetings. Stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows and in very specific form in order to have the matter voted on at a stockholder meeting. This has the effect of giving our Board of Directors and management more time to react to stockholder proposals generally and could also have the effect of disregarding a stockholder proposal or deferring it to a subsequent meeting to the extent such proposal is not raised properly.
•	No stockholder actions by written consent. No stockholder or group of stockholders may take actions rapidly and without prior notice to our Board of Directors and management or to the minority stockholders. Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.
•	Super majority requirement for stockholder amendments to the By-laws. Stockholder proposals to alter or amend our By-laws or to adopt new By-laws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares of our common stock.
•	No ability of stockholders to call a special meeting of the stockholders. Only the Board of Directors or management can call special meetings of the stockholders. This could mean that stockholders, even those who represent a significant percentage of our shares of common stock, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX’s motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now

$595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. All subsequent events and developments in this case are described below under VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”).

VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”)

On April 11, 2018, the USCAFC in an order designated the following appeals as companion cases and assigned to the same merits panel;

•	VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. Oral arguments in this case were argued on January 8, 2019. We are awaiting the Court’s decision in this matter.
•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court’s issued a Rule 36 order affirming the District Court Judgement. Apple filed a request for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On March 12, 2019, the court invited us to respond to Apple's petition on or before March 26, 2019. We are currently preparing our response.
•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. Oral arguments in this case were argued on January 8, 2019. We are awaiting the Court’s decision in this matter.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed opening brief. We filed our response on March 1, 2019. Apple's next response is due on April 5, 2019. The oral arguments have not yet been scheduled.

VirnetX Inc. v. Apple Inc. (Case 17-2490)

On August 23, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696. On December 10, 2018, the USCAFC issued an opinion affirming the PTAB’s invalidity findings.

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

VirnetX Inc. (Case 18-1751)

On March 30, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,851 involving our U.S. Patent No. 7,418,504. The briefing in this appeal has been concluded; the oral argument has not yet been scheduled.

VirnetX Inc. (Case 18-1872)

On April 23, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in IPR2016-01585 involving our U.S. Patent No. 8,904,516. On November 30, 2018, the USCAFC granted an unopposed motion to dismiss this appeal.

VirnetX Inc. (Case 18-2211)

On July 31, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in IPR2017-00337 involving our U.S. Patent No. 9,038,163. On November 30, 2018, the USCAFC granted an unopposed motion to dismiss this appeal.

VirnetX Inc. (Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. VirnetX’s opening brief is due in March 2019.

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

Currently, we are not a party to any other pending legal proceedings and are not aware of any proceeding threatened or contemplated against us.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE American LLC.

Holders of Record

As of March 14, 2019, we had 41 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of VirnetX under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The stock price performance reflected on this graph is not necessarily indicative of future stock price performance. See the disclosure in Part I, Item 1A, “Risk Factors.”

	12/13	12/14	12/15	12/16	12/17	12/18
VirnetX Holding Corp	$100.00	$28.28	$13.24	$11.33	$19.06	$12.36
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
RDG Technology Composite	$100.00	$117.81	$122.23	$138.28	$189.14	$190.13

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Selected Financial Data (in thousands except per share data)

The consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data at December 31, 2018 and 2017, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data at December 31, 2016, 2015 and 2014 are derived from our audited financial statements not included in this annual report on Form 10-K.

The selected consolidated financial data below is not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the year ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenue(a)	$63	$1,547	$1,550	$1,555	$1,249
Gain on settlement(b)	$—	—	$—	$—	$23,000
Total operating expenses	$(25,520)	$(18,868)	$(30,055)	$(30,732)	$(36,414)
Income tax expense	$(3)	$(3)	$(133)	$(8)	$(15)
Net loss	$(25,406)	$(17,278)	$(28,569)	$(29,234)	$(9,902)
Loss per share	$(0.40)	$(0.30)	$(0.51)	$(0.56)	$(0.19)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,611	$3,135	$6,627	$8,726	$18,658
Investments available for sale	$1,803	$1,453	$9,249	$9,954	$22,571
Total assets	$11,751	$7,175	$18,871	$22,172	$45,090
Stockholders’ equity	$9,888	$1,553	$11,147	$15,095	$32,627
(a)	Revenue for 2018 has been reduced by $1,500 as a result of the adoption of the new revenue recognition standard as shown in Note 15 – Effects of Adopting ASU Topic 606.
(b)	The gain on settlement in 2014 relates to a cash settlement of litigation with Microsoft.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an Internet security software and technology company with patented technology for secure communications including 5G and 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 70 U.S.

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

We have executed a number of patent and technology licenses and intend to seek further licensees for our technology, including our GABRIEL Connection Technology™ to original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 5G and 4G/LTE Advanced.

We have submitted a declaration with the 3rd Generation Partnership Project, or 3GPP, identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3GPP LTE, Systems Architecture Evolution, or SAE project. We have agreed to make available a non-exclusive patent license under fair, reasonable and non-discriminatory terms and conditions, with compensation, or FRAND, to 3GPP members desiring to implement the technical specifications identified by us. We believe that we are positioned to license our essential security patents to 3GPP members as they move into deploying 5G and 4G/LTE Advanced devices and solutions.

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

We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 5G and 4G/LTE Advanced wireless networks and M2M communications in areas including Smart City, Connected Car and Connected Home. We also believe that all 5G and 4G/LTE Advanced mobile devices will require unique secure domain names and become part of a secure domain name registry.

We intend to continue to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 5G and 4G/LTE.

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

We intend to continue using a primarily outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 5G and 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX’s motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. All subsequent events and developments in this case are described below under VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”).

VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”)

On April 11, 2018, the USCAFC in an order designated the following appeals as companion cases and assigned to the same merits panel;

•	VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. Oral arguments in this case were argued on January 8, 2019. We are awaiting the Court’s decision in this matter.

•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court’s issued a Rule 36 order affirming the District Court Judgement. Apple filed a request for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On March 12, 2019, the court invited us to respond to Apple's petition on or before March 26, 2019. We are currently preparing our response.
•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. Oral arguments in this case were argued on January 8, 2019. We are awaiting the Court’s decision in this matter.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed opening brief. We filed our response on March 1, 2019. Apple’s next response is due on April 5, 2019. The oral arguments have not yet been scheduled.

VirnetX Inc. v. Apple Inc. (Case 17-2490)

On August 23, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696. On December 10, 2018, the USCAFC issued an opinion affirming the PTAB’s invalidity findings.

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

VirnetX Inc. (Case 18-1751)

On March 30, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,851 involving our U.S. Patent No. 7,418,504. The briefing in this appeal has been concluded; the oral argument has not yet been scheduled.

VirnetX Inc. (Case 18-1872)

On April 23, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in IPR2016-01585 involving our U.S. Patent No. 8,904,516. On November 30, 2018, the USCAFC granted an unopposed motion to dismiss this appeal.

VirnetX Inc. (Case 18-2211)

On July 31, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in IPR2017-00337 involving our U.S. Patent No. 9,038,163. On November 30, 2018, the USCAFC granted an unopposed motion to dismiss this appeal.

VirnetX Inc. (Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. VirnetX’s opening brief is due in March 2019.

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

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $1,590, $1,240, and $772 in rental fees and reimbursements to the LLC during the years ended December 31, 2018, 2017 and 2016, respectively. We pay for the Company’s business usage of the aircraft and have no right to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

We account for revenue in accordance with Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018 using the modified-retrospective method (see Note 15 – Effects of Adopting ASU Topic 606).

Under Topic 606 a performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete and our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology.

Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements’ revenue is recognized over time, generally over the life of the servicing contract.

Prior to January 1, 2018 we recognized revenue in accordance with previous guidance which required consideration to be allocated to each element of an agreement using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods required the use of judgment. In all cases, revenue was only recognized after all the following criteria are met: (1) written agreements had been executed; (2) delivery of technology or intellectual property rights had occurred or services had been rendered; (3) fees were fixed or determinable; and (4) collectability of fees was reasonably assured.

Under the previous guidance, upon signing a patent license agreement, including licenses entered upon settlement of litigation, we provided the licensee permission to use our patented technology in specific applications. We accounted for patent license agreements with amounts allocated to each element based on their fair values and we elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee.

Deferred revenue

From 2013 to 2016, we received payments totaling $10,000 under a contract (“August 2013 Contract Settlement”). In accordance with our revenue recognition policy, we deferred and then recognized revenue over the life of the contract, but not ahead of collection. We adopted Topic 606 on January 1, 2018 using the modified retrospective approach as discussed above. As a result, revenues totaling $2,500 under the contract were no longer deferred and were written down as an adjustment to the opening balance of retained earnings (see Note 15 – Effects of Adopting ASU Topic 606).

Royalty Expense

Royalty expense for the years ended December 31, 2018, 2017 and 2016 was $0, $0 and $884, respectively, and was a result of our royalty agreement with Leidos. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation involving the defense of our patents which have been resolved.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the years ended 2018, 2017 and 2016 we incurred losses. Therefore, the effects of any common stock equivalent were anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the year ended

December 31, 2018, and 2017 we had, at times, funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduced the corporate federal tax rate from a maximum of 35% to a 21% rate effective on January 1, 2018. The tax rate of 21% was applied to the balances of our federal deferred tax assets and liabilities at December 31, 2018, but because we provided a full valuation allowance against our net deferred tax assets, no tax impact was recognized due to the federal tax rate change.

The Act changes the worldwide territorial tax system. The new Section 951A impose Global Intangible Low-Taxed Income “GILTI” tax on taxpayers who own 10% or more of a controlled foreign corporation. GILTI is broadly the excess income of foreign subsidiaries over the routine return on tangible business assets. The company has no GILTI tax liability in 2018 because its foreign subsidiary has negative earnings in 2018.

Stock-based Compensation

We account for stock-based compensation using the fair value recognition method. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally based on the option vesting term of 4 years. Beginning January 1, 2017, we discontinued estimating forfeitures for time-based awards upon adoption of ASU No. 2016-09 – “Compensation – Stock Compensation”.

In addition, we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity investments issued generally as they vest over the performance period.

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

New Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 - Fair Value Measurement (“Topic 820”). The FASB is issuing the amendments in this ASU as part of the disclosure framework project. On March 4, 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. As amended, Topic 606 supersedes prior revenue recognition requirements including most industry-specific revenue recognition guidance. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018 we adopted this standard which resulted in a $2,500 decrease in the opening balance of our accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet (see Note 15 — Effects of Adopting ASU Topic 606).

Results of Operations (all amounts in this section are expressed in thousands)

Revenue

	2018	2017	2016
Revenue	$63	$1,547	$1,550

Revenue generated for the year ended December 31, 2018 was $63 compared to December 31, 2017 of $1,547, and December 31, 2016 revenue of approximately $1,550. Revenue for the year ended December 31, 2018 of $63, was largely attributable to royalty revenues as part of license agreements, with the decline when compared to 2017 attributed to the adoption of Topic 606 in 2018 as described in Note 15 – Effects of Adopting ASU Topic 606. Revenues for the year ended December 31, 2017 and 2016 were largely attributable to the 2013 Contract Settlement. Under the terms of the 2013 Contract Settlement we collected annual payments of $2,500 over the contract period for a total of $10,000. During 2017 and 2016 we recognized $1,500 and $1,500 respectively, of revenue for royalties from the 2013 Contract Settlement and $47 and $50 respectively, of revenue for royalties from other licensees.

In addition to the settlement discussed above, during 2018, 2017 and 2016 we recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see Note 13 “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received.

Research and Development Expenses

	2018	2017	2016
Research and Development	$4,815	4,159	$4,155

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2018 were $4,815 compared to December 31, 2017 of $4,159 and $4,155 for the year ended December 31, 2016. The increase in 2018 compared to 2017 was primarily due to the increase in wages and bonuses.

Selling, General and Administrative Expenses

	2018	2017	2016
Selling, General and Administrative	$20,705	$14,709	$25,016

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2018 was $20,705 compared to December 31, 2017 of $14,709 and $25,016 for the year ended December 31, 2016. The volatility within selling, general and administrative expenses was primarily due to legal fees related to cases involving the defense of our patents. Legal fees were $9,706, $3,657 and $13,002 in 2018, 2017 and 2016, respectively and represent approximately 47% of general and administrative expenses for 2018 compared to 25% for 2017 and 52% for 2016.

Also included in selling, general and administrative expense is royalty expense of $884 for the year ended December 31, 2016, paid to Leidos, in connection with the settlement with Microsoft, Avaya and Mitel et al.

Other Income and Expenses

	2018	2017	2016
Interest and Other Income	$54	$46	$69

Interest and other income for the year ended December 31, 2018 was $54, compared to December 31, 2017 of $46 and $69 for the year ended December 31, 2016.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
United States federal statutory rate	21.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.01)%	(0.01)%	(0.31)%
Valuation allowance	(24.33)%	(35.94)%	(35.43)%
Accounting method change - ASC 606	2.07%	—	—
R&D Credit	1.53%	1.43%	0.66%
Other	(0.27)%	(0.50)%	(0.39)%
Effective income tax rate	(0.01)%	(0.02)%	(0.47)%

In 2018, 2017 and 2016, we had pre-tax losses of $25 million, $17 million and $28 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2018, 2017 and 2016, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax.

Liquidity and Capital Resources

For the year ended December 31, 2018, our cash and cash equivalents totaled $7,611 and our short-term investments totaled $1,803 compared to $3,135 and $1,453, respectively, for the year ended December 31, 2017.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2018, and the $2,936 in proceeds subsequent to December 31, 2018, from sales of our common shares under the ATM, as well as the possibility of future sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration and ATM Offering

On August 21, 2015, we filed a universal shelf registration statement with the SEC that enabled us to offer and sell from time to time up to $100,000 of equity, debt or other types of securities. We also entered into an ATM equity offering sales agreement with Cowen on August 20, 2015 (“2015 ATM”), under which we could offer and sell shares of our common stock having an aggregate value of up to $35,000. On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement with Cowen whereby the maximum aggregate value of the Company’s common stock we could offer and sell, from time to time, was increased from $35,000 to $50,000. This registration statement expired on September 2, 2018.

On July 30, 2018 we filed a $100,000 replacement registration statement on SEC Form S-3, which replaced the S-3 registration statement discussed above. We had used approximately 40% of that S-3 registration. The replacement registration statement was declared effective by the SEC on August 16, 2018 enabling us to offer and sell from time to time up to $100,000 of equity, debt or other types of securities. We also entered into an ATM equity offering sales agreement with Cowen on August 31, 2018 (“2018 ATM”), under which we could offer and sell shares of our common stock having an aggregate value of up to $50,000. We use the proceeds of this offering for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

During the year ended December 31, 2018, we sold 4,062,100 shares under the 2015 ATM. The average sales price per common share was $3.77 and the aggregate proceeds from the sales totaled $15,295 during the period. Sales commissions, fees and other costs associated with the ATM totaled $459.

During the year ended December 31, 2018, we sold 3,448,455 shares under the 2018 ATM. The average sales price per common share was $3.64 and the aggregate proceeds from the sales totaled $12,542 during the period. Sales commissions, fees and other costs associated with the ATM totaled $326.

Contractual Commitments

	Total	2019
Leases	$46	$46
Total	$46	$46

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2018 and December 31, 2017	44
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	45
Consolidated Statements of Comprehensive Loss of VirnetX Holding Corporation for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	45
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	46
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2018, December 31, 2017 and December 31, 2016	47
Notes to Consolidated Financial Statements of VirnetX Holding Corporation	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2019, expressed an unqualified opinion.

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

Chatsworth, California
March 18, 2019

VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,611	$3,135
Investments available for sale	1,803	1,453
Accounts receivables	6	—
Prepaid expenses and other current assets	718	591
Total current assets	10,138	5,179
Prepaid expenses, non-current	1,604	1,989
Property and equipment, net	9	7
Total assets	$11,751	$7,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,050	$414
Accrued payroll and related expenses	277	2,175
Other liabilities, current	140	—
Income tax liability	396	393
Deferred revenue, current portion	—	1,500
Total current liabilities	1,863	4,482

Deferred revenue, non-current portion	—	1,000
Other liabilities	—	140
Total liabilities	1,863	5,622
Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2018 and December 31, 2017, Issued and outstanding: 0 shares at December 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2018 and December 31, 2017, Issued and outstanding: 66,879,847 shares and 59,051,978 shares, at December 31, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	208,317	177,076
Accumulated deficit	(198,422)	(175,516)
Accumulated other comprehensive loss	(14)	(13)
Total stockholders’ equity	9,888	1,553
Total liabilities and stockholders’ equity	$11,751	$7,175

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenue	$63	$1,547	$1,550
Operating expense:
Royalty expense	—	—	884
Research and development	4,815	4,159	4,155
Selling, general and administrative expenses	20,705	14,709	25,016
Total operating expense	25,520	18,868	30,055
Loss from operations	(25,457)	(17,321)	(28,505)
Interest and other income, net	54	46	69
Loss before taxes	(25,403)	(17,275)	(28,436)
Income tax expense	(3)	(3)	(133)
Net loss	$(25,406)	$(17,278)	$(28,569)
Basic and diluted loss per share	$(0.40)	$(0.30)	$(0.51)
Weighted average shares outstanding basic and diluted	62,985,763	58,354,397	55,984,825

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net loss	$(25,406)	$(17,278)	$(28,569)
Other comprehensive (loss), net of tax:
Change from foreign currency translation, net of tax	—	—	3
Change in unrealized gain (loss) on investments, net of tax	(1)	(1)	4
Total other comprehensive gain (loss), net of tax	(1)	(1)	7
Comprehensive loss	$(25,407)	$(17,279)	$(28,562)

See accompanying notes to consolidated financial statements.

VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2015	53,198,835	$5	$144,778	$(129,669)	$(19)	$15,095

Stock issued for cash at $3.00-$5.05 per share, net	4,760,594	1	19,195			19,196
Stock-based compensation			5,398			5,398
Exercise of options	50,357		20			20
Stock issued for vested RSUs	135,102
Comprehensive income:
Net Loss				(28,569)		(28,569)
Other comprehensive income, net of tax					7	7
Comprehensive loss						(28,562)
Balance at December 31, 2016	58,144,888	$6	$169,391	$(158,238)	$(12)	$11,147

Stock issued for cash at $4.00-$5.69 per share, net	730,444		3,677			3,677
Stock-based compensation			3,986			3,986
Exercise of options	12,500		22			22
Stock issued for vested RSUs	164,146
Comprehensive income:
Net Loss				(17,278)		(17,278)
Other comprehensive loss, net of tax					(1)	(1)
Comprehensive loss						(17,279)
Balance at December 31, 2017	59,051,978	$6	$177,076	$(175,516)	$(13)	$1,553

Cumulative effect of accounting change				2,500		2,500
Stock issued for cash at $3.00 -$4.89 per share, net	7,510,555	1	27,051			27,052
Stock-based compensation			4,055			4,055
Exercise of options	117,229		135			135
Stock issued for vested RSUs	200,085
Comprehensive income:
Net Loss				(25,406)		(25,406)
Other comprehensive loss, net of tax					(1)	(1)
Comprehensive loss						(25,407)
Balance at December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(25,406)	$(17,278)	$(28,569)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	18	26	28
Amortization of warrant issuance costs	—	—	30
Stock-based compensation	4,055	3,986	5,398
Changes in assets and liabilities:
Prepaid expenses and other current assets	258	382	451
Accounts payable	636	(1,392)	(477)
Other liabilities	—	140	—
Accrued payroll and related expenses	(1,856)	695	232
Accounts receivable	(6)	—	—
Related-party payable	—	—	(11)
Income tax liability	3	(3)	(4)
Deferred revenue	—	(1,500)	1,000
Net cash used in operating activities	(22,298)	(14,944)	(21,922)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(13)
Purchase of investments	(3,090)	(946)	(10,527)
Proceeds from sale or maturity of investments	2,720	8,741	11,240
Net cash (used in) provided by investing activities	(370)	7,795	700
Cash flows from financing activities:
Proceeds from exercise of options	135	22	20
Proceeds from sale of common stock	27,051	3,677	19,196
Payments of taxes on cashless exercise of restricted stock units	(42)	(42)	(93)
Net cash provided by financing activities	27,144	3,657	19,123
Net increase (decrease) in cash and cash equivalents	4,476	(3,492)	(2,099)
Cash and cash equivalents, beginning of period	3,135	6,627	8,726
Cash and cash equivalents, end of period	$7,611	$3,135	$6,627
Cash paid for income taxes	$3	$5	$126
Deferred revenue reclassified to retained earnings – ASC 606 adoption	$2,500	$—	$—

See accompanying notes to consolidated financial statements.

VirnetX Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We account for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018 using the modified-retrospective method (see Note 15 – Effects of Adopting ASU Topic 606).

Under Topic 606 a performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete and our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology.

Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements’ revenue is recognized over time, generally over the life of the servicing contract.

Prior to January 1, 2018 we recognized revenue in accordance with previous guidance which required consideration to be allocated to each element of an agreement using the relative fair value method. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods required the use of judgment. In all cases, revenue was only recognized after all the following criteria are met: (1) written agreements had been executed; (2) delivery of technology or intellectual property rights had occurred or services had been rendered; (3) fees were fixed or determinable; and (4) collectability of fees was reasonably assured.

Under the previous guidance, upon signing a patent license agreement, including licenses entered upon settlement of litigation, we provided the licensee permission to use our patented technology in specific applications. We accounted for patent license agreements with amounts allocated to each element based on their fair values and we elected to utilize the leased-based model for revenue recognition with revenue being recognized over the expected period of benefit to the licensee.

Deferred Revenue

From 2013 to 2016, we received payments totaling $10,000 under a contract. In accordance with our revenue recognition policy, we deferred and then recognized revenue over the life of the contract, but not ahead of collection. We adopted Topic 606 on January 1, 2018 using the modified retrospective approach as discussed above. As a result, revenues totaling $2,500 under the contract were no longer deferred and were written down, and the opening balance of retained earnings was written up (see Note 15 – Effects of Adopting ASU Topic 606).

Activity under the August 2013 Contract Settlement was as follows:

	2018	2017	2016
Deferred Revenue, beginning of year	$2,500	$4,000	$3,000
ASC 606 Adjustment	(2,500)	—	—
Payment received	—	—	2,500
Less: Amount amortized as revenue	—	1,500	1,500
Deferred Revenue, end of year	$—	$2,500	$4,000

Royalty Expense

Royalty expense for the years ended December 31, 2018, 2017 and 2016 was $0, $0 and $884, respectively and was a result of our royalty agreement with Leidos. The agreement provides for revenue sharing and legal reimbursements related to attorney time and expenses incurred by Leidos during discovery and other aspects of litigation matters that have been resolved.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Prepaid Expenses and Other Current Assets

Prepaid Expense and Other Current Assets on the consolidated balance sheet include the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes. In March 2014, the Company prepaid $4,000 which is being amortized over the 10-year term of the lease. The unamortized non-current portion of the prepayment is included in Prepaid Expenses-Non-current on the consolidated balance sheet.

Investments

Investments are classified as available-for-sale and are recorded at fair market value. Unrealized gains and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized using specific identification of each security’s cost basis. We invest our excess cash primarily in highly liquid debt instruments including corporate, government and federal agency securities, with contractual maturities less than two years. By policy, we limit the amount of credit exposure to any one issuer.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the year ended December 31, 2018 and 2017, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduced the corporate federal tax rate from a maximum of 35% to a 21% rate effective on January 1, 2018. The tax rate of 21% was applied to the balances of our federal deferred tax assets and liabilities at December 31, 2018, but because we provided a full valuation allowance against our net deferred tax assets, no tax impact was recognized due to the federal tax rate change.

The Act changes the worldwide territorial tax system. The new Section 951A impose Global Intangible Low-Taxed Income “GILTI” tax on taxpayers who own 10% or more of a controlled foreign corporation. GILTI is broadly the excess income of foreign subsidiaries over the routine return on tangible business assets. The company has no GILTI tax liability in 2018 because its foreign subsidiary has negative earnings in 2018.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of 4 years. We do not estimate the forfeiture rate and recognize forfeitures, if any, when they occur. See Note 6 - Stock-Based Compensation below for additional information concerning our share-based compensation awards.

In addition, as required we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2018, 2017 and 2016 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 - Fair Value Measurement (Topic 820). The FASB is issuing the amendments in this ASU as part of the disclosure framework project. On March 4, 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. As amended, Topic 606 supersedes prior revenue recognition requirements including most industry-specific revenue recognition guidance. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018 we adopted this standard which resulted in a $2,500 decrease in the opening balance of our accumulated deficit and a $2,500 decrease in deferred revenue in our consolidated balance sheet (see Note 15 — Effects of Adopting ASU Topic 606).

Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2018	2017
Office furniture	$79	$79
Computer equipment	67	172
Total	146	251
Less accumulated depreciation	(137)	(244)
Total property and equipment, net	$9	$7

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $18, $26 and $28, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2019. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, for each of the years ended December 31, 2018, 2017 and 2016. Future minimum rents due under the lease total $46 in 2019, when the lease expires.

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $1,590, $1,240, and $772 in rental fees and reimbursements to the LLC during the years ended December 31, 2018, 2017 and 2016, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 − Stock Plan

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which has been approved by our stockholders. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2013 Plan. The 2013 Plan provides for the granting of stock options and restricted stock units purchase rights (“RSUs”) to our employees and consultants. Stock options granted under the 2013 Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSOs”) and stock purchase rights may be granted to our employees and consultants.

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. At December 31, 2018, there were 1,703,899 shares available for grant under the 2013 Plan.

Note 6 − Stock-Based Compensation

The following tables summarize information about stock options and RSUs outstanding at December 31, 2018:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.24- 1.58	653,816	0.26	$1.16	653,816	0.26	$1.16
$ 1.74- 6.95	4,091,396	7.86	4.04	1,947,678	6.90	4.24
$ 14.52- 35.25	1,253,625	3.71	23.16	1,253,625	3.71	23.16
	5,998,837	6.16	$7.72	3,855,119	4.74	$9.87

The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,999,928	$8.76	—	$—
Options granted	429,000	4.77	—	—
Options exercised	(50,357)	0.40	—	—
Outstanding at December 31, 2016	5,378,571	$8.52	—	$—
Options granted	1,613,500	4.06	—	—
Options exercised	(12,500)	1.74	—	—
Options cancelled	(1,841,505)	4.71	—	—
Outstanding at December 31, 2017	5,138,066	$8.41	—	$—
Options granted	1,095,000	3.52	—	—
Options exercised	(117,229)	1.15	—	—
Options cancelled	(117,000)	5.34	—	—
Outstanding at December 31, 2018	5,998,837	$7.72	6.16	$810
Options exercisable at December 31, 2018	3,855,119	$9.87	4.74	$809
	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	359,956	$13.22	$—
RSUs granted	219,331	4.75	—
RSUs vested	(155,852)	15.27	—
Outstanding at December 31, 2016	423,435	$8.08	$—
RSUs granted	220,664	3.83	—
RSUs vested	(174,438)	10.47	—
Outstanding at December 31, 2017	469,661	$5.19	$—
RSUs granted	246,663	3.26	—
RSUs vested	(211,330)	6.19	—
Outstanding at December 31, 2018	504,994	$3.83	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2018, which was $2.40, and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $135, $22 and $20 from stock options exercised in 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised was $241, $25 and $91 during the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Stock options	$2,926	$2,446	$3,436
RSUs	1,129	1,540	1,962
Total stock-based compensation expense	$4,055	$3,986	$5,398

As of December 31, 2018, there was $5,960 of unrecognized stock-based compensation expense related to unvested employee stock options and $1,442 of unrecognized stock-based compensation expense related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 2.67 and 2.38 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected stock price volatility	85.26%	84.91%	79.6%
Risk-free interest rate	2.73%	1.94%	1.85%
Expected life term	6.02 years	6.08 years	6.03 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $2.58, $2.93 and $3.25 per share during the years ended December 31, 2018, 2017 and 2016, respectively.

The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors. We have not provided an estimate for forfeitures because we have had nominal forfeited options and RSUs and believed that all outstanding options and RSUs at December 31, 2018, would vest.

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2018, 2017 and 2016 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2018	2017	2016
Net loss	$(25,406)	(17,278)	$(28,569)
Basic and diluted weighted average number of shares outstanding	62,986	58,354	55,985
Basic and diluted loss per share	$(0.40)	(0.30)	$(0.51)

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

In August 2015, we filed a universal shelf registration statement with the SEC enabling us to offer and sell from time to time up to $100 million of equity, debt or other types of securities. We also entered into an at-the-market (“ATM”)

equity offering sales agreement with Cowen & Company, LLC in August 2015, under which we may offer and sell shares of our common stock having an aggregate value of up to $35 million. On March 8, 2018, we amended our August 20, 2015 equity offering sales agreement with Cowen whereby the maximum aggregate value of the Company’s common stock we could offer and sell, from time to time, was increased from $35,000 to $50,000. This registration statement expired on September 2, 2018.

On July 30, 2018 we filed a $100,000 replacement universal shelf registration statement on SEC Form S-3. This replacement registration statement was declared effective by the SEC on August 16, 2018. We also entered a new ATM with Cowen on August 31, 2018, under which we could offer and sell shares of our common stock having an aggregate value of up to $50,000.

We intend to use the ATM proceeds for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of December 31, 2018, common stock with an aggregate value of up to $37,458 remained available for offer and sale under the ATM agreement.

We sold 7,510,555, 730,444 and 4,760,594 shares of common stock under the ATM program during the years ended December 31, 2018, 2017 and 2016 respectively. The average sales price per common share sold during the year ended December 31, 2018 was $3.71 and the aggregate proceeds from the sales totaled $27,837 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $785 for 2018. The average sales price per common share sold during the year ended December 31, 2017 was $5.19 and the aggregate proceeds from the sales totaled $3,790 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $113 for 2017. The average sales price per common share sold during the year ended December 31, 2016 was $4.16 and the aggregate proceeds from the sales totaled $19,791 during the period. Sales commissions, fees and other costs associated with the ATM totaled $594 for 2016 (see Note 16 Subsequent Events).

Note 9 − Equity Warrants

In 2015 we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expire in April 2020. Information about warrants outstanding as of December 31, 2018 is as follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2017	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at December 31, 2018	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020

Note 10 − Employee Benefit Plan

We sponsor a defined contribution 401k plan covering substantially all our employees. Our matching contribution to the plan was approximately $95, $84 and $90 in 2018, 2017 and 2016, respectively.

Note 11 − Income Taxes

The income tax provision is comprised of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Current:
Federal	$—	$—	$—
State	(3)	(3)	(133)
Foreign	—	—	—
	(3)	(3)	(133)
Deferred:
Federal	—	—	—
State	—	—	—
Total income tax provision	$(3)	$(3)	$(133)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
United States federal statutory rate	21.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.01)%	(0.01)%	(0.31)%
Valuation allowance	(24.33)%	(35.94)%	(35.43)%
Accounting method change - ASC 606	2.07%	—	—
R&D Credit	1.53%	1.43%	0.66%
Other	(0.27)%	(0.50)%	(0.39)%
Effective income tax rate	(0.01)%	(0.02)%	(0.47)%

In 2018, 2017 and 2016, we had pre-tax losses of $25 million, $17 million and $28 million, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2018, 2017 and 2016, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Deferred tax assets:
Reserves and accruals	$45	$963
Research and development credits and other credits	1,635	1,300
Net operating loss carry forward	25,733	22,448
Stock based compensation	8,857	9,260
Other	26	54
Total deferred tax assets	36,296	34,025

Valuation allowance	(36,296)	(34,025)
Deferred tax assets after valuation allowance	—	—

Deferred tax liability:
Depreciation and amortization	—	—

Total deferred tax liability	—	—

Net deferred tax assets	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduced the corporate federal tax rate from a maximum of 35% to a 21% rate effective on January 1, 2018. The tax rate of 21% was applied to the balances of our federal deferred tax assets and liabilities at December 31, 2018, but because we provided a full valuation allowance against our net deferred tax assets, no tax impact is recognized due to the federal tax rate change.

The Act changes the worldwide territorial tax system. The new Section 951A impose Global Intangible Low-Taxed Income “GILTI” tax on taxpayers who own 10% or more of a controlled foreign corporation. GILTI is broadly the excess income of foreign subsidiaries over the routine return on tangible business assets. The company has no GILTI tax liability in 2018 because its foreign subsidiary has negative earnings in 2018.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2018 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2018. The net change in the total valuation allowance for the 12 months ended December 31, 2018 was an increase of $2,271. At December 31, 2018, we had federal and state net operating loss carry-forwards of approximately $112,709 and $107,948, respectively, expiring beginning in 2027 for federal and in 2028, for state. At December 31, 2018, we had federal research and development credit carry-forwards of approximately $1,635, expiring beginning in 2031.

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

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided contingent reserve under ASC 740-10 of $316 at December 31, 2018, 2017 and 2016. Our tax returns are subject to review by various tax authorities. The returns subject to review are those from 2005 forward.

Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued for the year ended December 31, 2018.

A reconciliation of beginning and ending amounts of unrecognized tax benefits follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance at the beginning of the year	$316	$316	$316
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	—	—	—
Balance at the end of the year	$316	$316	$316

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

The following table shows our cash and available-for-sale securities adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents of investments available for sale as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,048	$—	$—	$5,048	$5,048	$—
Level 1:
Mutual funds	1,107	—	—	1,107	1,107	—
U.S. agency securities	3,259	—	—	3,259	1,456	1,803
	4,366	—	—	4,366	2,563	1,803
Total	$9,414	$—	$—	$9,414	$7,611	$1,803
	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,972	$—	$—	$1,972	$1,972	$—
Level 1:
Mutual funds	616	$—	—	616	616	—
U.S. agency securities	2,001	$—	(1)	2,000	547	1,453
	2,617	$—	(1)	2,616	1,163	1,453
Total	$4,589	$—	$(1)	$4,588	$3,135	$1,453

The maturities of our marketable securities generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

Note 13 – Litigation

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX’s motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. All subsequent events and developments in this case are described below under VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”).

VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368) (“Consolidated Appeal”)

On April 11, 2018, the USCAFC in an order designated the following appeals as companion cases and assigned to the same merits panel;

•	VirnetX Inc. v. The Mangrove Partners (USCAFC Case 17-1368)

On December 16, 2016, we filed appeals with the USCAFC, appealing the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in IPR2015-01046, and on December 20, 2016 for IPR2015-1047, involving our U.S. Patent Nos. 6,502,135, and 7,490,151. These appeals also involve Apple, Inc. and one of them involves Black Swamp IP, LLC. Oral arguments in this case were argued on January 8, 2019. We are awaiting the Court’s decision in this matter.

•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court’s issued a Rule 36 order affirming the District Court Judgement. Apple filed a request for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On March 12, 2019, the court invited us to respond to Apple's petition on or before March 26, 2019. We are currently preparing our response.

•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504. Oral arguments in this case were argued on January 8, 2019. We are awaiting the Court’s decision in this matter.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed opening brief. We filed our response on March 1, 2019. Apple’s next response is due on April 5, 2019. The oral arguments have not yet been scheduled.

VirnetX Inc. v. Apple Inc. (Case 17-2490)

On August 23, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696. On December 10, 2018, the USCAFC issued an opinion affirming the PTAB’s invalidity findings.

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

VirnetX Inc. (Case 18-1751)

On March 30, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,851 involving our U.S. Patent No. 7,418,504. The briefing in this appeal has been concluded; the oral argument has not yet been scheduled.

VirnetX Inc. (Case 18-1872)

On April 23, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in IPR2016-01585 involving our U.S. Patent No. 8,904,516. On November 30, 2018, the USCAFC granted an unopposed motion to dismiss this appeal.

VirnetX Inc. (Case 18-2211)

On July 31, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in IPR2017-00337 involving our U.S. Patent No. 9,038,163. On November 30, 2018, the USCAFC granted an unopposed motion to dismiss this appeal.

VirnetX Inc. (Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. VirnetX’s opening brief is due in March 2019.

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

Currently, we are not a party to any other pending legal proceedings and are not aware of any proceeding threatened or contemplated against us.

Note 14 − Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
		(in thousands except per share)
2018
Revenue	$6	$16	$7	$34
Loss from operations	$(7,608)	$(6,462)	$(4,948)	$(6,439)
Net loss	$(7,605)	$(6,450)	$(4,934)	$(6,417)
Basic and diluted (loss) per common share	$(0.13)	$(0.10)	$(0.08)	$(0.09)

	First	Second	Third	Fourth
		(in thousands except per share)
2017
Revenue	$375	$396	$375	$401
Loss from operations	$(3,906)	$(3,811)	$(3,562)	$(6,042)
Net loss	$(3,894)	$(3,798)	$(3,552)	$(6,034)
Basic and diluted (loss) per common share	$(0.07)	$(0.07)	$(0.06)	$(0.10)

Note 15 – Effects of Adopting ASU Topic 606 – (in thousands except share and per share amounts)

As described in Note 2 – Summary of Significant Accounting Policies, we account for revenue in accordance with Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, which we adopted on January 1, 2018 using the modified-retrospective method. The effect of the changes made to the Company’s January 1, 2018 balance sheet as a result of the adoption of Topic 606 were as follows:

BALANCE SHEET HIGHLIGHTS	Reported As of December 31, 2017	Effects of Adopting Topic 606	As of January 1, 2018
Current liabilities:
Deferred revenue, current portion	$1,500	$(1,500)	$—
Total current liabilities	$4,482	$(1,500)	$2,982
Deferred revenue, non-current portion	$1,000	$(1,000)	$—
Total Liabilities	$5,622	$(2,500)	$3,122
Accumulated deficit	$(175,516)	$2,500	$(173,016)
Total Stockholder’s Equity	$1,553	$2,500	$4,053

The impacts of adoption of Topic 606 on the consolidated balance sheet and statement of operations were as follows:

	Year Ended December 31, 2018
BALANCE SHEET HIGHLIGHTS	Pre-Topic 606	Effects of Adopting Topic 606	(as reported)
Current liabilities:
Deferred revenue, current portion	$1,000	$(1,000)	$—
Total current liabilities	$2,863	$(1,000)	$1,863

Total liabilities	$2,863	$(1,000)	$1,863
Accumulated deficit	(199,422)	1,000	(198,422)
Total stockholders’ equity	$8,888	$1,000	$9,888
	Year Ended December 31, 2018
INCOME STATEMENT HIGHLIGHTS	Pre-Topic 606	Effects of Adopting Topic 606	(as reported)
Revenue	$1,563	$(1,500)	$63
Loss from operations	(23,957)	(1,500)	(25,457)
Loss before taxes	(23,903)	(1,500)	(25,403)
Net loss	$(23,906)	$(1,500)	$(25,406)
Basic and diluted loss per share	$(0.38)	$(0.02)	$(0.40)
Weighted average shares outstanding basic and diluted	62,985,763	62,985,763	62,985,763

The adoption of Topic 606 had no impact on net cash used in operating activities.

Note 16 – Subsequent Events

Between January 1, 2019 and February 20, 2019, we sold 560,338 shares of common stock under the 2018 ATM offering. The average sales price per common shares sold was $5.24 and the aggregate proceeds from the sales totaled $2,936. Sales commissions, fees and other costs associated with these ATM transactions totaled $88.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited VirnetX Holding Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows of the Company, and our report dated March 18, 2019, expressed an unqualified opinion.

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

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 18, 2019

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2018.

The purpose of this evaluation was to determine whether as of December 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. There were no changes in our internal control over financial reporting during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2018; their report is included elsewhere herein.

Item 9B.	Other Information

Termination of PITA Agreements

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

New Form of Indemnification Agreement

On March 14, 2019, our Board of Directors approved and adopted a new form of indemnification agreement (the “Indemnification Agreement”) which we expect to enter into with each of our current directors and officers (collectively, the “Indemnitees”). The Indemnification Agreement replaces the existing form of indemnification agreement in place with the Company’s directors and officers, which was adopted by the Board in 2007 (the “Prior Indemnification Agreement”).

The Indemnification Agreement continues to provide for, among other things, the indemnification by the Company of the Indemnitees to the maximum extent permitted by Delaware law and the advancement of reasonable expenses incurred by Indemnitees in connection with certain legal proceedings, and shall be in addition to any other rights the Indemnitees may have under applicable law, the Company’s charter documents or bylaws, or otherwise. The Indemnification Agreement also continues to set forth procedures for determining entitlement to indemnification, the requirements relating to notice and defense of claims for which indemnification is sought, the procedures for enforcement of indemnification rights, and the limitations on and exclusions from indemnification.

The foregoing description of the Indemnification Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the complete form of Indemnification Agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under the Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 16,624,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2023. As of December 31, 2018, there were 1,703,899 shares available to be granted under the Plan. We had 5,998,837 and 5,138,066 options outstanding at December 31, 2018, and December 31, 2017, respectively, with an average exercise price of $7.72 and $8.41, respectively. We had 504,993 and 469,661 restricted stock units outstanding at December 31, 2018 and December 31, 2017, respectively, with a weighted average grant price of $3.83 and $5.19 respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	6,528,830	$7.42	1,703,899
Equity compensation plans not approved by security holders	—	—
Total	6,528,830	$7.42	1,703,899

On February 16, 2018, February 26, 2018, May 31, 2018 and September 26, 2018, the Compensation Committee granted 640,000, 30,000, 302,500 and 85,000 options respectively to the employees of VirnetX Inc. On February 26, 2018 and May 31, 2018 the Compensation Committee granted 20,000 and 201,664 RSUs respectively to the employees of VirnetX, Inc. On May 24, 2018, the Compensation Committee granted 37,500 options and 24,999 RSUs to members of the Board of Directors of VirnetX, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form
(1)	Financial Statements: See the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedule: Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.
(3)	Exhibits: The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	By-Laws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
4.3	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.4	Form of Senior Indenture	S-3	4.2	07/30/2018	333-226413
4.5	Form of Subordinated Indenture	S-3	4.4	07/30/2018	333-226413
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, Thomas M. O’Brien and Richard Nance.
10.2*	2007 Stock Plan, as amended on April 13, 2012.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan.	DEF 14A	Appendix A	04/12/2013	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.13	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18**	Engagement Letter dated June 8, 2009, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	08/10/2009	001-33852
10.19**	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	05/07/2010	001-33852
10.20**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.21***	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.22*	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.	10-Q	10.4	05/10/2012	001-33852
10.23	Patent Licensing Representative Agreement, by and between IPValue Management, Inc. and VirnetX, Inc., dated May 8, 2015.	10-Q	10.1	05/11/2015	001-33852
10.24**	Amended and Restated Revenue Sharing Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.1	11/09/2017	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.25**	Amended and Restated Gabriel License Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.2	11/09/2017	001-33852
10.26	Sales Agreement, dated August 31, 2018, by and between VirnetX Holding Corporation and Cowen and Company, LLC.	8-K	10.1	08/31/2018	001-33852
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page hereto)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this Exhibit.
***	Portions of this Exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated: March 18, 2019

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 18, 2019
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 18, 2019
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 18, 2019
Robert D. Short III

/s/ Gary Feiner	Director	March 18, 2019
Gary Feiner

/s/ Michael F. Angelo	Director	March 18, 2019
Michael F. Angelo

/s/ Thomas M. O’Brien	Director	March 18, 2019
Thomas M. O’Brien