Form 10-Q
period 2019-03-31
VirnetX Holding Corp
filed 2019-05-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

308 Dorla Court, Suite 206 Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 548-1785
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	VHC	NYSE American LLC

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

68,104,001 shares of Registrant’s Common Stock were outstanding as of May 7, 2019.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and elsewhere in the Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this quarterly report that may not occur include statements that:

•
We have been awarded damages in the amount of $439.7 million in the VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”) litigation and $595.9 million in the VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”) litigation. Taken together, these statements may imply that we may soon receive over $1 billion in cash. Recently United States Court of Appeals for the Federal Circuit (“USCAFC”) issued a Rule 36 order affirming the District Court Judgment in the Apple I case. However, (1) Apple has appealed the awards in both of the Apple I and Apple II litigations and the court’s or jury’s decisions may be reversed or amended upon appeal, or (2) we may be unsuccessful in our appeal of certain actions by the patent trial and appeals board that have been initiated by Apple or other parties if any of these occur, they may have the effect of thwarting entirely, or reducing and delaying payments to us. The continuation of these litigations is distracting to our management and expensive, and this distraction and expense may continue.

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

1

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2019	As of December 31, 2018
ASSETS	(unaudited)

Current assets:

Cash and cash equivalents	$5,227	$7,611
Investments available for sale	3,033	1,803
Accounts receivables	8	6
Prepaid expenses and other current assets	599	718
Total current assets	8,867	10,138
Other assets	1,924	1,604
Property and equipment, net	7	9
Total assets	$10,798	$11,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$1,279	$1,050
Accrued payroll and related expenses	223	277
Other liabilities, current	171	140
Income tax liability	395	396
Total current liabilities	2,068	1,863

Other liabilities	—	—
Total liabilities	2,068	1,863
Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2019 and December 31, 2018, Issued and outstanding: 0 shares at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2019 and December 31, 2018, Issued and outstanding: 68,104,001 shares and 66,879,847 shares, at March 31, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	212,766	208,317
Accumulated deficit	(204,030)	(198,422)
Accumulated other comprehensive loss	(13)	(14)
Total stockholders’ equity	8,730	9,888
Total liabilities and stockholders’ equity	$10,798	$11,751

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$8	$6
Operating expense:
Research and development	936	1,005
Selling, general and administrative	4,706	6,609
Total operating expense	5,642	7,614
Loss from operations	(5,634)	(7,608)
Interest income, net	28	8
Loss before taxes	(5,606)	(7,600)
Provision for income taxes	(2)	(5)
Net loss	$(5,608)	$(7,605)
Basic and diluted loss per share	$(0.08)	$(0.13)
Weighted average shares outstanding basic and diluted	67,596	60,150

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(5,608)	$(7,605)
Other comprehensive gain (loss), net of tax:
Change in equity adjustment from foreign currency translation, net of tax	—	—
Change in unrealized gain (loss) on investments, net of tax	1	1
Total other comprehensive gain (loss) net of tax	1	1
Comprehensive loss	$(5,607)	$(7,604)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2017	59,051,978	$6	$177,076	$(175,516)	$(13)	$1,553
Cumulative effects of accounting change				2,500		2,500
Stock issued for cash at $4.00 - $4.04 per share, net	1,751,689		6,830			6,830
Stock-based compensation			887			887
Stock issued for vested RSUs	20,000
Comprehensive income:
Net Loss				(7,605)		(7,605)
Other comprehensive income, net of tax					1	1
Comprehensive loss						(7,604)
Balance at March 31, 2018	60,823,667	$6	$184,793	$(180,621)	$(12)	$4,166

Balance at December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888

Stock issued for cash at $5.05 -$5.42 per share, net	560,338		2,848			2,848
Stock-based compensation			785			785
Exercise of options	663,816		816			816
Comprehensive income:
Net Loss				(5,608)		(5,608)
Other comprehensive loss, net of tax					1	1
Comprehensive loss						(5,607)
Balance at March 31, 2019	68,104,001	$7	$212,766	$(204,030)	$(13)	$8,730

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
Cash flows from operating activities:	March 31, 2019	March 31, 2018
Net loss	$(5,608)	$(7,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	6
Stock-based compensation	785	887
Changes in assets and liabilities:
Accounts receivables	(2)	(6)
Prepaid expenses and other assets	(201)	(197)
Other liabilities	31	—
Accounts payable	229	3,331
Related party payable	—	258
Accrued payroll and related expenses	(54)	(1,970)
Income tax liability	(1)	5
Deferred revenue	—	2
Net cash used in operating activities	(4,819)	(5,289)
Cash flows from investing activities:
Purchase of investments	(2,283)	(282)
Proceeds from sale or maturity of investments	1,054	1,154
Net cash (used in) provided by investing activities	(1,229)	872
Cash flows from financing activities:
Proceeds from exercise of options	816	—
Proceeds from sale of common stock	2,848	6,830
Payments of taxes on restricted stock units	—	(4)
Net cash provided by financing activities	3,664	6,826
Net (decrease) increase in cash and cash equivalents	(2,384)	2,409
Cash and cash equivalents, beginning of period	7,611	3,135
Cash and cash equivalents, end of period	$5,227	$5,544

Cash paid for income taxes	$2	$—
Non-Cash Transactions:
Deferred revenue reclassified to retained earnings - ASC 606 adoption	$—	$2,500

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2019, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018, the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2019 and 2018,and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2019 and 2018, and our cash flows for the three months ended March 31, 2019 and 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC Topic 842. Operating lease ROU assets are included in other assets on the Condensed Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

Revenue Recognition

Most of our revenue is derived from licensing and royalty fees from contracts with customers which often span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete when our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology.

Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements, revenue is recognized over time, generally over the life of the servicing contract.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the three months ended March 31, 2019 we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Other Assets

Other assets at March 31, 2019 includes a right-of-use asset (“ROU”) related to a facility lease for corporate promotional and marketing purposes. The facility lease was paid in full at inception and the ROU is being amortized over the 10-year term of the lease. Other assets also includes an ROU related to our office operating lease which expires in October 2019 (See Note 8).

Index
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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,867	$—	$—	$3,867	$3,867	$—
Level 1:
Mutual funds	1,074	—	—	1,074	1,074	—
U.S. agency securities	3,318	1	—	3,319	286	3,033
	4,392	1	—	4,393	1,360	3,033
Total	$8,259	$1	$—	$8,260	$5,227	$3,033

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,048	$—	$—	$5,048	$5,048	$—
Level 1:
Mutual funds	1,107	—	—	1,107	1,107	—
U.S. agency securities	3,259	—	—	3,259	1,456	1,803
	4,366	—	—	4,366	2,563	1,803
Total	$9,414	$—	$—	$9,414	$7,611	$1,803

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) as amended and supplemented by subsequent ASU’s, (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We adopted this ASU on January 1, 2019 which had no impact on our consolidated statement of operations or cash flow (See Note 8 for impact on our Condensed Consolidated Balance Sheets).

Index
Note 3 — Income Taxes

We had income tax expense of $2 and $5 for the three months ended March 31, 2019 and 2018, respectively, as a result of minimum tax payments. During the three-month period ended March 31, 2019 and 2018, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $1,821 and $4,796 for the three months ended March 31, 2019 and 2018, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2019 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2019. The valuation allowance carried against our net deferred tax assets was approximately $38,000 and $36,000 at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, we have federal and state net operating loss carry-forwards of approximately $120,000 and $110,000, respectively, expiring beginning in 2027 and 2028, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2019, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party which expires in October 2019 (see Note 8).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $559, and $608 in rental fees and reimbursements to the LLC during the three months ended March 31, 2019 and 2018, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 16,624,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2024. As of March 31, 2019, 1,703,899 shares remained available for grant under the Plan. During the three months ending March 31, 2019, we did not grant options or RSU’s.

Stock-based compensation expense included in general and administrative expense was $374 and $388, and in research and development expense was $411 and $498, for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $5,347 and $1,270, respectively, which will be amortized over an estimated weighted average period of approximately 2.47 and 2.13 years, respectively.

Index
Note 6 — Equity

Common Stock

On July 30, 2018 we filed a $100,000 universal shelf registration statement on SEC Form S-3 which was declared effective by the SEC on August 16, 2018. We also entered an at-the-market equity offering sales agreement (“ATM”) with Cowen & Company, LLC on August 31, 2018, under which we can offer and sell shares of our common stock having an aggregate value of up to $50,000.

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of March 31, 2019, common stock with an aggregate value of up to $34,521 remained available for offer and sale under the ATM agreement.

During the three months ended March 31, 2019, we sold 560,338 shares under the ATM. The average sales price per common share was $5.24 and the aggregate proceeds from the sales totaled $2,936 during the period. Sales commissions, fees and other costs associated with the ATM totaled $88. During the three months ended March 31, 2018, we sold 1,751,689 shares under the ATM. The average sales price per common share was $4.02 and the aggregate proceeds from the sales totaled $7,042 during the period. Sales commissions, fees and other costs associated with the ATM totaled $212.

Warrants

In 2015 we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expire in April 2020. Information about warrants outstanding as of March 31, 2019 is as follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2018	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at March 31, 2019	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

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

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the District Court Judgement. Apple filed a request for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On March 12, 2019, the Court invited us to respond to Apple's petition on or before March 26, 2019. We filed our response on March 22, 2019. We are awaiting the Court’s decision in this matter.

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

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed opening brief. We filed our response on March 1, 2019. Apple filed its response on April 5, 2019. The oral arguments have not yet been scheduled.

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

Index
VirnetX Inc. (Case 18-1751)

On March 30, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,851 involving our U.S. Patent No. 7,418,504. The briefing in this appeal has been concluded; the oral arguments have been scheduled for June 4, 2019.

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

VirnetX Inc. (Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. We filed our opening brief on March 15, 2019. Cisco’s brief is due June 5, 2019.

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

Note 8 — Leases

We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets on the Condensed Consolidated Balance Sheet as of March 31, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

We lease office space under an operating lease which expires in October 2019. We also entered into an operating lease for a facility used for corporate promotional and marketing purposes which was prepaid in full in a prior year and expires in 2024.

As described under New Accounting Pronouncements above, we adopted ASU 2016-02 effective January 1, 2019. As a result of the adoption, on January 1, 2019 we reclassified $385 of prepaid lease payments for the promotional and marketing facility from current assets to non-current assets. At January 1, 2019 we recorded a ROU asset and lease liability of $45 for the office lease with a balance of $31 at March 31, 2019. For the three months ended March 31, 2019, we recorded lease expense of $110. Adoption of the ASU had no impact on the Condensed Consolidated Statement of Operations.

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

Index
We have signed Patent License Agreements with Avaya Inc., Aastra USA, Inc., Microsoft Corporation, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and/or an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products. We have also been working with IPVALUE Management Inc. in commercializing our portfolio of patents on securing real-time communications over the Internet with respect to certain third parties.

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

We will continue to license our patent portfolio, technology and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books and other devices, within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets including 5G and 4G/LTE.

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at SAIC, now Leidos, Inc. (“Leidos”) on critical notional security projects. Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of approximately 185 total patents and pending applications, including 70 U.S. patents/patent applications and 115 foreign patents/validations/pending applications This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

We will continue using a primarily outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents. We also intend to expand our design pilot in participation with leading 5G and 4G/LTE companies (domain infrastructure providers, chipset manufacturers, service providers and others) and build our secure domain name registry.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) as amended and supplemented by subsequent ASU’s, (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We adopted this ASU on January 1, 2019 which had no impact on our consolidated statement of operations or cash flow (see Note 8 for impact on our Condensed Consolidated Balance Sheets).

Index
Results of Operation

Three Months Ended March 31, 2019
Compared with Three Months Ended March 31, 2018
(in thousands, except per share amounts)

Revenue

For the three months ended March 31, 2019 and 2018 we recognized revenue of $8 and $6, respectively. Revenue recognized is from sales of our GABRIEL Connection Technology.

Research and Development Expenses

Our research and development expenses decreased by $69 to $936 for the three months ended March 31, 2019, from $1,005 for the three months ended March 31, 2018. This decrease was primarily due to decrease in employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1,903 to $4,706 for the three months ended March 31, 2019, from $6,609 for the three months ended March 31, 2018. The decrease is primarily due to a decrease in legal fees of $1,902 associated with our current patent infringement actions.

Other Income and Expenses

Interest income increased by $20 to $28 for the three months ended March 31, 2019, from $8 for the comparable 2018 period.

Liquidity and Capital Resources

As of March 31, 2019, our cash and cash equivalents totaled approximately $5,227 and our short-term investments totaled approximately $3,033, compared to cash and cash equivalents of approximately $7,611 and short-term investments of approximately $1,803 at December 31, 2018, respectively. Working capital was $6,799 at March 31, 2019, and $8,275 at December 31, 2018. The decrease in cash and investments during the three months ended March 31, 2019 was primarily attributed to expenditures on operating activities.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2019, as well as our ability to receive cash from sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Universal Shelf Registration Statement and ATM Offering

On July 30, 2018 we filed a $100,000 universal shelf registration statement on SEC Form S-3 which was declared effective by the SEC on August 16, 2018. We also entered an at-the-market equity offering sales agreement (“ATM”) with Cowen & Company, LLC on August 31, 2018, under which we can offer and sell shares of our common stock having an aggregate value of up to $50,000.

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of March 31, 2019, common stock with an aggregate value of up to $34,521 remained available for offer and sale under the ATM agreement.
.
During the three months ended March 31, 2019, we sold 560,338 shares under the ATM. The average sales price per common share was $5.24 and the aggregate proceeds from the sales totaled $2,936 during the period. Sales commissions, fees and other costs associated with the ATM totaled $88.

Index
Income Taxes

We had income tax expense of $2 and $5 for the three months ended March 31, 2019 and 2018, respectively, as a result of minimum tax payments. During the three-month period ended March 31, 2019 and 2018, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carry-forwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $1,821 and $4,796 for the three months ended March 31, 2019 and 2018, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2019 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2019. The valuation allowance carried against our net deferred tax assets was approximately $38,000 and $36,000 at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, we have federal and state net operating loss carry-forwards of approximately $120,000 and $110,000, respectively, expiring beginning in 2027 and 2028, respectively.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to net operating losses and tax credits remaining unutilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2019, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of March 31, 2019.

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

Index
ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2019.

The purpose of this evaluation was to determine whether as of March 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2017 Apple filed its notice of appeal of the Final Judgment entered on September 29, 2017 to the United States Court of Appeals for the Federal Circuit. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the District Court Judgement. Apple filed a request for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On March 12, 2019, the Court invited us to respond to Apple's petition on or before March 26, 2019. We filed our response on March 22, 2019. We are awaiting the Court’s decision in this matter.

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

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed opening brief. We filed our response on March 1, 2019. Apple filed its response on April 5, 2019. The oral arguments have not yet been scheduled.

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

VirnetX Inc. (Case 18-1751)

On March 30, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,851 involving our U.S. Patent No. 7,418,504. The briefing in this appeal has been concluded; the oral arguments have been scheduled for June 4, 2019.

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

VirnetX Inc. (Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. We filed our opening brief on March 15, 2019. Cisco’s brief is due June 5, 2019.

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

Index
ITEM 1A — RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks and uncertainties described below in addition to the other information set forth in this Qarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making any investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

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

Index
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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue, results of operations, and financial condition. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU (“Brexit”). The United Kingdom enacted a Data Protection Act that substantially implements the GDPR, but Brexit has created uncertainty about the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is possible that it will be amended again before it goes into effect. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business or operations. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business and may lead to claims and investigations by private parties and governmental entities, the expenditure of legal and other costs, and of substantial time and resources, as well as significant fines, penalties or liabilities. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements divert our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

Index
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

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2018, and March 31, 2019, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.20 and $6.99 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Index
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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2019, we had outstanding options to purchase an aggregate of 5,335,021 shares of common stock representing approximately 8% of our total shares outstanding of which 3,414,613 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $17.3 million for the year ended December 31, 2017, a net loss of $25 million for the year ended December 31, 2018, and a net loss of $5.6 million for the three months ended March 31, 2019, with an accumulated deficit of $204 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of March 31, 2019, our executive officers and directors beneficially owned approximately 13% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
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

Date: May 10, 2019