Form 10-Q
period 2019-06-30
VirnetX Holding Corp
filed 2019-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

68,945,889 shares of Registrant’s Common Stock were outstanding as of August 7, 2019.

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

Among others, the forward-looking statements appearing in this quarterly report that may not occur include statements that:

•          We have been awarded damages in the amount of $439.7 million in the VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”) litigation and $595.9 million in the VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”) litigation. Taken together, these statements may imply that we may soon receive over $1 billion in cash. The United States Court of Appeals for the Federal Circuit (“USCAFC”) issued a Rule 36 order affirming the District Court Judgment in the Apple I case and subsequently denied the request for rehearing and rehearing en-banc filed by Apple. However, (1) Apple may file a petition for a writ of certiorari with the Supreme Court of the United States from the USCAFC decision in Apple I litigation and, if the Supreme Court grants cetriorari, the USCAFC's decision may be reversed or vacated, or (2) Apple has appealed the awards in Apple II litigations and the court’s or jury’s decisions may be reversed or amended upon appeal, or (3) we may be unsuccessful in our appeal of certain actions by the patent trial and appeals board that have been initiated by Apple or other parties -- if any of these occur, they may have the effect of thwarting entirely, or reducing and delaying payments to us. The continuation of these litigations is distracting to our management and expensive, and this distraction and expense may continue.

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

VIRNETX HOLDING CORPORATION

INDEX
Page
PART I — FINANCIAL INFORMATION	1
Item 1 —Condensed Consolidated Financial Statements.	1

Condensed Consolidated Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (unaudited)	2
Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (unaudited)	2
Condensed Consolidated Statements of Stockholders’ Equity for each of the three months in the six months ended June 30, 2019 and June 30, 2018 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 —Quantitative and Qualitative Disclosures About Market Risk	17

Item 4 —Controls and Procedures	17

PART II — OTHER INFORMATION	18
Item 1 —Legal Proceedings	18

Item 1A —Risk Factors	21

Item 6 —Exhibits	32

SIGNATURES	33
EXHIBIT INDEX	34

Index
PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2019	As of December 31, 2018
ASSETS	(unaudited)

Current assets:

Cash and cash equivalents	$4,155	$7,611
Investments available for sale	2,772	1,803
Accounts receivables	8	6
Prepaid expenses and other current assets	454	718
Total current assets	7,389	10,138
Other assets	1,832	1,604
Property and equipment, net	5	9
Total assets	$9,226	$11,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$448	$1,050
Accrued payroll and related expenses	261	277
Other current liabilities	140	140
Income tax liability	—	396
Total current liabilities	849	1,863

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2019 and December 31, 2018, Issued and outstanding: 0 shares at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2019 and December 31, 2018, Issued and outstanding: 68,754,547 shares and 66,879,847 shares, at June 30, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	216,543	208,317
Accumulated deficit	(208,160)	(198,422)
Accumulated other comprehensive loss	(13)	(14)
Total stockholders’ equity	8,377	9,888
Total liabilities and stockholders’ equity	$9,226	$11,751

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$38	$16	$46	$22
Operating expense:
Research and development	986	1,186	1,921	2,191
Selling, general and administrative	3,604	5,292	8,310	11,901
Total operating expense	4,590	6,478	10,231	14,092
Loss from operations	(4,552)	(6,462)	(10,185)	(14,070)
Interest income, net	27	12	54	20
Loss before taxes	(4,525)	(6,450)	(10,131)	(14,050)
Benefit (expense) for income tax	395	—	393	(5)
Net loss	$(4,130)	$(6,450)	$(9,738)	$(14,055)
Basic and diluted loss per share	$(0.06)	$(0.10)	$(0.14)	$(0.23)
Weighted average shares outstanding basic and diluted	68,258	61,532	67,929	60,835

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(4,130)	$(6,450)	$(9,738)	$(14,055)
Other comprehensive income (loss):
Change in unrealized gain on investments, net of tax	—	(1)	1	—
Total other comprehensive income gain (loss)	—	(1)	1	—
Comprehensive loss	$(4,130)	$(6,451)	$(9,737)	$(14,055)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2017	59,051,978	$6	$177,076	$(175,516)	$(13)	$1,553
Cumulative effects of accounting change ASC 606				2,500		2,500
Stock issued for cash at $4.02 per share, net	1,751,689		6,830			6,830
Stock-based compensation			887			887
Stock issued for vested RSUs	20,000
Net Loss				(7,605)		(7,605)
Other comprehensive income, net of tax					1	1

Comprehensive loss						(7,604)
Balance at March 31, 2018	60,823,667	$6	$184,793	$(180,621)	$(12)	$4,166
Stock issued for cash at $3.45 - $4.13 per share, net	1,320,921		4,809			4,809
Stock-based compensation			1,121			1,121
Stock issued for vested RSUs	148,219
Comprehensive income:
Net Loss				(6,450)		(6,450)

Comprehensive loss						(6,450)
Balance at June 30, 2018	62,292,807	$6	$190,723	$(187,071)	$(12)	$3,646

Balance at December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888
Stock issued for cash at $5.05 -$5.42 per share, net	560,338		2,848			2,848
Stock-based compensation			785			785
Exercise of options	663,816		816			816
Net Loss				(5,608)		(5,608)
Other comprehensive loss, net of tax					1	1
Comprehensive loss						(5,607)
Balance at March 31, 2019	68,104,001	$7	$212,766	$(204,030)	$(13)	$8,730
Stock issued for cash at $6.02 -$6.49 per share, net	467,928		2,849			2,849
Stock-based compensation			928			928
Stock issued for vested RSUs	182,618
Comprehensive income:
Net Loss				(4,130)		(4,130)

Comprehensive loss						(4,130)
Balance at June 30, 2019	68,754,547	$7	$216,543	$(208,160)	$(13)	$8,377

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(9,738)	$(14,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	10
Stock-based compensation	1,713	2,008
Changes in assets and liabilities:
Prepaid expenses and other assets	36	(80)
Accounts payable and accrued liabilities	(602)	2,552
Accrued payroll and related expenses	31	(1,923)
Accounts receivables	(2)	(2)
Income tax liability	(396)	6
Net cash used in operating activities	(8,954)	(11,484)
Cash flows from investing activities:
Purchase of investments	(3,391)	(924)
Proceeds from sale or maturity of investments	2,423	1,635
Net cash (used in) provided by investing activities	(968)	711
Cash flows from financing activities:
Proceeds from exercise of options	816	—
Proceeds from sale of common stock	5,697	11,639
Payments of taxes on restricted stock units	(47)	(33)
Net cash provided by financing activities	6,466	11,606
Net change in cash and cash equivalents	(3,456)	833
Cash and cash equivalents, beginning of period	7,611	3,135
Cash and cash equivalents, end of period	$4,155	$3,968

Non-cash transactions
Deferred revenue reclassified to retained earnings – ASC 606 adoption	$—	$2,500

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 75 U.S. patents/patent applications and 110 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Machine-to-Machine (“M2M”), and communications in areas including “Smart City,” “Connected Car” and “Connected Home.” All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. (“Leidos”) (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos based on cash or certain other values generated from those patents in certain circumstances. The amount of such payments depends upon the type of value generated and certain categories are subject to maximums and other limitations.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2019, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, the Condensed Consolidated Statements of Stockholders’ Equity for each of the three months in the six months ended June 30, 2019 and 2018, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Index
Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC Topic 842. Operating lease right-of-use (“ROU”) assets are included in other assets on the Condensed Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

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

Deferred revenue

From 2013 to 2016, we received contractual payments totaling $10,000. In accordance with our revenue recognition policy, we deferred and then recognized revenue over the life of the contract, but not ahead of collection. On January 1, 2018, we adopted Topic 606 and applied the modified retrospective approach as discussed above.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the six months ended June 30, 2019 we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Other Assets

Other assets at June 30, 2019 includes a right-of-use asset related to a facility lease for corporate promotional and marketing purposes. The facility lease was paid in full at inception and the ROU is being amortized over the 10-year term of the lease. Other assets also include a ROU asset related to our office operating lease which expires in October 2019 (See Note 8).

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2019, and December 31, 2018.

	June 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,509	$—	$—	$3,509	$3,509	$—

Level 1:
Mutual funds	646	—	—	646	646	—
U.S. agency securities	2,771	1	—	2,772	—	2,772
Total investments	3,417	1	—	3,418	646	2,772
Total	$6,926	$1	$—	$6,927	$4,155	$2,772

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,048	$—	$—	$5,048	$5,048	$—
Level 1:
Mutual funds	1,107	—	—	1,107	1,107	—
U.S. agency securities	3,259	—	—	3,259	1,456	1,803
Total investments	4,366	—	—	4,366	2,563	1,803
Total	$9,414	$—	$—	$9,414	$7,611	$1,803

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) as amended and supplemented by subsequent ASU’s, (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We adopted this ASU on January 1, 2019 which had no impact on our condensed consolidated statements of operations or cash flow (See Note 8 for impact on our Condensed Consolidated Balance Sheets).

Index
Note 3 - Income Taxes

We had an income tax benefit of $395 and $393 for the three and six-months ended June 30, 2019, respectively, due to a release of a state reserve as the statute of limitation for the tax return expired in the quarter. We had income tax expenses of $0 and $5 for the three and six months ended June 30, 2018 respectively.  During the three and six-month period ended June 30, 2019 and 2018, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $36 for the six months ended June 30, 2019.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2019 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at June 30, 2019. The valuation allowance carried against our net deferred tax assets was approximately $36,000 at June 30, 2019 and December 31, 2018.

As of June 30, 2019, we have federal and state net operating loss carryforwards of approximately $124,000 and $108,000, respectively, expiring beginning in 2027 and 2028, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. We adopted the new standard effective January 1, 2018 under the modified retrospective method.  Under the modified retrospective method, we recognized deferred revenue of $2,500 through retained earnings.  The tax provision is prepared based on the assumption that the Company will file accounting method change form 3115 with its 2018 tax return to reflect the adoption of Topic 606.

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

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $326, and $885 compared to $75, and $683 in rental fees and reimbursements to the LLC during the three and six months ended June 30, 2019 and 2018, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. In April 2017, the Board approved an amendment and restatement of the Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved of the Plan Amendment at the 2017 Annual Meeting of Stockholders held on June 1, 2017. The Plan provides for grants of 16,624,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023.  As of June 30, 2019, 1,128,903 shares remained available for grant under the Plan.

During the three months ended June 30, 2019, we granted options for a total of 345,000 shares with a weighted average grant date fair value of $4.63 per option. During the three months ended June 30, 2018, we granted options totaling 340,000 shares with a weighted average grant date fair value of $2.31.

During the six months ended June 30, 2019, we granted options for a total of 345,000 shares. The weighted average fair value at the grant dates for options issued during the six months ended June 30, 2019 was $4.63 per option.  The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2019 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 92 percent (iii) a risk-free interest rate of 2.09 percent and (iv) and expected option term of 6 years.

Index
During the six months ended June 30, 2018, we granted options for a total of 1,010,000 shares with a weighted average grant date fair value of $2.52. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2018 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 85 percent (iii) a risk-free interest rate average of 2.65 percent and (iv) an expected option term of 6 years.

During the three months ended June 30, 2019 and 2018, we granted 229,996 and 226,663 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the three months ended June 30, 2019 and 2018 were $6.06 and $3.19 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the three months ended June 30, 2019 and 2018, we paid $47 and $33 in withholding taxes on shares issued upon conversion of RSUs. The underlying shares were canceled. These amounts are reflected as financing costs in the accompanying statement of cash flows.

During the six months ended June 30, 2019 and 2018, we granted 229,996 and 246,663 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the six months ended June 30, 2019 and 2018 were $6.06 and $3.28 per RSU, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the six months ended June 30, 2019 and 2018, we paid $47 and $33 in withholding taxes on shares issued upon conversion of RSUs. The underlying shares were canceled. These amounts are reflected as financing costs in the accompanying statement of cash flows.

Stock-based compensation expense included in general and administrative expense was $498 and $872 and in research and development expense was $430 and $841 for the three and six months ended June 30, 2019, respectively, and $467 and $855 for general and administrative expense and $655 and $1,154 for research and development expense for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $6,284 and $2,396, respectively, which will be amortized over an estimated weighted average period of approximately 2.50 and 2.84 years, respectively.

During the six-month period ended June 30, 2019 we issued 663,816 new shares of common stock as a result of the exercise of options and 182,618 shares of common stock as a result of vesting RSUs.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of June 30, 2019, common stock with an aggregate value of up to $31,584 remained available for offer and sale under the ATM agreement.

During the three months ended June 30, 2019, we sold 467,928 shares under the ATM. The average sales price per common share was $6.28 and the aggregate proceeds from the sales totaled $2,937 during the period. Sales commissions, fees and other costs associated with the ATM totaled $88. During the six months ended June 30, 2019, we sold 1,028,266 shares under the ATM. The average sales price per common share was $5.71 and the aggregate proceeds from the sales totaled $5,873 during the period. Sales commissions, fees and other costs associated with the ATM totaled $176.

Index
Warrants

In 2015 we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expire in April 2020. Information about warrants outstanding as of June 30, 2019 is as follows:

Original Number of Warrants Issued	Exercise Price per Common Share	Exercisable at December 31, 2018	Became Exercisable	Exercised	Terminated / Cancelled / Expired	Exercisable at June 30, 2019	Expiration Date
25,000	$7.00	25,000	—	—	—	25,000	April 2020
		25,000	—	—	—	25,000

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

Index
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

On July 8, 2019, the USCAFC issued its opinion vacating and remanding both decisions. The court agreed with us that the PTAB misconstrued the patent claims, that many of the PTAB’s invalidity findings lacked substantial evidence, and that the Board abused its discretion in denying us the opportunity to file a motion for additional discovery as to the real party-in-interest issues.

•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple appealed the Final Judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the District Court Judgement. Apple filed a request for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On March 12, 2019, the Court invited us to respond to Apple’s petition on or before March 26, 2019. We filed our response on March 22, 2019.

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751), issued on June 28, 2019 (described below). We filed a response to Apple’s motion and a contingent motion for leave to file a responsive supplemental brief on July 11, 2019. On July 17, 2019, the USCAFC granted both motions and ordered Apple’s and our supplemental briefs filed. On August 1, 2019, USCAFC issued an order denying Apple’s petition for panel and en banc rehearing.

•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504.  Oral arguments in this case were argued on January 8, 2019.

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751), issued on June 28, 2019 (described below). We filed a response to Apple’s motion and a contingent motion for leave to file a responsive supplemental brief on July 11, 2019. On July 15, 2019, we filed a corrected response and a corrected supplemental brief. On July 17, 2019, the USAFC granted both motions and ordered Apple’s and our supplemental briefs filed.

On August 1, 2019, the USCAFCT issued an opinion in this case agreeing with us that the PTAB could not maintain two of those reexaminations (initiated by Apple Inc.) with respect to claims as to which there has been a prior “final decision” on patent validity entered by a federal court. The court instructed PTAB to terminate those reexamination proceedings with respect to claims 1-35 of the ‘504 patent and claims 36-59 of the ‘211 patent. The court affirmed PTAB’s invalidity findings with respect to the remaining patent claims. We are reviewing all our options in this case.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments have not yet been scheduled.

VirnetX Inc. v. Apple Inc. (USCAFC Case 17-2490)

On August 23, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696. On December 10, 2018, the USCAFC issued an opinion affirming the PTAB’s invalidity findings.

VirnetX Inc. (USCAFC Case 17-2593)

On September 22, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the USPTO indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

Index
VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751)

On March 30, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,851 involving our U.S. Patent No. 7,418,504. Oral arguments in this case were held on June 4, 2019.

On June 28, 2019, the USCAFC issued its opinion vacating the PTAB’s invalidity findings with respect to claims 5, 12, and 13 and remanding to the PTAB for further proceedings.  The court affirmed the PTAB’s invalidity findings with respect to the remaining patent claims. Upon our request, the USCAFC has extended our deadline for filing a petition for rehearing in this case until August 12, 2019.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. We filed our opening brief on March 15, 2019. Cisco filed its response brief on June 19, 2019. Our reply brief is due on August 14, 2019.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. The briefing has not yet commenced, with our opening brief due on August 27, 2019.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1725)

On March 29, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,792 involving our U.S. Patent No. 7,188,180. The briefing has not yet commenced, with our opening brief due on September 10, 2019.

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

Note 8 — Leases

We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

We lease office space under an operating lease which expires in October 2019. We also entered an operating lease for a facility used for corporate promotional and marketing purposes which was prepaid in full in a prior year and expires in 2024.

As described under New Accounting Pronouncements above, we adopted ASU 2016-02 effective January 1, 2019. As a result of the adoption, on January 1, 2019 we reclassified $385 of prepaid lease payments for the promotional and marketing facility from current assets to non-current assets. At January 1, 2019 we recorded a ROU asset and lease liability of $45 for the office lease with a balance of $18 at June 30, 2019. For the three and six months ended June 30, 2019, we recorded lease expense of $14 and $28, respectively. Adoption of the ASU had no impact on the Condensed Consolidated Statement of Operations.

Note 9 — Subsequent Events

Between July 1, 2019 and July 3, 2019, we sold 191,342 shares of common stock under the ATM offering. The average sales price per common share sold was $6.21 and the aggregate proceeds from the sales totaled $1,188. Sales commissions, fees other costs associated with the ATM transactions totaled $36.

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an Internet security software and technology company with patented technology for secure communications including 5G and 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 185 total patents and pending applications, including 75 U.S. patents/patent applications and 110 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at SAIC, now Leidos, Inc. (“Leidos”) on critical notional security projects. Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of approximately 185 total patents and pending applications, including 75 U.S. patents/patent applications and 110 foreign patents/validations/pending applications This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

Index
Results of Operations

Three and Six Months Ended June 30, 2019
Compared with Three and Six Months Ended June 30, 2018
(in thousands, except per share amounts)

Revenue

We had revenues of $38 and $46 for the three and six months ended June 30, 2019, respectively, and revenues of $16 and $22 for the three and six months ended June 30, 2018, respectively.

Research and Development Expenses

Research and development expenses were $986 and $1,186 for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $200 due primarily to a decrease in staff expense. Research and development expenses were $1,921 and $2,191 for the six months ended June 30, 2019 and 2018, respectively, representing a decrease of $270 due primarily to a decrease in staff expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended June 30, 2019 compared to June 30, 2018 decreased by $1,688 to $3,604. The change is primarily due to a decrease in legal fees associated with our patent infringement litigation. For the six months ended June 30, 2019 our selling, general and administrative expenses decreased by $3,591 to $8,310 compared to the six months ended June 30, 2018.  The change was primarily due to a $4,194 decrease in legal fees associated with our patent infringement actions. We expect to incur the same levels or decreased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

Interest income increased by $15 to $27 for the three months ended June 30, 2019, from $12 for the comparable 2018 period, and increased by $34 to $54 for the six months ended June 30, 2019 from $20 for the six months ended June 30, 2018. Income tax expense changed by $395 and $398 for the three and six months ended June 30, 2019, respectively, (See Note–3 Income Taxes).

Net loss

Net loss for the three months ended June 30, 2019 and June 30, 2018 was $4,130 and $6,450, respectively. Net loss for the six months ended June 30, 2019 and June 30, 2018 was $9,738 and $14,055, respectively. The changes are primarily due to decreases in legal fees associated with our patent infringement actions which are reported in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2019, our cash and cash equivalents totaled approximately $4,155 and our short-term investments totaled approximately $2,772, compared to cash and cash equivalents of approximately $7,611 and short-term investments of approximately $1,803 at December 31, 2018. Working capital was $6,540 at June 30, 2019, and $8,275 at December 31, 2018. The decrease in cash and investments during the six months ended June 30, 2019 was primarily attributed to operating losses incurred during the period.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2019, as well as our ability to obtain cash from sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future.  Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of June 30, 2019, common stock with an aggregate value of up to $31,584 remained available for offer and sale under the ATM agreement.

During the six months ended June 30, 2019, we sold 1,028,266 shares under the ATM. The average sales price per common share was $5.71 and the aggregate proceeds from the sales totaled $5,873 during the period. Sales commissions, fees and other costs associated with the ATM totaled $176.

Income Taxes

We had an income tax benefit of $395 and $393 for the three and six-months ended June 30, 2019, respectively, due to a release of a state reserve as the statute of limitation for the tax return expired in the quarter. We had income tax expenses of $0 and $5 for the three and six months ended June 30, 2018 respectively.  During the three and six-month period ended June 30, 2019 and 2018, we had net operating losses (“NOLs”) which generated deferred tax assets for NOL carryforwards. We provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. Valuation allowances provided for our net deferred tax assets increased by approximately $36 for the six months ended June 30, 2019.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2019 will not be fully realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at June 30, 2019. The valuation allowance carried against our net deferred tax assets was approximately $36,000 at June 30, 2019 and December 31, 2018.

As of June 30, 2019, we have federal and state net operating loss carryforwards of approximately $124,000 and $108,000, respectively, expiring beginning in 2027 and 2028, respectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“Topic 606”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. We adopted the new standard effective January 1, 2018 under the modified retrospective method.  Under the modified retrospective method, we recognized deferred revenue of $2,500 through retained earnings.  The tax provision is prepared based on the assumption that the Company will file accounting method change form 3115 with its 2018 tax return to reflect the adoption of Topic 606.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of June 30, 2019.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our condensed consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2019.

The purpose of this evaluation was to determine whether as of June 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
On July 8, 2019, the USCAFC issued its opinion vacating and remanding both decisions. The court agreed with us that the PTAB misconstrued the patent claims, that many of the PTAB’s invalidity findings lacked substantial evidence, and that the Board abused its discretion in denying us the opportunity to file a motion for additional discovery as to the real party-in-interest issues.

•	VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1197-CB) (Appeal of Apple I Case)

On October 27, 2017 Apple appealed the Final Judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the District Court Judgement. Apple filed a request for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On March 12, 2019, the Court invited us to respond to Apple’s petition on or before March 26, 2019. We filed our response on March 22, 2019.

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751), issued on June 28, 2019 (described below). We filed a response to Apple’s motion and a contingent motion for leave to file a responsive supplemental brief on July 11, 2019. On July 17, 2019, the USCAFC granted both motions and ordered Apple’s and our supplemental briefs filed. On August 1, 2019, the USCAFC issued an order denying Apple’s petition for panel and en banc rehearing.

•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504.  Oral arguments in this case were argued on January 8, 2019.

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751), issued on June 28, 2019 (described below). We filed a response to Apple’s motion and a contingent motion for leave to file a responsive supplemental brief on July 11, 2019. On July 15, 2019, we filed a corrected response and a corrected supplemental brief. On July 17, 2019, the USAFC granted both motions and ordered Apple’s and our supplemental briefs filed.

On August 1, 2019, the USCAFCT issued an opinion in this case agreeing with us that the PTAB could not maintain two of those reexaminations (initiated by Apple Inc.) with respect to claims as to which there has been a prior “final decision” on patent validity entered by a federal court. The court instructed PTAB to terminate those reexamination proceedings with respect to claims 1-35 of the ‘504 patent and claims 36-59 of hte ‘211 patent. The court affirmed PTAB’s invalidity findings with respect to the remaining patent claims. We are reviewing all our options in this case.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments have not yet been scheduled.

VirnetX Inc. v. Apple Inc. (USCAFC Case 17-2490)

On August 23, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00331 and IPR2016-00332 involving our U.S. Patent No. 8,504,696. On December 10, 2018, the USCAFC issued an opinion affirming the PTAB’s invalidity findings.

VirnetX Inc. (USCAFC Case 17-2593)

On September 22, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the USPTO indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751)

On March 30, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,851 involving our U.S. Patent No. 7,418,504. Oral arguments in this case were held on June 4, 2019.

On June 28, 2019, the USCAFC issued its opinion vacating the PTAB’s invalidity findings with respect to claims 5, 12, and 13 and remanding to the PTAB for further proceedings.  The court affirmed the PTAB’s invalidity findings with respect to the remaining patent claims. Upon our request, the USCAFC has extended our deadline for filing a petition for rehearing in this case until August 12, 2019.

Index
VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. We filed our opening brief on March 15, 2019. Cisco filed its response brief on June 19, 2019. Our reply brief is due on August 14, 2019.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. The briefing has not yet commenced, with our opening brief due on August 27, 2019.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1725)

On March 29, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,792 involving our U.S. Patent No. 7,188,180. The briefing has not yet commenced, with our opening brief due on September 10, 2019.

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

Index
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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, computer viruses, attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and current or potential customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

Index
A security breach or other security incident could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, and inquires by private parties or governmental entities that may divert management's attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our operating results and financial condition.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom enacted a Data Protection Act in 2018 that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK Data Protection Act, all of which may adversely affect our revenue and product sales. Additionally, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Index
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

Index
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

We expect to expand our presence internationally in Japan and elsewhere through, for example, international partnerships, joint ventures and other arrangements with third parties and the possibility of establishing international subsidiaries and offices. Our international expansion may present challenges and risks, including those inherent in international operations, to us and may require significant attention from management. We may not be successful in our international partnerships, expansion efforts, and we may incur significant operating expenses. For instance, as previously disclosed in our public filings, we terminated certain agreement with Public Intelligence Technology Associates in March 2018.

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

The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial condition and operating results.
Document2

Index
Risks Related to Our Common Stock

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2018, and June 30, 2019, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.40 and $6.99 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Index
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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2019, we had outstanding options to purchase an aggregate of 5,680,021 shares of common stock representing approximately 8% of our total shares outstanding of which 3,652,579 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $17.3 million for the year ended December 31, 2017, a net loss of $25.4 million for the year ended December 31, 2018, and a net loss of $9.7 million for the six months ended June 30, 2019, with an accumulated deficit of $208 million. The following include some of the factors that may cause our operating results to fluctuate:

Index
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

As of June 30, 2019, our executive officers and directors beneficially owned approximately 14.7% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Date: August 9, 2019

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