Form 10-K
period 2019-12-31
VirnetX Holding Corp
filed 2020-03-16
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
308 Dorla Court, Suite 206 Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 775-548-1785
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VHC	NYSE American LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2019, was $380,524,606 based upon the closing price of the common shares of the Registrant on June 28, 2019. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

70,787,455 shares of Registrant’s Common Stock were outstanding as of March 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019 relating to the Registrant’s 2020 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Annual Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Annual Report that may not occur include statements that:

•	In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, in November 2019, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) affirmed-in-part and reversed-in-part the judgement issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. The Federal Circuit affirmed the district court’s ruling that Apple Inc. (“Apple”) was precluded from challenging the validity of the asserted patents, and also affirmed the jury’s finding of infringement with respect to Apple’s VPN on Demand feature. The Federal Circuit reversed, however, the finding of infringement with respect to Apple’s FaceTime feature. The Federal Circuit remanded to the district court for an assessment of whether, given that only VPN on Demand infringed, the district court could enter a new judgment based on the prior jury verdict or whether a new trial was required on damages. The district court has not yet ruled on remand. The outcome in the district court will affect the total amount of the judgment under the jury’s verdict or may result in a new trial on damages. In addition, the patents in issue are being challenged in the United States Patent and Trademark Office. If those challenges are successful, they could also impact the award in the case. The continuation of this litigation, as well as the Apple I litigation discussed below, is distracting to our management and expensive, and this distraction and expense may continue.
•	In the VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”) litigation, we have been awarded total damages in the amount of $439.8 million. On February 24, 2020, the United States Supreme Court denied Apple’s petition for certiorari with respect to the final judgment awarded in that case. Under a stipulation filed in the case, Apple agreed to pay any payments then due under the judgment within 20 days of completion of any appeal from the judgment in this matter. Accordingly, on March 13, 2020, we received final payment of $454,033,859.87 from Apple, representing the previously announced final judgment with interest in the case. Apple has filed a motion in the district court seeking to vacate the district court’s final judgment and has indicated that it will seek restitution of the payment if relief is awarded. Although the Company believes Apple’s motion is without merit, the district court has not yet ruled on this motion. We cannot assure that Apple will not continue to challenge and seek reimbursement of the payment.
•	We have undertaken activities to commercialize our products and patent portfolio in and outside the United States. These statements may imply that the worldwide market for our commercialized products is large and

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

The Company

We are an Internet security software and technology company with patented technology for secure communications including 5G and 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2020 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product GABRIEL Secure Communication Platform™ includes a set of sophisticated software libraries with application interfaces available for securing third-party applications seamlessly across multiple operating system platforms. Unlike other collaboration and communication products and services on the market today, this product does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time.

Our GABRIEL Gateway product extends our Secure Communication Platform™ by allowing existing Networked Devices and Services to seamlessly join the “GABRIEL SECURED” network without requiring any modifications. All these devices or services, including cloud based services, can now be assigned a VirnetX Secure Domain Name and use a fully authenticated secure communication channels for its communications.

Our GABRIEL Collaboration Suite™ is a set of communication tools that use our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between devices that are enrolled in our security fabric and have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. A large number of small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

We are actively recruiting partners in various vertical markets including, healthcare, finance, government, etc., to help us rapidly expand our enterprise customer base. A number of International Association of Certified ISAO (IACI) including ISAO's for Maritime & Ports ISAO, Credit Union ISAO, City of Chicago ISAO, Human Trafficking ISAO, have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”). Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of approximately 194 U.S. and Foreign patents, patent validations and pending applications. This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

Embedded mobile broadband computing devices include PCs, netbooks, tablets, and mobile Internet devices (MIDs) with embedded mobile broadband modems to enable Internet access via a mobile broadband network. A growing number of these devices are now shipping enabled with LTE/4G. Mobile Internet devices (MIDs) include handheld mobile Internet devices; e.g, eReader, gaming console, digital picture frame, digital camera, with embedded mobile broadband modems. Mobile broadband routers have mobile broadband modems or antenna as the broadband connection; have multiple Ethernet ports and integrated wireless access points for local area connectivity and bandwidth sharing; can have integrated hub or switch; may have an integrated stateful firewall or IPSec VPN and are also known as mobile hotspot routers.

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

Based on our estimates, using several market data sources, we believe that growth in 5G network subscriptions will start picking up in 2020 and forecast to reach 2.6 billion in 2025, equivalent to more than one in every five mobile connections. According to our calculations, 5G connections in North America are forecasted to surpass 32 million by the end of 2021 while the worldwide count for the same period is expected to be approximately 156 million. Worldwide LTE based subscriptions are expected to grow from 4.7 billion in 2019 to 5.9 billion by 2024. VoLTE is now available in more than 125 networks spanning across approximately 60 countries. Based on recent measurements in operator networks, the number of VoLTE subscriptions is now projected to grow from 1.4 million to 6.1 billion by the end of 2024, making up more than 90 percent of all LTE subscriptions globally. Mobile Data Traffic per device, including smartphone and tablets, is expected to increase from 13.5 Gigabytes per month in 2018 to over 29 Gigabytes per month in 2023. We believe in order to realize the full functionality of IP mobility, several challenges including security must be overcome. When users are mobile, connections and data need to cross multiple network boundaries, each of which poses a security threat. Wireless networks may be threatened or compromised by rogue users who enter through insecure wireless access points. We believe that providing authenticated access to the M2M networks and enterprise applications are important requirements and represent a significant market opportunity for our patented technology and secure domain names to provide users or machines fully authenticated secure access on a “zero-click” or “single-click” basis.

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

Our Products

Our GABRIEL Secure Communication Platform™, unlike other collaboration and communication products and services on the market today, does not require access to users’ confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time. Our GABRIEL Collaboration Suite™ is a set of applications that run on top of our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between users’ devices. The following applications are included in the current release and can be easily accessed through the GABRIEL interface:

•	Secure chat. Allows users to quickly send and receive text, files and screen shots.
•	Secure share. Allows users to grant coworkers read/write access to desired folders.
•	Secure video/voice. Provides users ability to conduct audio and/or video conferencing securely with any other GABRIEL user.
•	Secure mail. Allows users to send email and attachments directly from sender to recipient without requiring a centralized mail server.
•	Secure sync/backup. Allows users to quickly push single files or automatically backup your files to one or multiple GABRIEL destinations.

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

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•	Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enables users to create a secure communication link by generating secure domain names. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.
•	Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence and unified communications end-markets.
•	Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for Leidos, during which time they invented the technology that is the foundation of our technology, and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

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

We have signed a non-exclusive Distribution and Service Agreement with IP Dream, a Japanese based strategic technology developer and service provider, to sell VirnetX’s Gabriel Collaboration Suite as well as VirnetX’s Secure Domain Name technology to its clients in Japan and greater Asia. Jointly with IP Dream, we are currently pursuing a number of OEM opportunities with some of the largest services providers in Japan. Along with our efforts with IP dream, we continue to explore alternative strategies to pursue opportunities to work with other third parties in Japan, and elsewhere, using an approach that will seek to capitalize on these opportunities in part by placing more emphasis on the use of our own employees.

Competition

We believe our technology and solutions compete primarily against various proprietary security solutions. We group these solutions into three main categories:

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

We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our U.S. patents is available on our website located at www.virnetx.com. Each patent is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. The term of each of our issued U.S. and foreign patents will expire during the period from 2019 to 2024.

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

Key terms of these agreements are as follows:

•	Patent Assignment. Leidos, unconditionally and irrevocably conveyed, transferred, assigned and quitclaimed all its right, title and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent Office, including, without limitation, the right to sue for past infringement.
•	License to Leidos, Outside the Field of Use. Effective March 12, 2008, we granted to Leidos, a non-exclusive, royalty free, fully paid, perpetual, worldwide, irrevocable, sub licensable and transferable right and license permitting Leidos, and its assignees to make, have made, import, use, offer for sale, and sell products and services covered by, and to make improvements to, the patents and patent applications we acquired from Leidos, solely outside our field of use.
•	Compensation Obligations. As consideration for the assignment of the patents and for the rights we obtained from Leidos, as amended, we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations. In 2010, we met our maximum royalty payment requirement; however, Leidos is also entitled under certain circumstances to receive a portion of the proceeds paid to us for certain acquisitions of VirnetX and the settlement of certain patent infringement claims of ours.

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

Employees

As of December 31, 2019, we had 20 full time employees.

Corporate Overview and History

We are a holding company and conduct our operations through our wholly owned subsidiary, VirnetX, Inc. VirnetX, Inc., was incorporated in the State of Delaware in August 2005. In November 2006, VirnetX, Inc. acquired certain patents from SAIC, now Leidos. In July 2007, we effected a merger by and among VirnetX, Inc., VirnetX Holding Corporation and a wholly-owned subsidiary of VirnetX Holding Corporation, whereby VirnetX, Inc. merged with, and became, a wholly-owned subsidiary of VirnetX Holding Corporation and VirnetX Holding Corporation issued shares of its common stock to the stockholders of VirnetX, Inc. as consideration for the merger. As a result of this merger, the former security holders of VirnetX, Inc. came to own a majority of our outstanding common stock. On October 29, 2007, we changed our name from PASW, Inc. to VirnetX Holding Corporation.

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

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights policies. This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project Long Term Evolution (“LTE”), Systems Architecture Evolution project. We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms and conditions, with compensation) for the patents identified by us that are or become essential to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI Intellectual Property Rights policies. Our licensing declarations under the ATIS and ETSI Intellectual Property Rights policies may limit our flexibility in determining royalties and license terms for certain of our patents. Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•	New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has modified some tests used by the USPTO in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, in 2012 the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents;
•	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO;
•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer; and
•	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom enacted a Data Protection Act that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK Data Protection Act, all of which may adversely affect our revenue and product sales. Additionally, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. More generally, we cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

We expect to expand our presence internationally in Japan and elsewhere through, for example, international partnerships, joint ventures and other arrangements with third parties and the possibility of establishing international subsidiaries and offices. Our international expansion may present challenges and risks, including those inherent in international operations, to us and may require significant attention from management. For example, the recent outbreak of the coronavirus could disrupt and slow our international expansion and partnership efforts, as our international partners’ businesses could be disrupted by the outbreak. We may not be successful in our international partnerships, expansion efforts, and we may incur significant operating expenses. For instance, as previously disclosed in our public filings, we terminated certain agreements with Public Intelligence Technology Associates in March 2018.

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

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, in December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which contained significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

Risks Related to Our Common Stock

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2019, and December 31, 2019, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.40 and $7.63 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA”. While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted or successfully eradicated. Significant short selling market manipulation could cause our stock trading price to decline, to become more volatile, or both.

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

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, global pandemics (such as the recent outbreak of the coronavirus), interest rate changes the stability of the EU and the exit of the United Kingdom or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

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

The exercise of our outstanding stock options, restricted stock units and issuance of new shares would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of December 31, 2019, we had outstanding options to purchase an aggregate of 5,630,021 shares of common stock representing approximately 8% of our total shares outstanding of which 4,079,687 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $19.2 million for the year ended December 31, 2019, and; a net loss of $25.4 million for the year ended December 31, 2018, with an accumulated deficit of $217.6 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of December 31, 2019, our executive officers and directors beneficially owned approximately 13.2% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 8% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in October 2021. We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.

Item 3.	Legal Proceedings (all dollar amounts in this section are expressed in thousands except for rates per device)

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc . All subsequent events and developments in this case are described below under VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”).

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

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751) , issued on June 28, 2019 (described below). We filed a response to Apple’s motion and a contingent motion for leave to file a responsive supplemental brief on July 11, 2019. On July 17, 2019, the USCAFC granted both motions and ordered Apple’s and our supplemental briefs filed. On August 1, 2019, USCAFC issued an order denying Apple’s petition for panel and en banc rehearing. On August 7, 2019, Apple filed a motion to vacate the August 1, 2019 order and for leave to file a second request for panel rehearing and rehearing en-banc. On October 1, 2019, USCAFC issued an order denying Apple’s motion. Apple subsequently requested an extension for its deadline to petition for a writ of certiorari, and that deadline was extended until December 29, 2019. Apple filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on February 24, 2020. Prior to the Supreme Court decision denying Apple’s Petition for Writ of Certiorari, on Ferbuary 20, 2020, Apple filed a Rule 60(b) Motion for Relief from Judgement in the U.S. District Court (VirnetX Inc. v. Apple, 6:10-cv-00417) seeking relief from the Court’s September 29, 2017 Final Judgment. VirnetX filed a responsive brief in opposition on March 5, 2020. On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple has filed a motion in the USDC seeking to vacate the USDC’s final judgment and has indicated that it will seek restitution of the payment if relief is awarded. The USDC has not ruled in this matter.

•	VirnetX Inc. v. Apple Inc., Cisco Systems, Inc. (USCAFC Case 17-1591)

On February 7, 2017, we filed appeals with the USCAFC, appealing the invalidity findings by the PTAB in inter-parties’ reexamination nos. 95/001,788, 95/001,789, and 95/001,856 related to our U.S. Patent Nos. 7,921,211 and 7,418,504 . Oral arguments in this case were argued on January 8, 2019.

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751) , issued on June 28, 2019 (described below).

On August 1, 2019, the USCAFC issued an opinion in this case agreeing with us that the PTAB could not maintain two of those reexaminations (initiated by Apple) with respect to claims as to which there has been a prior “final decision” on patent validity entered by a federal court. The court instructed PTAB to terminate those reexamination proceedings with respect to claims 1-35 of the ‘504 patent and claims 36-59 of the ‘211 patent. The court affirmed PTAB’s invalidity findings with respect to the remaining patent claims. Apple filed a request for panel rehearing and rehearing en-banc in this matter on August 26, 2019. We filed a separate request for panel rehearing on September 3, 2019. Our request was denied on September 19, 2019, and Apple’s request was denied on October 11, 2019. All decisions are final in the case.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the district court’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020. On February 22, 2020, USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our initial brief on February 28, 2020. All briefings have been completed. Court’s decision in this matter is awaited.

VirnetX Inc. (USCAFC Case 17-2593)

On September 22, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the USPTO indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591. On October 25, 2019, we and the USPTO filed a joint request that the deadline to inform the USCAFC how these appeals should proceed be extended until November 1, 2019. On November 15, 2019, we and the USPTO requested that the USCAFC stay this appeal pending resolution of any petition for rehearing in Arthrex, Inc. v. Smith & Nephew, Inc., No. 2018-2140. The USCAFC denied the stay request on November 27, 2019. On January 6, 2020, we filed a motion to vacate and remand in light of Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019), which was granted on February 27, 2020.

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

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. We filed our opening brief on March 15, 2019. Cisco filed its response brief on June 19, 2019. We filed our reply brief on August 14, 2019. Cisco filed a motion to submit a sur-reply brief on August 26, 2019, which we opposed. On September 27, 2019, the USCAFC issued an order deferring resolution of Cisco’s motion for the merits panel. Oral argument was held on January 8, 2020. On January 21, 2020, the USCAFC issued a Rule 36 judgment affirming the PTAB’s decision.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. We filed a motion to remand on August 23, 2019, which the USCAFC denied on October 1, 2019, directing the parties to address the issues in the merits briefs. Our opening brief is currently due on November 12, 2019. On November 7, 2019, we filed another motion to vacate and remand in light of Arthrex. The USPTO intervened and opposed the remand. The USCAFC granted our motion on January 24, 2020.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1725)

On March 29, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,792 involving our U.S. Patent No. 7,188,180. We filed a motion to remand on September 10, 2019. We filed a supplemental motion to remand in light of Arthrex on November 22, 2019, which the USCAFC granted on January 24, 2020. Cisco filed a petition for panel and en banc rehearing on February 24, 2020, which remains pending.

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

Holders of Record

As of March 11, 2020, we had 53 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Selected Financial Data

Consistent with the rules applicable to “smaller reporting companies,” we have omitted the information required by Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are an Internet security software and technology company with patented technology for secure communications including 5G and 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next-generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

Our product GABRIEL Secure Communication Platform™ includes a set of sophisticated software libraries with application interfaces available for securing third-party applications seamlessly across multiple operating system platforms. Unlike other collaboration and communication products and services on the market today, this product does not require access to user’s confidential data and reduces the threat of hacking and data mining. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time.

Our GABRIEL Gateway product extends our Secure Communication Platform™ by allowing existing Networked Devices and Services to seamlessly join the “GABRIEL SECURED” network without requiring any modifications. All these devices or services, including cloud based services, can now be assigned a VirnetX Secure Domain Name and use a fully authenticated secure communication channels for its communications.

Our GABRIEL Collaboration Suite™ is a set of communication tools that use our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between devices that are enrolled in our security fabric and have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released to the general public. A large number of small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

We are actively recruiting partners in various vertical markets including, healthcare, finance, government, etc., to help us rapidly expand our enterprise customer base. A number of International Association of Certified ISAO (IACI) including ISAO’s for Maritime & Ports ISAO, Credit Union ISAO, City of Chicago ISAO, Human Trafficking ISAO, have chosen to deploy our software as private and secure e-technology to protect their communications. Several other ISAOs are completing their evaluations before deploying our products within their networks.

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

Our employees include the core development team behind our patent portfolio, technology and software. This team has worked together for over ten years and is the same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”). Leidos is a FORTUNE 500® scientific, engineering and technology applications company that uses its deep domain knowledge to solve problems of vital importance to the nation and the world, in national security, energy and the environment, critical infrastructure and health. The team has continued its research and development work started at Leidos and expanded the set of patents we acquired in 2006 from Leidos, into a larger portfolio of approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications This portfolio now serves as the foundation of our licensing business and planned service offerings and is expected to generate the majority of our future revenue in license fees and royalties. We intend to continue our research and development efforts to further strengthen and expand our patent portfolio.

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

Litigation (all dollar amounts in this section are expressed in thousands except for rates per device)

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; These products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. All subsequent events and developments in this case are described below under VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”).

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

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751), issued on June 28, 2019 (described below). We filed a response to Apple’s motion and a contingent motion for leave to file a responsive supplemental brief on July 11, 2019. On July 17, 2019, the USCAFC granted both motions and ordered Apple’s and our supplemental briefs filed. On August 1, 2019, USCAFC issued an order denying Apple’s petition for panel and en banc rehearing. On August 7, 2019, Apple filed a motion to vacate the August 1, 2019 order and for leave to file a second request for panel rehearing and rehearing en-banc. On October 1, 2019, USCAFC issued an order denying Apple’s motion. Apple subsequently requested an extension for its deadline to petition for a writ of certiorari, and that deadline was extended until December 29, 2019. Apple filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on February 24, 2020. Prior to the Supreme Court decision denying Apple’s Petition for Writ of Certiorari, on Ferbuary 20, 2020, Apple filed a Rule 60(b) Motion for Relief from Judgement in the U.S. District Court (VirnetX Inc. v. Apple, 6:10-cv-00417) seeking relief from the Court’s September 29, 2017 Final Judgment. VirnetX filed a responsive brief in opposition on March 5, 2020. On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple has filed a motion in the USDC seeking to vacate the USDC’s final judgment and has indicated that it will seek restitution of the payment if relief is awarded. The USDC has not ruled in this matter.

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

On August 1, 2019, the USCAFC issued an opinion in this case agreeing with us that the PTAB could not maintain two of those reexaminations (initiated by Apple) with respect to claims as to which there has been a prior “final decision” on patent validity entered by a federal court. The court instructed PTAB to terminate those reexamination proceedings with respect to claims 1-35 of the ‘504 patent and claims 36-59 of the ‘211 patent. The court affirmed PTAB’s invalidity findings with respect to the remaining patent claims. Apple filed a request for panel rehearing and rehearing en-banc in this matter on August 26, 2019. We filed a separate request for panel rehearing on September 3, 2019. Our request was denied on September 19, 2019, and Apple’s request was denied on October 11, 2019. All decisions are final in the case.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the district court’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020. On February 22, 2020, USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our initial brief on February 28, 2020. All briefings have been completed. Court’s decision in the matter is awaited.

VirnetX Inc. (USCAFC Case 17-2593)

On September 22, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the USPTO indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591. On October 25, 2019, we and the USPTO filed a joint request that the deadline to inform the USCAFC how these appeals should proceed be extended until November 1, 2019. On November 15, 2019, we and the USPTO requested that the USCAFC stay this appeal pending resolution of any petition for rehearing in Arthrex, Inc. v. Smith & Nephew, Inc., No. 2018-2140. The USCAFC denied the stay request on November 27, 2019. On January 6, 2020, we filed a motion to vacate and remand in light of Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019), which was granted on February 27, 2020.

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

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. We filed our opening brief on March 15, 2019. Cisco filed its response brief on June 19, 2019. We filed our reply brief on August 14, 2019. Cisco filed a motion to submit a sur-reply brief on August 26, 2019, which we opposed. On September 27, 2019, the USCAFC issued an order deferring resolution of Cisco’s motion for the merits panel. Oral argument was held on January 8, 2020. On January 21, 2020, the USCAFC issued a Rule 36 judgment affirming the PTAB’s decision.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. We filed a motion to remand on August 23, 2019, which the USCAFC denied on October 1, 2019, directing the parties to address the issues in the merits briefs. Our opening brief is currently due on November 12, 2019. On November 7, 2019, we filed another motion to vacate and remand in light of Arthrex. The USPTO intervened and opposed the remand. The USCAFC granted our motion on January 24, 2020.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1725)

On March 29, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,792 involving our U.S. Patent No. 7,188,180. We filed a motion to remand on September 10, 2019. We filed a supplemental motion to remand in light of Arthrex on November 22, 2019, which the USCAFC granted on January 24, 2020. Cisco filed a petition for panel and en banc rehearing on February 24, 2020, which remains pending.

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

Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2021. We recognize rent expense on a straight-line basis over the term of the lease.

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $1,790, and $1,590 in rental fees and reimbursements to the LLC during the years ended December 31, 2019, and 2018, respectively. We pay for the Company’s business usage of the aircraft and have no right to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standards Codification (“ASC”) Topic 842. Operating lease right-of-use (“ROU”) assets are included in other assets on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements may be complex and include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. We account for revenue in accordance with Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018 using the modified-retrospective method.

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

Certain contracts may require our customers to enter into a hosting arrangement and revenues from these contracts are recognized over time, generally over the life of the servicing contract.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the years ended 2019 and 2018, we incurred losses. Therefore, the effects of any common stock equivalents were anti-dilutive during those periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the year ended December 31, 2019, and 2018 we had, at times, funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

New Accounting Pronouncements

In December 2019 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact, if any this ASU will have on our consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820). The FASB is issuing the amendments in this ASU as part of the disclosure framework project. On March 4, 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt this guidance on January 1, 2020 and expect this guidance will have no material impact on our financial position and statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”). The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We will adopt this guidance on January 1, 2020 and expect this guidance will have no material impact on our financial position and statement of operations.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) as amended and supplemented by subsequent ASU’s, (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We adopted this ASU on January 1, 2019 which had no impact on our consolidated statements of operations.

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

Results of Operations (all amounts in this section are expressed in thousands)

Revenue

	2019	2018
Revenue	$85	$63

Revenue generated for the year ended December 31, 2019 was $85 compared to revenue for the year ended December 31, 2018 of $63. The increase was largely attributable to sales as part of our license agreements.

We recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements. No amounts were allocable to settlement fees, expense reimbursement, damages or any other amounts other than historical and future sales as no such amounts were requested or received.

Research and Development Expenses

	2019	2018
Research and Development	$3,845	$4,815

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2019 were $3,845 compared to December 31, 2018 of $4,815. The decrease in 2019 compared to 2018 was primarily due to the decrease in compensation.

Selling, General and Administrative Expenses

	2019	2018
Selling, General and Administrative	$15,905	$20,705

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2019 was $15,905 compared to December 31, 2018 of $20,705. The volatility within selling, general and administrative expenses was primarily due to legal fees related to cases involving the defense of our patents. Legal fees were $5,898 and $9,706 in 2019 and 2018, respectively and represent approximately 37% of selling, general and administrative expenses for 2019 compared to 47% for 2018.

Interest and Other Income, net

	2019	2018
Interest and Other Income	$92	$54

Interest and other income for the year ended December 31, 2019 was $92 compared to December 31, 2018 of $54.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	1.99%	(0.01)%
Valuation allowance	(21.96)%	(24.33)%
Cumulative effect of accounting change	—	2.07%
R&D Credit	1.34%	1.53%
Other	(0.38)%	(0.27)%
Effective income tax rate	1.99%	(0.01)%

In 2019 and 2018 we had pre-tax losses of $19,573 and $25,403, respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2019 and 2018, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax.

Liquidity and Capital Resources

For the year ended December 31, 2019, our cash and cash equivalents totaled $3,135 and our short-term investments totaled $2,394 compared to $7,611 and $1,803, respectively, for the year ended December 31, 2018.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2019, and the $4,489 in proceeds subsequent to December 31, 2019, from sales of our common shares under the ATM, as well as the possibility of future sales of common shares under the ATM and the universal shelf registration statement, described below, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of December 31, 2019, common stock with an aggregate value of up to $26,592 remained available for offer and sale under the ATM agreement.

During the year ended December 31, 2019, we sold 1,860,483 shares under the ATM. The average sales price per common share was $5.84 and the aggregate proceeds from the sales totaled $10,866 during the period. Sales commissions, fees and other costs associated with the ATM totaled $327.

Contractual Commitments

	Total	2020	2021
Leases	$102	$56	$46
Total	$102	$56	$46

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Consistent with the rules applicable to “smaller reporting companies,” we have omitted the information required by Item 7A.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Financial Statements Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2020, expressed an unqualified opinion.

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

Emphasis of Matter

As discussed in Notes 12 and 15 to the financial statements, as part of ongoing litigation, the Company received approximately $454,034,000 from Apple on March 13, 2020.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2008.

Chatsworth, California
March 16, 2020

VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,135	$7,611
Investments available for sale	2,394	1,803
Accounts receivables	5	6
Prepaid expenses and other current assets	237	718
Total current assets	5,771	10,138
Prepaid expenses and other assets	1,711	1,604
Property and equipment, net	16	9
Total assets	$7,498	$11,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,346	$1,050
Accrued payroll and related expenses	287	277
Other liabilities, current	193	140
Income tax liability	—	396
Total current liabilities	1,826	1,863

Other liabilities	44	—
Total liabilities	1,870	1,863
Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2019 and December 31, 2018, Issued and outstanding: 0 shares at December 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2019 and December 31, 2018, Issued and outstanding: 69,586,764 shares and 66,879,847 shares, at December 31, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	223,237	208,317
Accumulated deficit	(217,602)	(198,422)
Accumulated other comprehensive loss	(14)	(14)
Total stockholders’ equity	5,628	9,888
Total liabilities and stockholders’ equity	$7,498	$11,751

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$85	$63
Operating expense:
Research and development	3,845	4,815
Selling, general and administrative expenses	15,905	20,705
Total operating expense	19,750	25,520
Loss from operations	(19,665)	(25,457)
Interest and other income, net	92	54
Loss before taxes	(19,573)	(25,403)
Income tax benefit (expense)	393	(3)
Net loss	$(19,180)	$(25,406)
Basic and diluted loss per share	$(0.28)	$(0.40)
Weighted average shares outstanding basic and diluted	68,564,321	62,985,763

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net loss	$(19,180)	$(25,406)
Other comprehensive (loss), net of tax:
Change in unrealized gain (loss) on investments	3	(1)
Change in foreign currency translation	(3)	—
Total other comprehensive gain (loss), net of tax	—	(1)
Comprehensive loss	$(19,180)	$(25,407)

See accompanying notes to consolidated financial statements.

VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	59,051,978	$6	$177,076	$(175,516)	$(13)	$1,553

Cumulative effect of accounting change				2,500		2,500
Stock issued for cash at $3.00 -$4.89 per share, net	7,510,555	1	27,051			27,052
Stock issued for options and RSUs, net	317,314		135			135
Stock-based compensation			4,055			4,055
Comprehensive income:
Net loss				(25,406)		(25,406)
Change in unrealized losses, net of tax					(1)	(1)
Comprehensive loss						(25,407)
Balance at December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888

Stock issued for cash at $4.00 -$6.49 per share, net	1,860,483		10,539			10,539
Stock issued for options and RSUs, net	846,434		670			670
Stock-based compensation			3,711			3,711
Comprehensive income:
Net loss				(19,180)		(19,180)
Change in foreign currency translation, net of tax					(3)	(3)
Change in unrealized gains, net of tax					3	3
Comprehensive loss						(19,180)
Balance at December 31, 2019	69,586,764	$7	$223,237	$(217,602)	$(14)	$5,628

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(19,180)	$(25,406)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	7	18
Stock-based compensation	3,711	4,055
Changes in assets and liabilities:
Prepaid expenses and other current assets	374	258
Accounts payable	296	636
Other liabilities	97	—
Accrued payroll and related expenses	10	(1,856)
Accounts receivable	1	(6)
Income tax liability	(396)	3
Net cash used in operating activities	(15,080)	(22,298)
Cash flows from investing activities:
Purchase of property and equipment	(14)	—
Purchase of investments	(5,784)	(3,090)
Proceeds from sale or maturity of investments	5,192	2,720
Net cash used in investing activities	(606)	(370)
Cash flows from financing activities:
Proceeds from exercise of options	816	135
Proceeds from sale of common stock	10,539	27,052
Payments on payroll taxes on cashless exercise of RSUs	(145)	(43)
Net cash provided by financing activities	11,210	27,144
Net increase (decrease) in cash and cash equivalents	(4,476)	4,476
Cash and cash equivalents, beginning of period	7,611	3,135
Cash and cash equivalents, end of period	$3,135	$7,611
Cash paid for income taxes	$4	$3
Deferred revenue reclassified to retained earnings – ASC 606 adoption	$—	$2,500

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the internet and such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2019 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, (f/k/a Science Applications International Corporation or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standards Codification (“ASC”) Topic 842. Operating lease right-of-use (“ROU”) assets are included in Prepaid expense, and other assets on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. (See Note 14)

Revenue Recognition

We derive our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements may be complex and include multiple elements. These agreements may include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents, patent licensing royalties on covered products sold by licensees, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. We account for revenue in accordance with Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018 using the modified-retrospective method.

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

Contingent Gains

We recognize gain contingencies in accordance with ASC 450-30-25 which prohibits recognition of contingent gains until realized. Accordingly, we do not record contingent gains ahead of such realization. Management generally considers any such gains as realized only upon the collection of cash.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

Prepaid Expenses and Other Current Assets

Prepaid Expense and Other Current Assets on the consolidated balance sheet at December 31, 2018 includes the current portion of prepaid rent for a facility lease for corporate promotional and marketing purposes, and this balance is included in ROU assets as of December 31, 2019 (see Note 14 - Effects of Adopting ASU Topic 842 – Leases, below). In a prior year, the Company prepaid $4,000 which is being amortized over the remaining balance of the lease. The unamortized non-current portion of the prepayment is included in Prepaid Expenses-Non-current on the consolidated balance sheet.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the year ended December 31, 2019 and 2018, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2019, and 2018 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during these periods.

New Accounting Pronouncements

In December 2019 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact, if any this ASU will have on our consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820). The FASB is issuing the amendments in this ASU as part of the disclosure framework project. On March 4, 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt this guidance on January 1, 2020 and expect this guidance will have no material impact on our financial position and statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”). The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We will adopt this guidance on January 1, 2020 and expect this guidance will have no material impact on our financial position and statement of operations.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) as amended and supplemented by subsequent ASU’s, (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We adopted this ASU on January 1, 2019 which had no impact on our consolidated statements of operations.

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

Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2019	2018
Office furniture	$79	$79
Computer equipment	81	67
Total	160	146
Less accumulated depreciation	(144)	(137)
Total property and equipment, net	$16	$9

Depreciation expense for the years ended December 31, 2019 and 2018 was $7, and $18, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2021. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, for each of the years ended December 31, 2019, and 2018. Future minimum rents due under the lease total $102 in 2019, of which $56 is due in 2020 and $46 is due in 2021, when the lease expires.

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $1,790 and $1,590 in rental fees and reimbursements to the LLC during the years ended December 31, 2019 and 2018, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. At December 31, 2019, there were 1,208,070 shares available for grant under the 2013 Plan.

Note 6 − Stock-Based Compensation

The following tables summarize information about stock options and RSUs outstanding at December 31, 2019:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 2.35 - 6.95	4,376,396	7.08	$4.29	2,826,062	6.48	$4.31
$ 14.52 - 35.25	1,253,625	2.71	$23.16	1,253,625	2.71	$23.16
	5,630,021	6.11	$8.49	4,079,687	5.32	$10.10

The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	5,138,066	$8.41	—	$—
Options granted	1,095,000	3.52	—	—
Options exercised	(117,229)	1.15	—	—
Options cancelled	(117,000)	5.34	—	—
Outstanding at December 31, 2018	5,998,837	$7.72	—	$—
Options granted	345,000	6.06	—	—
Options exercised	(663,816)	1.23	—	—
Options cancelled	(50,000)	4.95	—	—
Outstanding at December 31, 2019	5,630,021	$8.49	6.11	$516
Options exercisable at December 31, 2019	4,079,687	$10.10	5.32	$314
	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	469,661	$5.19	$—
RSUs granted	246,663	3.26	—
RSUs vested	(211,330)	6.19	—
Outstanding at December 31, 2018	504,994	$3.83	$—
RSUs granted	229,996	6.06	—
RSUs vested	(207,334)	4.07	—
RSUs cancelled	(29,167)	4.65
Outstanding at December 31, 2019	498,489	$4.71	$86

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2019, which was $3.80 and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $816 and $135 from stock options exercised in 2019 and 2018, respectively. The total intrinsic value of options exercised was $2,473 and $46 during the years ended December 31, 2019 and 2018, respectively.

Stock-based compensation expense is included in general and administrative expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2019	Year Ended December 31, 2018
Stock options	$2,756	$2,926
RSUs	955	1,129
Total stock-based compensation expense	$3,711	$4,055

As of December 31, 2019, there was $4,801 of unrecognized stock-based compensation expense related to unvested employee stock options and $1,882 of unrecognized stock-based compensation expense related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 2.13 and 2.33 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected stock price volatility	92.34%	85.26%
Risk-free interest rate	2.09%	2.73%
Expected life term	6.14 years	6.02 years
Expected dividends	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $4.63 and $2.58 per share during the years ended December 31, 2019 and 2018, respectively.

The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors. We have not provided an estimate for forfeitures because we have had nominal forfeited options and RSUs and believed that all outstanding options and RSUs at December 31, 2019, would vest.

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, under our stock plan and warrants. During 2019, and 2018 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during those periods.

The table below sets forth the basic and diluted loss per share calculations:

	2019	2018
Net loss	$(19,180)	(25,406)
Basic and diluted weighted average number of shares outstanding	68,564	62,986
Basic and diluted loss per share	$(0.28)	(0.40)

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

We use the ATM proceeds for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of December 31, 2019, common stock with an aggregate value of up to $26,592 remained available for offer and sale under the ATM agreement.

We sold 1,860,483 and 7,510,555 shares of common stock under the ATM program during the years ended December 31, 2019 and 2018 respectively. The average sales price per common share sold during the year ended December 31, 2019 was $5.84 and the aggregate proceeds from the sales totaled $10,866 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $326 for 2019. The average sales price per common share sold during the year ended December 31, 2018 was $3.71 and the aggregate proceeds from the sales totaled $27,837 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $785 for 2018 (see Note 15 Subsequent Events).

In addition, in 2015 we issued warrants for the purchase of 25,000 shares of common stock which are exercisable at a price of $7 per share and expire in April 2020.

Note 9 − Employee Benefit Plan

We sponsor a defined contribution 401k plan covering substantially all our employees. Our matching contribution to the plan was approximately $101 and $95 in 2019 and 2018, respectively.

Note 10 − Income Taxes

The income tax benefit (provision) is comprised of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Current:
Federal	$—	$—
State	393	(3)
Foreign	—	—
	393	(3)
Deferred:
Federal	—	—
State	—	—
Total income tax provision	$393	$(3)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	1.99%	(0.01)%
Valuation allowance	(21.96)%	(24.33)%
Accounting method change - ASC 606	—	2.07%
R&D Credit	1.34%	1.53%
Other	(0.38)%	(0.27)%
Effective income tax rate	1.99%	(0.01)%

In 2019 and 2018, we had pre-tax losses of $19,573 and $25,403 respectively, which are available for carry forward to offset future taxable income. We made determinations to provide full valuation allowances for our net deferred tax assets at the end of 2019 and 2018, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

Deferred tax assets (liabilities) consist of the following:

	As of December 31, 2019	As of December 31, 2018
Deferred tax assets:
Reserves and accruals	$62	$45
Research and development credits and other credits	1,730	1,635
Net operating loss carry forward	27,907	25,733
Stock based compensation	8,402	8,857
Other	11	26
Total deferred tax assets	38,112	36,296

Valuation allowance	(38,112)	(36,296)
Deferred tax assets after valuation allowance	—	—

Total deferred tax liability	—	—

Net deferred tax assets (liabilities)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that a portion of the net deferred assets will not be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at December 31, 2019 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at December 31, 2019. The net change in the total valuation allowance for the 12 months ended December 31, 2019 was an increase of $1,816.

At December 31, 2019, we had federal and state net operating loss carryforwards of approximately $131,055 and $107,989, respectively, expiring beginning in 2028 for federal and in 2029 for state, respectively. At December 31, 2019, we had federal research and development creditcarryforwards of approximately $1,730, expiring beginning in 2032.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of net operating loss carry forwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Our capitalization may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct net operating loss carry forwards generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have provided an allowance for an uncertain tax position under ASC 740-10 of $0 and $316 at December 31, 2019 and December 31, 2018, respectively. In 2019, we released all ASC 740-10 uncertain tax positions due to the expiring of the statute of limitation.

Our tax returns are subject to review by various tax authorities. The returns subject to review are those from 2005 forward.

Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued for the year ended December 31, 2019.

Reconciliation of provision for uncertain tax position discussed above:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance at the beginning of the year	$316	$316
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Settlements	—	—
Lapse of applicable statute of limitations	(316)	—
Balance at the end of the year	$—	$316

Note 11 − Fair Value Measurement

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

The following table shows the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our financial assets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$2,076	$—	$—	$2,076	$2,076	$—
Level 1:
Mutual funds	613	—	—	613	613	—
U.S. agency securities	2,837	3	—	2,840	446	2,394
	3,450	3	—	3,453	1,059	2,394
Total	$5,526	$3	$—	$5,529	$3,135	$2,394

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$5,048	$—	$—	$5,048	$5,048	$—
Level 1:
Mutual funds	1,107	—	—	1,107	1,107	—
U.S. agency securities	3,259	—	—	3,259	1,456	1,803
	4,366	—	—	4,366	2,563	1,803
Total	$9,414	$—	$—	$9,414	$7,611	$1,803

The maturities of our marketable securities generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

Note 12 – Litigation (all dollar amounts in this section are expressed in thousands except for rates per device)

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

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgement, denied all of Apple’s post-trial motions, and granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgement was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees and interest).

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

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad

4th Generation, iPad mini, and the latest Macintosh computers; These products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-Trial Motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgement in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case. On October 9, 2018, USCAFC accepted the notice and docketed it as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. All subsequent events and developments in this case are described below under VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”).

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

On July 1, 2019 Apple filed a motion for leave to file a supplemental brief regarding the impact of the USCAFC’s decision in VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 18-1751), issued on June 28, 2019 (described below). We filed a response to Apple’s motion and a contingent motion for leave to file a responsive supplemental brief on July 11, 2019. On July 17, 2019, the USCAFC granted both motions and ordered Apple’s and our supplemental briefs filed. On August 1, 2019, USCAFC issued an order denying Apple’s petition for panel and en banc rehearing. On August 7, 2019, Apple filed a motion to vacate the August 1, 2019 order and for leave to file a second request for panel rehearing and rehearing en-banc. On October 1, 2019, USCAFC issued an order denying Apple’s motion. Apple subsequently requested an extension for its deadline to petition for a writ of certiorari, and that deadline was extended until December 29, 2019. Apple filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on February 24, 2020. Prior to the Supreme Court decision denying Apple’s Petition for Writ of Certiorari, on Ferbuary 20, 2020, Apple filed a Rule 60(b) Motion for Relief from Judgement in the U.S. District Court (VirnetX Inc. v. Apple, 6:10-cv-00417) seeking relief from the Court’s September 29, 2017 Final Judgment. VirnetX filed a responsive brief in opposition on March 5, 2020. On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple has filed a motion in the USDC seeking to vacate the USDC’s final judgment and has indicated that it will seek restitution of the payment if relief is awarded. The USDC has not ruled in this matter.

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

On August 1, 2019, the USCAFC issued an opinion in this case agreeing with us that the PTAB could not maintain two of those reexaminations (initiated by Apple) with respect to claims as to which there has been a prior “final decision” on patent validity entered by a federal court. The court instructed PTAB to terminate those reexamination proceedings with respect to claims 1-35 of the ‘504 patent and claims 36-59 of the ‘211 patent. The court affirmed PTAB’s invalidity findings with respect to the remaining patent claims. Apple filed a request for panel rehearing and rehearing en-banc in this matter on August 26, 2019. We filed a separate request for panel rehearing on September 3, 2019. Our request was denied on September 19, 2019, and Apple’s request was denied on October 11, 2019. All decisions are final in this case.

VirnetX Inc. v. Apple Inc. (USCAFC Case 19-1050) (“Apple II Appeal”)

On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the district court’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020. On February 22, 2020, USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our initial brief on February 28, 2020. All briefings have been completed. Court’s decision in the matter is awaited.

VirnetX Inc. (USCAFC Case 17-2593)

On September 22, 2017, we filed with the USCAFC appeals of the invalidity findings by the PTAB in IPR2016-00693 and IPR2016-00957 involving our U.S. Patent Nos. 7,418,504 and 7,921,211. The briefing in these appeals has not taken place. The entity that initiated the IPRs, Black Swamp IP, LLC, indicated on October 18, 2017, that it would not participate in the appeals. On November 27, 2017, the USPTO indicated that it would intervene in the appeals. On January 19, 2018, the USCAFC stayed these appeals pending the USCAFC’s decision in Case 17-1591. On October 25, 2019, we and the USPTO filed a joint request that the deadline to inform the USCAFC how these appeals should proceed be extended until November 1, 2019. On November 15, 2019, we and the USPTO requested that the USCAFC stay this appeal pending resolution of any petition for rehearing in Arthrex, Inc. v. Smith & Nephew, Inc., No. 2018-2140. The USCAFC denied the stay request on November 27, 2019. On January 6, 2020, we filed a motion to vacate and remand in light of Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019), which was granted on February 27, 2020.

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

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1043)

On October 1, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,746 involving our U.S. Patent No. 6,839,759. We filed our opening brief on March 15, 2019. Cisco filed its response brief on June 19, 2019. We filed our reply brief on August 14, 2019. Cisco filed a motion to submit a sur-reply brief on August 26, 2019, which we opposed. On September 27, 2019, the USCAFC issued an order deferring resolution of Cisco’s motion for the merits panel. Oral argument was held on January 8, 2020. On January 21, 2020, the USCAFC issued a Rule 36 judgment affirming the PTAB’s decision.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. We filed a motion to remand on August 23, 2019, which the USCAFC denied on October 1, 2019, directing the parties to address the issues in the merits briefs. Our opening brief is currently due on November 12, 2019. On November 7, 2019, we filed another motion to vacate and remand in light of Arthrex. The USPTO intervened and opposed the remand. The USCAFC granted our motion on January 24, 2020.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1725)

On March 29, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,792 involving our U.S. Patent No. 7,188,180. We filed a motion to remand on September 10, 2019. We filed a supplemental motion to remand in light of Arthrex on November 22, 2019, which the USCAFC granted on January 24, 2020. Cisco filed a petition for panel and en banc rehearing on February 24, 2020, which remains pending.

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

Currently, we are not a party to any other pending legal proceedings and are not aware of any proceeding threatened or contemplated against us.

Note 13 − Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
		(in thousands except per share)
2019
Revenue	$8	$38	$4	$35
Loss from operations	$(5,634)	$(4,552)	$(4,976)	$(4,503)
Net loss	$(5,608)	$(4,130)	$(4,956)	$(4,485)
Basic and diluted (loss) per common share	$(.08)	$(.06)	$(.07)	$(.07)
	First	Second	Third	Fourth
		(in thousands except per share)
2018
Revenue	$6	$16	$7	$34
Loss from operations	$(7,608)	$(6,462)	$(4,948)	$(6,439)
Net loss	$(7,605)	$(6,450)	$(4,934)	$(6,417)
Basic and diluted (loss) per common share	$(0.13)	$(0.10)	$(0.08)	$(0.09)

Note 14 – Effects of Adopting ASU Topic 842 - Leases

We determine if an arrangement is a lease at inception. Operating lease ROU assets are included in Prepaid expense and other assets on the Consolidated Balance Sheet as of December 31, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

We lease office space under an operating lease which expires on October 31, 2021. We also entered an operating lease for a facility used for corporate promotional and marketing purposes which was prepaid in full in a prior year and expires in 2024.

As described under New Accounting Pronouncements above, we adopted ASU Topic 842 - Leases effective January 1, 2019. As a result of the adoption, on January 1, 2019 we reclassified $385 of prepaid lease payments for the promotional and marketing facility from current assets to non-current assets. At January 1, 2019 we recorded a ROU asset and lease liability of $45 for the office lease with a balance of $97 at December 31, 2019. Adoption of the ASU had no impact on the Consolidated Statement of Operations.

Note 15 – Subsequent Events

Between January 1, 2020 and February 21, 2020, we sold 1,049,382 shares of common stock under the ATM program. The average sales price per common shares sold was $4.41 and the aggregate proceeds from the sales totaled $4,627. Sales commissions, fees and other costs associated with these ATM transactions totaled $139.

Between January 1, 2020 and March 10, 2020 our employees exercised 151,308 options.

On March 13, 2020, the Company received payment of $454,034 from Apple, Inc. (“Apple”), representing the previously announced final judgment with interest in the VirnetX Inc. v. Cisco Systems, Inc. et al (Case 6:10-CV-00417-LED) litigation (“Apple I”). (See Note 12 - Litigation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited VirnetX Holding Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2020, expressed an unqualified opinion.

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
March 16, 2020

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2019.

The purpose of this evaluation was to determine whether as of December 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. There were no changes in our internal control over financial reporting during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2019; their report is included elsewhere herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated in this report by reference.

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

Securities Authorized for Issuance Under the Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 16,624,469 shares of our common stock, including stock options and stock purchase rights, and will expire in 2023. As of December 31, 2019, there were 1,208,070 shares available to be granted under the Plan. We had 5,630,021 and 5,998,837 options outstanding at December 31, 2019 and December 31, 2018, respectively, with an average exercise price of $8.49 and $7.72, respectively. We had 498,489 and 504,994 restricted stock units outstanding at December 31, 2019 and December 31, 2018, respectively, with a weighted average grant price of $4.71 and $3.83 respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	6,153,510	$8.18	1,208,070
Equity compensation plans not approved by security holders	—	—
Total	6,153,510	$8.18	1,208,070

On May 30, 2019, the Compensation Committee granted 307,500 options to the employees of VirnetX Inc. On May 30, 2019 the Compensation Committee granted 204,997 RSUs to the employees of VirnetX, Inc. On May 23, 2019, the Compensation Committee granted 37,500 options and 24,999 RSUs to members of the Board of Directors of VirnetX, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K
(1)	Financial Statements: See the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedule: Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.
(3)	Exhibits: The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	By Laws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
4.3	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.4	Form of Senior Indenture	S-3	4.2	07/30/2018	333-226413
4.5	Form of Subordinated Indenture	S-3	4.4	07/30/2018	333-226413
4.6	Description of Capital Stock
10.1	Form of Indemnification Agreement by and between the Company and each of Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, Thomas M. O’Brien and Richard Nance.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended on April 13, 2012.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan.	DEF 14A	Appendix A	04/12/2013	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.13	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18**	Engagement Letter dated June 8, 2009, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	08/10/2009	001-33852
10.19**	Engagement Letter dated April 15, 2010, by and between McKool Smith, a professional corporation, and VirnetX, Inc.	10-Q	10.1	05/07/2010	001-33852
10.20**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.21***	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.22*	Employment Offer Letter from VirnetX, Inc. to Richard H. Nance.	10-Q	10.4	05/10/2012	001-33852
10.23**	Amended and Restated Revenue Sharing Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.1	11/09/2017	001-33852

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.
10.24**	Amended and Restated Gabriel License Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.2	11/09/2017	001-33852
10.25	Sales Agreement, dated August 31, 2018, by and between VirnetX Holding Corporation and Cowen and Company, LLC.	8-K	10.1	08/31/2018	001-33852
21.1	Subsidiaries of VirnetX Holding Corporation.
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page hereto)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this Exhibit.
***	Portions of this Exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated: March 16, 2020

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 16, 2020
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 16, 2020
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 16, 2020
Robert D. Short III

/s/ Gary Feiner	Director	March 16, 2020
Gary Feiner

/s/ Michael F. Angelo	Director	March 16, 2020
Michael F. Angelo

/s/ Thomas M. O’Brien	Director	March 16, 2020
Thomas M. O’Brien