Form 10-Q
period 2020-03-31
VirnetX Holding Corp
filed 2020-05-11
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒	Non-accelerated filer ☐
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

70,838,177 shares of Registrant’s Common Stock were outstanding as of May 7, 2020.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Quarterly Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

•          In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, in November 2019, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) affirmed-in-part and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. The Federal Circuit affirmed the district court’s ruling that Apple Inc. (“Apple”) was precluded from challenging the validity of the asserted patents, and also affirmed the jury’s finding of infringement with respect to Apple’s VPN on Demand feature. The Federal Circuit reversed, however, the finding of infringement with respect to Apple’s FaceTime feature. The Federal Circuit remanded to the district court for an assessment of whether, given that only VPN on Demand infringed. In its order, unsealed on May 1, 2020, the district court denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. The jury selection and trial has been scheduled on August 17, 2020. In addition, the patents in issue are being challenged in the United States Patent and Trademark Office. If those challenges are successful, they could also impact the award in the case. The continuation of this litigation, as well as the Apple I litigation discussed below, is distracting to our management and expensive, and this distraction and expense may continue.

•          We have undertaken activities to commercialize our products and patent portfolio in and outside the United States. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenues for us. However, commercialization of products such as ours are subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple II litigations before entering or considering to enter any agreement with us, and that or other factors may lead us to be unsuccessful in obtaining further licensing agreements or making arrangements or entering contracts which create significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2020	As of December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$435,812	$3,135
Investments available for sale	1,336	2,394
Accounts receivable	5	5
Prepaid expenses and other current assets	628	237
Total current assets	437,781	5,771
Prepaid expenses and other assets	1,601	1,711
Property and equipment, net	15	16
Deferred tax benefit	8,722	—
Total assets	$448,119	$7,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,620	$1,346
Accrued licensing costs	90,101	—
Accrued payroll and related expenses	223	287
Other liabilities, current	53	193
Income tax liability	41,481	—
Total current liabilities	136,478	1,826

Other liabilities	31	44
Total liabilities	136,509	1,870

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2020 and December 31, 2019, Issued and outstanding: 0 shares at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2020 and December 31, 2019, Issued and outstanding: 70,838,177 shares and 69,586,764 shares, at March 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	229,271	223,237
Retained earnings (Accumulated deficit)	82,343	(217,602)
Accumulated other comprehensive loss	(11)	(14)
Total stockholders’ equity	311,610	5,628
Total liabilities and stockholders’ equity	$448,119	$7,498

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$302,576	$8
Operating expense:
Licensing costs	90,101	—
Research and development	1,905	936
Selling, general and administrative	27,376	4,706
Total operating expense	119,382	5,642
Income (Loss) from operations	183,194	(5,634)
Gain	41,271	—
Interest and other income, net	108,239	28
Income (Loss) before taxes	332,704	(5,606)
Provision for income taxes	(32,759)	(2)
Net Income (loss)	$299,945	$(5,608)
Basic income (loss) per share	$4.26	$(0.08)
Diluted income (loss) per share	$4.20	$(0.08)
Weighted average shares outstanding basic	70,365	67,596
Weighted average shares outstanding diluted	71,384	67,596

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income (loss)	$299,945	$(5,608)
Other comprehensive income (loss), net of tax:
Change in unrealized gain, net of tax	2	1
Change in foreign currency translation, net of tax	1	—
Total other comprehensive income (loss), net of tax	3	1
Comprehensive income (loss)	$299,948	$(5,607)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888
Stock issued for cash at $5.05 -$5.42 per share, net	560,338		2,848			2,848
Stock-based compensation			785			785
Stock issued for options and RSUs, net	663,816		816			816
Comprehensive loss:
Net loss				(5,608)		(5,608)
Change in unrealized gain, net					1	1
Comprehensive loss						(5,607)
Balance at March 31, 2019	68,104,001	$7	$212,766	$(204,030)	$(13)	$8,730

Balance at December 31, 2019	69,586,764	$7	$223,237	$(217,602)	$(14)	$5,628
Stock issued for cash at $4.00 - $4.96 per share, net	1,049,382		4,488			4,488
Stock-based compensation			778			778
Stock issued for options and RSUs, net	202,031		768			768
Comprehensive income:
Net income				299,945		299,945
Change in unrealized gain, net					2	2
Change in foreign currency translation, net					1	1
Comprehensive income						299,948
Balance at March 31, 2020	70,838,177	$7	$229,271	$82,343	$(11)	$311,610

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
	Three Months Ended
Cash flows from operating activities:	March 31, 2020	March 31, 2019
Net income (loss)	$299,945	$(5,608)
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation	1	2
Stock-based compensation	778	785
Changes in assets and liabilities:
Accounts receivables	—	(2)
Prepaid expenses and other assets	(281)	(201)
Deferred tax benefit	(8,722)	—
Other liabilities	(153)	31
Accounts payable	3,274	229
Accrued licensing costs	90,101	—
Accrued payroll and related expenses	(64)	(54)
Income tax liability	41,481	(1)
Net cash provided by (used in) operating activities	426,360	(4,819)
Cash flows from investing activities:
Purchase of investments	(200)	(2,283)
Proceeds from sale or maturity of investments	1,261	1,054
Net cash provided by (used in) investing activities	1,061	(1,229)
Cash flows from financing activities:
Proceeds from exercise of options	768	816
Proceeds from sale of common stock	4,488	2,848
Net cash provided by financing activities	5,256	3,664
Net increase (decrease) in cash and cash equivalents	432,677	(2,384)
Cash and cash equivalents, beginning of period	3,135	7,611
Cash and cash equivalents, end of period	$435,812	$5,227

Cash paid for income taxes	$—	$2

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Machine-to-Machine (“M2M”), communications in areas including “Smart City,” “Connected Car” and “Connected Home.” All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2020 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. (“Leidos”) (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos based on cash or certain other values generated from those patents in certain circumstances. The amount of such payments depends upon the type of value generated and certain categories are subject to maximums and other limitations. During the three months ended March 31, 2020, the Company accrued $90,101, in conjunction with proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case (see “Note 7— Litigation”).

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2020, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2020 and 2019, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2020, our results of operations for the three months ended March 31, 2020 and 2019, and our cash flows for the three months ended March 31, 2020 and 2019. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020.

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

Leases

The Company determines if an arrangement, giving the Company a right-of-use (“ROU”) asset, is a lease at inception. Operating lease ROU assets are included in other assets on the Condensed Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the arrangement based on the present value of lease payments over the lease term. Other assets at March 31, 2020, includes an ROU asset related to a facility lease for corporate promotional and marketing purposes. The facility lease was paid in full at inception and the ROU is being amortized over the 10-year term of the lease. Other assets also include a ROU related to our office operating lease which expires in October 2021 (See Note 8 - Leases).

Revenue Recognition

The Company derives revenue from licensing and royalty fees from contracts with customers which often span several years. We account for this revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

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

The Company actively monitors and enforces its intellectual property (“IP”) rights, including seeking appropriate compensation from third parties that utilize the Company’s IP without a license. As a result, the Company may, from time to time, receive payments as part of a settlement or compensation for a patent infringement dispute. Proceeds received are allocated to each element identified in the settlement or compensation, based on the fair value of each element. Generally, settlements and compensation may include the following elements: the value of a license or royalty agreement, cost reimbursement, damages and interest. Elements identified related to licensing and royalty are recognized as revenue. Elements identified as reimbursed costs are generally recorded as a reduction to the reported expenses. Elements identified as damages or interest are generally recorded in other income in the condensed consolidated statement of operations. During the quarter ended March 31, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc., as a result of a favorable court decision relating to a patent infringement case. The court decision identified the following as the basis of the award: $302,428 for past royalties, $41,271 in damages for willful infringement, $108,221 for interest, and $2,114 in reimbursement for court costs and attorney’s fees (see Note 7 - Litigation). Elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follows:

Classification in the Company’s Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Contingent Gains

Accounting Standards Codification Topic 450-30-25, Contingent Gains, prohibits recognition of contingent gains until realized. Accordingly, we do not record contingent gains ahead of such realization. Management generally considers any such gains as realized only upon the collection of cash.

Index
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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the three months ended March 31, 2020, we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$433,680	$—	$—	$433,680	$433,680	$—
Level 1:
Mutual funds	1,532	—	—	1,532	1,532	—
U.S. agency securities	1,931	5	—	1,936	600	1,336
	3,463	5	—	3,468	2,132	1,336
Total	$437,143	$5	$—	$437,148	$435,812	$1,336

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$2,076	$—	$—	$2,076	$2,076	$—
Level 1:
Mutual funds	613	—	—	613	613	—
U.S. agency securities	2,837	3	—	2,840	446	2,394
	3,450	3	—	3,453	1,059	2,394
Total	$5,526	$3	$—	$5,529	$3,135	$2,394

Index
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

In August 2018 the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820). The FASB is issuing the amendments in this ASU as part of its disclosure framework project. On March 4, 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance on January 1, 2020 with no material impact on our financial position and statement of operations.

In June 2016 the FASB issued Accounting Standards Update 2016-13 Financial Instruments—Credit Losses (Topic 326). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  We adopted this guidance on January 1, 2020 and there was no material impact on our financial position or statement of operations.

Index
Note 3 — Income Taxes

For the three months ended March 31, 2020, we recognized income tax expense of $32,759 on income before taxes of $332,704, which is an effective tax rate of 9.9%.  For the three months ended March 31, 2019, income tax expense was $2 on a loss before taxes of $5,606 and an effective tax rate of 0.04%. The effective tax rate for the 2020 period was favorably impacted by the reversal of valuation allowance reserves totaling $38,112 which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards.  For the three months ended March 31, 2019, we had NOLs which generated deferred tax assets for NOL carryforwards. During 2019, we provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. As of March 31, 2020, we had deferred tax assets of $8,722.

A valuation allowance is provided for deferred tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized.  The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences.  We believe the determination to record, or reduce, a valuation allowance associated with a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.  In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.

As a result of the significant taxable income recognized in the three months ended March 31, 2020, we determined that it was more likely than not that we will recover our deferred tax assets and accordingly the valuation allowances were reversed during the period.  During 2019, consistent with our policy, and because of our history of operating losses, we did not recognize the benefit of our deferred tax assets, including NOL carryforwards, that may have been used to offset future taxable income.  We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.

Internal Revenue Code Section 382 places a limitation (the ‘‘Section 382 Limitation’’) on the amount of net operating loss carryforwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Generally, after a control change, a loss corporation cannot deduct net operating loss carryforward generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation. Because we have concluded that the Company has not experienced a change in control under section 382, all NOL carryforwards were utilized to offset taxable income generated in the period.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits to be utilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2020, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party which expires in October 2021 (see Note 8 - Leases ).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $76 and $559 in fees and reimbursements to the LLC during the three months ended March 31, 2020 and 2019, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders. The Plan generally provides for the granting of up to 16,624,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2024. As of March 31, 2020, 1,271,039 shares remained available for grant under the Plan.

Stock-based compensation expense included in general and administrative expense was $348 and $374, and in research and development expense was $430 and $411, for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, we granted options for a total of 240,000 shares with a weighted average grant date fair value of $4.30 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 93.4 percent volatility, (iii) 0.8 percent risk free rate and (iv) 6.25 years expected term. There were no options granted during the three months ended March 31, 2019, and no RSUs granted during the three months ended March 31, 2020 or 2019.

As of March 31, 2020, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $4,088 and $1,581, respectively, which will be amortized over an estimated weighted average period of approximately 2.24 and 2.08 years, respectively.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of March 31, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

During the three months ended March 31, 2020, we sold 1,049,382 shares under the ATM. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139. During the three months ended March 31, 2019, we sold 560,338 shares under the ATM. The average sales price per common share was $5.24 and the aggregate proceeds from the sales totaled $2,936 during the period. Sales commissions, fees and other costs associated with the ATM totaled $88.

Warrants

In 2015 we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $7 per share, which expired in April 2020.

Note 7 — Litigation

We have several intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division (“USDC”), and United States Court of Appeals for the Federal Circuit (“USCAFC”).

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

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgment, denied all of Apple’s post-trial motions, granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgment was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees and interest).

On October 27, 2017 Apple appealed the final judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the district court’s final judgment. Apple filed a petition for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On October 1, 2019, USCAFC issued an order denying Apple’s petition. Apple filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on February 24, 2020. Prior to the Supreme Court decision denying Apple’s petition for a writ of certiorari, on February 20, 2020, Apple filed a Rule 60(b) motion for relief from judgment with the USDC, seeking relief from the district court’s September 29, 2017 final judgment. VirnetX filed a responsive brief in opposition on March 5, 2020.

Index
On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple has indicated that it will seek restitution of the payment if relief sought in its Rule 60(b) motion is awarded. On April 16, 2020, the USDC ordered Apple to file a supplemental brief with respect to its Rule 60(b) motion within 7 days. The USDC has not ruled in this matter.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-trial motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgment in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case.

On October 9, 2018, USCAFC docketed the appeal as Case No. 19-1050 - VirnetX Inc. v. Apple Inc . On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the district court’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020.

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the district court denied VirnetX’s motion for entry of a new judgment based on the prior juiy verdict and ordered a new jury trial on damages. The jury selection and trial has been scheduled on August 17, 2020.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. We filed a motion to remand on August 23, 2019, which the USCAFC denied on October 1, 2019, directing the parties to address the issues in the merits briefs. On November 7, 2019, we filed another motion to vacate and remand in light of Arthrex. The USPTO intervened and opposed the remand. The USCAFC granted our motion on January 24, 2020. On March 9, 2020, Cisco and the USPTO both filed petitions for panel and en banc rehearing, which remain pending.

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

On March 23, 2020, the law firm of McKool Smith, P.C. (“McKool”) filed a Demand for Arbitration against VirnetX, Inc. with the American Arbitration Association (“AAA”).  In its demand, McKool claims that a retention agreement it entered into in 2010 with VirnetX entitles it to a contingency fee arising from the recent 2020 payment made by Apple.  McKool claims it is owed $36.3 million (or 8% of the payment). We have filed a general response with AAA denying McKool’s claim and intend to vigorously contest the matter.

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
Note 8 — Leases
We lease office space under an operating lease which expires in October 2021. We also entered into an operating lease for a facility used for corporate promotional and marketing purposes which was prepaid in full in a prior year and expires in 2024.
At January 1, 2019, we recorded an ROU asset in other assets and a lease liability in other liabilities of $45 for the office lease; at March 31, 2020, the ROU asset and lease liability totaled $84. For the three months ended March 31, 2020, we recorded lease expense of $13. Adoption of the ASU had no impact on the Condensed Consolidated Statement of Operations.
Note 9 — Earnings Per Share

Basic earnings per are share based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher then the closing price of our stock at the end of each reporting period.

The following table shows the computation of basic and diluted earnings per share for the three-months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$299,945	$(5,608)

Denominator:
Weighted-average basic shares outstanding	70,365	67,596
Effect of dilutive securities	1,019	—
Weighted-average diluted shares	71,384	67,596

Basic earnings per share	$4.26	$(0.08)
Diluted earnings per share	$4.20	$(0.08)

Potentially dilutive securities representing 2,161,955 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2020, because their effect would have been antidilutive.  We incurred a net loss for the three months ended March 31, 2019;  therefore, all 5,865,014 potentially dilutive securities representing shares of common stock were excluded from the computation of diluted earnings per share for the quarter, because their effect would have been antidilutive.

Index
Note 10 — Subsequent Events

On April 2, 2020, we issued 50,000 options to an employee with a weighted average grant date fair value of $3.87 per option.  On April 29, 2020 we issued 25,000 warrants with an exercise price per common share of $5.75. These warrants will expire on April 29, 2025.

On May 8, 2020 the Company announced that its Board of Directors approved a $1.00 per share special cash dividend on its common stock, payable on or about May 26, 2020, to stockholders of record as of the close of business on May 18, 2020.

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

Our GABRIEL Gateway product extends our Secure Communication Platform™ by allowing existing Networked Devices and Services to seamlessly join the “GABRIEL SECURED” network without requiring any modifications. All these devices or services, including cloud-based services, can now be assigned a VirnetX Secure Domain Name and use a fully authenticated secure communication channels for its communications.

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

Index
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

In August 2018 the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820). The FASB is issuing the amendments in this ASU as part of the disclosure framework project. On March 4, 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance on January 1, 2020 which had no material impact on our financial position and statement of operations.

In June 2016 the FASB issued Accounting Standards Update 2016-13 Financial Instruments—Credit Losses (Topic 326). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  We adopted this guidance on January 1, 2020 and there was no material impact on our financial position or statement of operations.

Index
Results of Operation

Three Months Ended March 31, 2020
Compared with Three Months Ended March 31, 2019
(in thousands, except per share amounts)

Revenue

For the three months ended March 31, 2020 and 2019, we recognized revenue of $302,576 and $8, respectively. During the quarter ended March 31, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc. (see “Legal Proceedings”), as a result of a favorable court decision relating to a patent infringement case. The one-time, payment includes past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. The elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follow:

Classification in the Company’s Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Included in operating expenses for the three months ended March 31, 2020, is $90,101 in licensing costs we have accrued in conjunction with the proceeds received from Apple, Inc., pursuant to a favorable court decision relating to a patent infringement case.

Research and Development Expenses

Our research and development expenses increased by $969 to $1,905 for the three months ended March 31, 2020, from $936 for the three months ended March 31, 2019. This increase was primarily due to increase in employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $22,670 to $27,376 for the three months ended March 31, 2020, from $4,706 for the three months ended March 31, 2019. The increase is primarily due to an increase in legal fees of $21,789 associated with our current patent infringement actions, after reflecting reimbursement of $2,114 pursuant to a judgment collected from Apple.

Other Income and Expenses

For the three months ended March 31, 2020, we recognized a gain of $41,271 and interest income of $108,221 pursuant to a judgment collected from Apple.

Liquidity and Capital Resources

As of March 31, 2020, our cash and cash equivalents totaled approximately $435,812 and our short-term investments totaled approximately $1,336, compared to cash and cash equivalents of approximately $3,135 and short-term investments of approximately $2,394 at December 31, 2019, respectively. Working capital was $301,303 at March 31, 2020, and $3,945 at December 31, 2019. The increase in cash and investments during the three months ended March 31, 2020 was primarily attributed to receipt of Apple payment.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2020, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of March 31, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

During the three months ended March 31, 2020, we sold 1,049,382 shares under the ATM. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139.

Index
Income Taxes

For the three months ended March 31, 2020, we recognized income tax expense of $32,759 on income before taxes of $332,704, which is an effective tax rate of 9.9%.  For the three months ended March 31, 2019, income tax expense was $2 on a loss before taxes of $5,606 and an effective tax rate of 0.04%. The effective tax rate for the 2020 period was favorably impacted by the reversal of valuation allowance reserves totaling $38,112 which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards.  For the three months ended March 31, 2019, we had NOLs which generated deferred tax assets for NOL carryforwards. During 2019, we provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. As of March 31, 2020, we had deferred tax assets of $8,722.

A valuation allowance is provided for deferred tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized.  The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences.  We believe the determination to record, or reduce, a valuation allowance associated with a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.  In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.

As a result of the significant taxable income recognized in the three months ended March 31, 2020, we determined that it was more likely than not that we will recover our deferred tax assets and accordingly the valuation allowances were reversed during the period.  During 2019, consistent with our policy, and because of our history of operating losses, we did not recognize the benefit of our deferred tax assets, including NOL carryforwards, that may have been used to offset future taxable income.  We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.

Internal Revenue Code Section 382 places a limitation (the ‘‘Section 382 Limitation’’) on the amount of net operating loss carryforwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Generally, after a control change, a loss corporation cannot deduct net operating loss carryforward generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation. Because we have concluded that the Company has not experienced a change in control under section 382, all NOL carryforwards were utilized to offset taxable income generated in the period.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits to be utilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of March 31, 2020, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

None.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We invest our excess cash primarily in highly liquid instruments including time deposits, money market, and U.S. agency securities. We seek to limit the amount of our credit exposure to any one issuer.

Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of March 31, 2020.

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

Index
ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2020.

The purpose of this evaluation was to determine whether as of March 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 outbreak on our internal controls to minimize the impact on their design and operating effectiveness.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have several intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division (“USDC”), and United States Court of Appeals for the Federal Circuit (“USCAFC”).

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

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgment, denied all of Apple’s post-trial motions, granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgment was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees and interest).

On October 27, 2017 Apple appealed the final judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the district court’s final judgment. Apple filed a petition for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On October 1, 2019, USCAFC issued an order denying Apple’s petition. Apple filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on February 24, 2020. Prior to the Supreme Court decision denying Apple’s petition for a writ of certiorari, on February 20, 2020, Apple filed a Rule 60(b) motion for relief from judgment with the USDC, seeking relief from the district court’s September 29, 2017 final judgment. VirnetX filed a responsive brief in opposition on March 5, 2020.

On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple has indicated that it will seek restitution of the payment if relief sought in its Rule 60(b) motion is awarded. As ordered by the USDC, Apple filed its supplemental brief with respect to its Rule 60(b) motion on April 23, 2020. The USDC has not ruled in this matter.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-trial motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. On September 20, 2018, pursuant to a Court’s order, attorneys from VirnetX and Apple conferred and agreed, without dispute, to add an amount totaling $93,300 for Bill of Costs and Prejudgment Interest to the $502,600 jury verdict. The total amount in the final judgment in the Apple II case is now $595,900. Apple has filed a notice of appeal with the USCAFC in the Apple II case.

On October 9, 2018, USCAFC docketed the appeal as Case No. 19-1050 - VirnetX Inc. v. Apple Inc . On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the district court’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020.

Index
On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the district court denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. The jury selection and trial has been scheduled on August 17, 2020.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. We filed a motion to remand on August 23, 2019, which the USCAFC denied on October 1, 2019, directing the parties to address the issues in the merits briefs. On November 7, 2019, we filed another motion to vacate and remand in light of Arthrex. The USPTO intervened and opposed the remand. The USCAFC granted our motion on January 24, 2020. On March 9, 2020, Cisco and the USPTO both filed petitions for panel and en banc rehearing, which remain pending.

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

On March 23, 2020, the law firm of McKool Smith, P.C. (“McKool”) filed a Demand for Arbitration against VirnetX, Inc. with the American Arbitration Association (“AAA”).  In its demand, McKool claims that a retention agreement it entered into in 2010 with VirnetX entitles it to a contingency fee arising from the recent 2020 payment made by Apple.  McKool claims it is owed $36.3 million (or 8% of the payment). We have filed a general response with AAA denying McKool’s claim and intend to vigorously contest the matter.

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

•          Third parties may challenge the validity of our patents.

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

Index
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

Index
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

The impact of the COVID-19 pandemic on our potential customers and their business operations, including their budgetary constraints and resources devoted to adopting new products.

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

Index
In addition, potential customers of our products include local, state, federal and foreign government authorities. Sales to government authorities can be extended and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions, including impacts from the COVID-19 pandemic. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts.

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

We expect to expand our presence internationally in Japan and elsewhere through, third party arrangements such as international partnerships, joint ventures and potentially establishing international subsidiaries and offices. Our international expansion may present challenges and risks, including those inherent in international operations, to us and may require significant attention from management. For example, the COVID-19 pandemic could disrupt and slow our international expansion and partnership efforts, as our international partners’ businesses could be disrupted. We may not be successful in our international partnerships, expansion efforts, and we may incur significant operating expenses in our efforts to expand internationally.

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

War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which the Company operates, the Company’s clients and the Company’s service delivery.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. Such events may cause our customers to delay their decisions on spending for the services provided by the Company and give rise to sudden significant changes in regional and global economic conditions and cycles. These events may also pose risks to the Company’s personnel and to physical facilities and operations, which could adversely affect the Company’s financial results.

The global COVID-19 pandemic may harm our business, financial condition and results of operations.

In December 2019, a novel coronavirus, COVID-19 was reported in China and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and other third parties with whom we interact. We are requiring all employees to work remotely and have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees and consultants travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic may disrupt the operations of our customers, partners, suppliers and other third-party providers for an indefinite period of time, including as a result of travel restrictions, adverse effects on budget planning processes, and/or business shutdowns, all of which could negatively impact our business, financial condition and results of operations. More generally, the COVID-19 pandemic could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect our business. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Index
Risks Related to Our Common Stock

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2019, and March 31, 2020, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $3.40 and $7.63 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

•          General conditions in the markets in which we compete; and

•          General social, political, economic and financial conditions, including the significant volatility in the global financial markets, and impacts from the COVID-19 pandemic.

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

Factors that could cause fluctuations in the market price of our common stock include, but are not limited to the following:

•          Price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment, in particular related to the COVID-19 pandemic;

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

•          Any significant change in our management; and

•          General economic conditions and slow or negative growth of our markets, including any economic downturn from the COVID-19 pandemic;

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, global pandemics (such as the COVID-19 pandemic), interest rate changes the stability of the EU and the exit of the United Kingdom or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

We have broad discretion in how we apply our funds, and we may not use these funds effectively, which could affect our results of operations and cause our stock price to decline.

Our management will have broad discretion in the application of our existing cash, cash equivalents and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. Pending their use, we may invest our available funds in a manner that does not produce income or that loses value. The failure by our management to apply our available funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our products.

In addition, an entity that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading, or holding certain types of securities would be deemed an Investment Company under the Investment Company Act of 1940 (the "1940 Act"). If we do not manage our investments and business in a manner that meets the requirements for an exemption under the 1940 Act, we may be deemed to be an investment company under the 1940 Act and subject to additional limitations on operating our business including limitations on the issuance of securities, which may make it difficult for us to raise capital.

We do not regularly pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of March 31, 2020, we had outstanding options to purchase an aggregate of 5,365,021 shares of common stock representing approximately 8% of our total shares outstanding of which 3,810,479 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. While we had net income of $299.9 million for the quarter ended March 31, 2020, we had net losses of $19.2 million for 2019 and $25.4 million for 2018, and through the quarter end March 31, 2020, we had retained earnings of $82.3 million. The following include some of the factors that may cause our operating results to fluctuate:

•          The outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof;

•          The impact of the COVID-19 pandemic on our sales cycle and results;

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

These and other provisions in our amended and restated certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions

Index
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

However, notwithstanding the exclusive forum provisions, our amended and restated bylaws explicitly state that they would not preclude the filing of claims brought to enforce any liability or duty created under federal securities laws, including the Securities Act of 1933 or the Securities Exchange Act of 1934.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

ITEM 5 — OTHER INFORMATION

Amended and Restated Bylaws

On May 7, 2020, our Board of Directors adopted amended and restated bylaws (the “Amended and Restated Bylaws”) to add exclusive forum provisions to provide that (a) unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or Amended and Restated Bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants and (b) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any claims under the Securities Act of 1933, as amended.

The foregoing summary description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form l0-Q and incorporated herein by reference.

Index
ITEM 6 — EXHIBITS

Exhibit Number	Description
3.1	Bylaws of VirnetX Holding Corporation (As Amended and Restated Effective May 7, 2020)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

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

Date: May 11, 2020