Form 10-Q
period 2020-06-30
VirnetX Holding Corp
filed 2020-08-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

308 Dorla Court, Suite 206 Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 548-1785
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001 per share	VHC	New York Stock Exchange

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

71,058,570 shares of Registrant’s Common Stock were outstanding as of August 5, 2020.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Quarterly Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

•          In the VirnetX Inc. v. Cisco Systems, Inc. et al. (Case 6:10-CV-00417-LED) (“Apple I”) litigation, we have been awarded total damages in the amount of $439.7 million. On February 24, 2020, the United States Supreme Court denied Apple’s petition for certiorari with respect to the final judgment awarded in that case. Under a stipulation filed in the case, Apple agreed to pay any payments then due under the judgment within 20 days of completion of any appeal from the judgment in this matter. Accordingly, on March 13, 2020, we received final payment of $454,033,859.87 from Apple, representing the previously announced final judgment with interest in the case. Apple has filed a motion in the district court seeking to vacate the district court’s final judgment and has indicated that it will seek restitution of the payment if relief is awarded. Although the Company believes Apple’s motion is without merit, the district court has not yet ruled on this motion. We cannot assure that Apple will not continue to challenge and seek reimbursement of the payment.

•          In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, in November 2019, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) affirmed-in-part and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. The Federal Circuit affirmed the district court’s ruling that Apple Inc. (“Apple”) was precluded from challenging the validity of the asserted patents, and also affirmed the jury’s finding of infringement with respect to Apple’s VPN on Demand feature. The Federal Circuit reversed, however, the finding of infringement with respect to Apple’s FaceTime feature. The Federal Circuit remanded to the district court for an assessment of whether, given that only VPN on Demand infringed. In its order, unsealed on May 1, 2020, the district court denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. The jury selection and trial has been scheduled on August 17, 2020. In addition, the patents in issue are being challenged in the United States Patent and Trademark Office. If those challenges are successful, they could also impact the award in the case. The continuation of this litigation, as well as the Apple I litigation discussed above, is distracting to our management and expensive, and these distraction and expense may continue.

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

Index
VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2020	As of December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$270,183	$3,135
Investments available for sale	2,622	2,394
Accounts receivable	5	5
Prepaid expenses and other current assets	572	237
Total current assets	273,382	5,771
Prepaid expenses and other assets	1,491	1,711
Property and equipment, net	14	16
Deferred tax asset	8,536	—
Total assets	$283,423	$7,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,059	$1,346
Accrued licensing costs	9,438	—
Accrued payroll and related expenses	286	287
Other liabilities, current	53	193
Income taxes payable	38,863	—
Total current liabilities	49,699	1,826

Other liabilities	17	44
Total liabilities	49,716	1,870

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2020 and December 31, 2019, Issued and outstanding: 0 shares at June 30, 2020 and December 31,2019	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2020 and December 31, 2019, Issued and outstanding: 71,058,570 shares and 69,586,764 shares, at June 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	230,250	223,237
Retained earnings (Accumulated deficit)	3,462	(217,602)
Accumulated other comprehensive loss	(12)	(14)
Total stockholders’ equity	233,707	5,628
Total liabilities and stockholders’ equity	$283,423	$7,498

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$18	$38	$302,594	$46
Operating expense:
Licensing costs	—	—	90,101	—
Research and development	3,803	986	5,708	1,921
Selling, general and administrative	6,701	3,604	34,077	8,310
Total operating expense	10,504	4,590	129,886	10,231
Income (loss) from operations	(10,486)	(4,552)	172,708	(10,185)
Gain	—	—	41,271	—
Realized gain	—	—	1	—
Interest and other income, net	16	27	108,254	54
Income (loss) before taxes	(10,470)	(4,525)	322,234	(10,131)
Income tax (expense) benefit	2,430	395	(30,329)	393
Net income (loss)	$(8,040)	$(4,130)	$291,905	$(9,738)
Basic income (loss) per share	$(0.11)	$(0.06)	$4.13	$(0.14)
Diluted income (loss) per share	$(0.11)	$(0.06)	$4.05	$(0.14)
Weighted average shares outstanding - basic	70,915	68,258	70,640	67,929
Weighted average shares outstanding - diluted	70,915	68,258	72,098	67,929

See accompanying notes to condensed consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$(8,040)	$(4,130)	$291,905	$(9,738)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(1)	—	1	1
Change in foreign currency translation, net of tax	—	—	1	—
Total other comprehensive income (loss)	(1)	—	2	1
Comprehensive income (loss)	$(8,041)	$(4,130)	$291,907	$(9,737)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888
Stock issued for cash at $5.05 -$5.42 per share, net	560,338		2,848			2,848
Stock-based compensation			785			785
Stock issued for options and RSUs, net	663,816		816			816
Comprehensive loss:
Net loss				(5,608)		(5,608)
Unrealized gain, net	_	_	_	_	_ 1	1
Comprehensive loss						(5,607)
Balance, March 31, 2019	68,104,001	$7	$212,766	$(204,030)	$(13)	$8,730
Stock issued for cash at $6.02 - $6.49 per share, net	467,928		2,849			2,849
Stock-based compensation			928			928
Stock issued for options and RSUs, net	182,618
Comprehensive loss:
Net loss	_	_	_	_ (4,130)	_	(4,130)
Comprehensive loss						(4,130)
Balance, June 30, 2019	68,754,547	$7	$216,543	$(208,160)	$(13)	$8,377

Balance, December 31, 2019	69,586,764	$7	$223,237	$(217,602)	$(14)	$5,628
Stock issued for cash at $4.00 -$4.96 per share, net	1,049,382		4,488			4,488
Stock-based compensation			778			778
Stock issued for options and RSUs, net	202,031		768			768
Comprehensive income:
Net income				299,945		299,945
Unrealized gain, net					2	2
Foreign currency translation, net	_	_	_	_	_ 1	1
Comprehensive income						299,948
Balance, March 31, 2020	70,838,177	$7	$229,271	$82,343	$(11)	$311,610
Stock-based compensation			953			953
Warrants for services			104			104
Stock issued for options and RSUs, net	220,393		(78)			(78)
Dividends paid				(70,841)		(70,841)
Comprehensive loss:
Net loss				(8,040)		(8,040)
Unrealized loss, net	_	_	_	_	_ (1)	(1)
Comprehensive loss						(8,041)
Balance, June 30, 2020	71,058,570	$7	$230,250	$3,462	$(12)	233,707

One-time cash dividend of $1 per share declared and paid as of the three and six months ended June 30, 2020.

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
Cash flows from operating activities:	June 30, 2020	June 30, 2019
Net income (loss)	$291,905	$(9,738)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2	4
Amortization of warrant costs	17	—
Stock-based compensation	1,731	1,713
Deferred tax asset	(8,536)	-
Changes in assets and liabilities:
Prepaid expenses and other assets	(28)	36
Accounts payable and accrued liabilities	(287)	(602)
Other liabilities	(167)	—
Accrued payroll and related expenses	(1)	31
Accrued licensing costs	9,438	—
Accounts receivable	—	(2)
Income taxes payable	38,863	(396)
Net cash provided by (used in) operating activities	332,937	(8,954)
Cash flows from investing activities:
Purchase of investments	(2,292)	(3,391)
Proceeds from sale or maturity of investments	2,066	2,423
Net cash (used in) investing activities	(226)	(968)
Cash flows from financing activities:
Proceeds from exercise of options	1,046	816
Proceeds from sale of common stock	4,488	5,697
Dividends paid	(70,841)	—
Payment of payroll taxes on vested restricted stock units	(356)	(47)
Net cash provided by (used in) financing activities	(65,663)	6,466
Net change in cash and cash equivalents	267,048	(3,456)
Cash and cash equivalents, beginning of period	3,135	7,611
Cash and cash equivalents, end of period	$270,183	$4,155

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)
Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation, which we refer to as “we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence and unified communications markets. Since 2012 we had revenues from settlements of patent infringement disputes whereby, we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement, as well as license agreement revenues from settlements providing licensing for the continued use of our technology (see “Revenue Recognition”).

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, Machine-to-Machine (“M2M”), communications in areas including “Smart City,” “Connected Car” and “Connected Home.” All our U.S. and foreign patents and pending patent applications relate generally to securing communications over the internet and as such, cover all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2020 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. (“Leidos”) (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos based on cash or certain other values generated from those patents in certain circumstances. The amount of such payments depends upon the type of value generated and certain categories are subject to maximums and other limitations. During the six months ended June 30, 2020, the Company accrued $90,101, in conjunction with proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case (see “Note 7— Litigation”).

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2020, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020.

Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in our accounting estimates are reasonably likely to occur. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, at the time they are made, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

Leases

The Company determines if an arrangement, giving the Company a right-of-use (“ROU”) asset, is a lease at inception. Operating lease ROU assets are included in other assets on the Condensed Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the arrangement based on the present value of lease payments over the lease term. Other assets at June 30, 2020, includes a ROU asset related to a facility lease for corporate promotional and marketing purposes. The facility lease was paid in full at inception and the ROU is being amortized over the 10-year term of the lease. Other assets also include a ROU related to our office operating lease which expires in October 2021 (See Note 8 - Leases).

Revenue Recognition

The Company derives revenue from licensing and royalty fees from contracts with customers which often span several years. We account for this revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

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

The Company actively monitors and enforces its intellectual property (“IP”) rights, including seeking appropriate compensation from third parties that utilize the Company’s IP without a license. As a result, the Company may, from time to time, receive payments as part of a settlement or compensation for a patent infringement dispute. Proceeds received are allocated to each element identified in the settlement or compensation, based on the fair value of each element. Generally, settlements and compensation may include the following elements: the value of a license or royalty agreement, cost reimbursement, damages and interest. Elements identified related to licensing and royalty are recognized as revenue. Elements identified as reimbursed costs are generally recorded as a reduction to the reported expenses. Elements identified as damages or interest are generally recorded in other income in the condensed consolidated statement of operations. During the six months ended June 30, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc., because of a favorable court decision relating to a patent infringement case. The court decision identified the following as the basis of the award: $302,428 for past royalties, $41,271 in damages for willful infringement, $108,221 for interest, and $2,114 in reimbursement for court costs and attorney’s fees (see Note 7 - Litigation). Elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follows:

Classification in the Company’s Condensed Consolidated Statement of Operations
Six Months Ended

June 30, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Contingent Gains

ASC Topic 450-30-25, Contingent Gains, prohibits recognition of contingent gains until realized. Accordingly, we do not record contingent gains ahead of such realization. Management generally considers any such gains as realized only upon the collection of cash.

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

Index
Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the six months ended June 30, 2020, we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

Other Assets

Other assets at June 30, 2020 includes a right-of-use asset totaling $1,412 related to a facility lease for corporate promotional and marketing purposes. The facility lease was paid in full at inception and the ROU is being amortized over the 10-year term of the lease. Other assets also include a ROU asset totaling $71 related to our office operating lease which expires in October 2021 (See Note 8).

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$269,330	$—	$—	$269,330	$269,330	$—
Level 1:
Mutual funds	853	—	—	853	853	—
U.S. agency securities	2,619	3	—	2,622	—	2,622
	3,472	3	—	3,475	853	2,622
Total	$272,802	$3	$—	$272,805	$270,183	$2,622

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$2,076	$—	$—	$2,076	$2,076	$—
Level 1:
Mutual funds	613	—	—	613	613	—
U.S. agency securities	2,837	3	—	2,840	446	2,394
	3,450	3	—	3,453	1,059	2,394
Total	$5,526	$3	$—	$5,529	$3,135	$2,394

Index
New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact, if any this ASU will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820). The FASB is issuing the amendments in this ASU as part of its disclosure framework project. On March 4, 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance on January 1, 2020 with no material impact on our financial position and statement of operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  We adopted this guidance on January 1, 2020 and there was no material impact on our financial position or statement of operations.

Note 3 — Income Taxes

For the three months ended June 30, 2020, we recognized an income tax benefit of $2,430 on a loss before income taxes of $10,470, which is an effective tax rate of a 23.2%. For the six months ended June 30, 2020, we recognized income tax expense of $30,329 on income before income taxes of $322,234 which is an effective tax rate of 9.4%. For the three and six months ended June 30, 2019, we had an income tax benefit of $395 and $393, respectively, due to a release of a state reserve as the statute of limitation for the tax return expired in the quarter. The effective tax rate for the 2020 six-month period was favorably impacted by the reversal of valuation allowance reserves totaling $37,694, which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards. For the three and six months ended June 30, 2019, we had NOLs which generated deferred tax assets for NOL carryforwards. During 2019, we provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. At June 30, 2020, we had deferred tax assets of $8,536.

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

As a result of the significant taxable income recognized in the six months ended June 30, 2020, we determined that it was more likely than not that we will recover our deferred tax assets and accordingly the valuation allowances were reduced during the period.  During 2019, consistent with our policy, and because of our history of operating losses, we did not recognize the benefit of our deferred tax assets, including NOL carryforwards, that may have been used to offset future taxable income.  We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.

Internal Revenue Code Section 382 places a limitation (the ‘‘IRC Section 382 Limitation’’) on the amount of net operating loss carryforwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Generally, after a control change, a loss corporation cannot deduct net operating loss carryforwards generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation. Because we have concluded that the Company has not experienced a change in control under Section 382, all NOL carryforwards were utilized to offset taxable income generated in the period.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits to be utilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of June 30, 2020, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Index

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party which expires in October 2021 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $13, and $89 compared to $326, and $885 in rental fees and reimbursements to the LLC during the three and six months ended June 30, 2020 and 2019, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. In April 2017, the Board approved an amendment and restatement of the Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved of the Plan Amendment at the 2017 Annual Meeting of Stockholders held on June 1, 2017. The Plan provides for grants of 16,624,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023. As of June 30, 2020, 675,210 shares remained available for grant under the Plan.

During the three months ended June 30, 2020, we granted options for a total of 377,500 shares with a weighted average grant date fair value of $5.07 per option. During the three months ended June 30, 2019, we granted options totaling 345,000 shares with a weighted average grant date fair value of $4.63.

During the six months ended June 30, 2020, we granted options for a total of 617,500 shares. The weighted average fair value at the grant dates was $4.77 per option. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2020 (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 94 percent (iii) a risk-free interest rate of 0.65 percent and (iv) and expected option term of 6 years.

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

During the three months ended June 30, 2020 and 2019, we granted 218,329 and 229,996 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the three months ended June 30, 2020 and 2019 were $6.89 and $6.06 per RSU, respectively. RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the three months ended June 30, 2020 and 2019, we paid $356 and $47 in withholding taxes on shares issued upon conversion of RSUs. The underlying shares were canceled. These amounts are reflected as financing costs in the accompanying statement of cash flows.  No RSUs were issued during the first three months of 2020 or 2019.

As of June 30, 2020, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $6,353 and $2,812, respectively, which will be amortized over an estimated weighted average period of approximately 2.40 and 2.83 years, respectively.

During the three months ended June 30, 2020, we issued 60,000 shares of common stock as a result of the exercise of options and 160,393 shares of common stock as a result of vesting RSUs. During the three months ended June 30, 2019, no options were exercised, but we issued 182,618 shares of commons stock as a result of vesting RSUs.

During the six months ended June 30, 2020 we issued 262,031 shares of common stock as a result of the exercise of options and 160,393 shares of common stock as a result of vesting RSUs. During the six months ended June 30, 2019, we issued 663,816 shares of common stock as a result of the exercise of options and 182,618 shares of commons stock as a result of vesting RSUs.

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

Index
We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of June 30, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

We did not sell any shares under the ATM during the three months ended June 30, 2020.  During six months ended June 30, 2020, we sold 1,049,382 shares under the ATM. The average price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627. Sales commissions, fees and other costs associated with the ATM totaled $139.

During the three months ended June 30, 2019, we sold 467,928 shares under the ATM. The average price per common share was $6.28 and the aggregate proceeds from the sales totaled $2,937. Sales commissions, fees and other costs associated with the ATM totaled $88. During the six months ended June 30, 2019, we sold 1,028,266 shares under the ATM. The average price per common share was $5.71 and the aggregate proceeds from the sales totaled $5,873. Sales commissions, fees and other costs associated with the ATM totaled $176.

Dividends

On May 8, 2020, we declared a one-time cash dividend of $1 per share of common stock, payable on May 26, 2020 to shareholders of record as of the close of business on May 18, 2020. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Warrants

In 2020, we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $5.75 per share, which will expire in April 2025. The weighted average fair value at the grant date was $4.16 per warrant. The fair value at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 97 percent (iii) a risk-free interest rate of 0.27 percent and (iv) and expected option term of 5 years.

Warrants Issued	Exercise Price	Exercisable at December 31, 2019	Newly Exercisable	Exercised	Terminated / Cancelled	Exercisable at June 30, 2020	Expiration Date
25,000	$7.00	25,000	—	—	25,000	—	April 30, 2020
	$5.75	—	25,000	—	—	25,000	April 30, 2025
	_	25,000	25,000	—	25,000	25,000	_

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

Index

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

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. We filed a motion to remand on August 23, 2019, which the USCAFC denied on October 1, 2019, directing the parties to address the issues in the merits briefs. On November 7, 2019, we filed another motion to vacate and remand in light of Arthrex. The USPTO intervened and opposed the remand. The USCAFC granted our motion on January 24, 2020. On March 9, 2020, Cisco and the USPTO both filed petitions for panel and en banc rehearing, which were denied on May 13, 2020.  The mandate vacating the case and remanding it to PTAB was issued on May 20, 2020.

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

Neal Hurwitz v. Kendall Larsen et al. (Case 2020-0425-JRS)

On June 2, 2020, stockholder Neal Hurwitz filed a verified derivative complaint in the Delaware Court of Chancery against Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, and Thomas M. O’Brien and naming the Company as nominal defendant.  The lawsuit alleges breaches of fiduciary duty, corporate waste, and unjust enrichment arising out of a series of previously-disclosed transactions and compensation awards and seeks an award of monetary damages and equitable relief.  On July 1, 2020, the defendants filed a motion to dismiss the complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted.  The parties are currently briefing the motion, which briefing is expected to be complete by October 2020, with the court to hold a hearing and render a decision on the motion thereafter.

Index

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

Note 8 — Leases

We lease office space under an operating lease which expires in October 2021; at June 30, 2020, the underlying ROU asset and lease liability totaled $71. For the three and six months ended June 30, 2020, we recorded lease expense of $13 and $26.  For the three and six months ended June 30, 2019, we recorded lease expense of $14 and $28.

We also entered into an operating lease for a facility used for corporate promotional and marketing purposes which was prepaid in full in a prior year and expires in 2024; at June 30, 2020, the ROU totaled $1,412.  For the three and six months ended June 30, 2020, we recorded promotional and marketing lease expense of $96 and $193.  For the three and six months ended June 30, 2019, we recorded lease expense of $96 and $193.

Note 9 — Earnings Per Share

Basic earnings per are share based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period.

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands):
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted-average basic shares outstanding	70,915	68,258	70,640	67,929
Effect of dilutive securities	—	—	1,458	—
Weighted-average diluted shares outstanding	70,915	68,258	72,098	67,929

Basic earnings per share	$(0.11)	$(0.06)	$4.13	$(0.14)
Diluted earnings per share	$(0.11)	$(0.06)	$4.05	$(0.14)

Potentially dilutive securities representing 1,824,454 shares of common stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 2020, because their effect would have been antidilutive. We incurred a net loss for the three months ended June 30, 2020, and the three and six months ended June 30, 2019;  therefore, all potentially dilutive securities representing shares of common stock were excluded from the computation of diluted earnings per share for the quarter, because their effect would have been antidilutive.

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are an Internet security software and technology company with patented technology for secure communications including 5G and 4G LTE security. Our software and technology solutions, including our Secure Domain Name Registry and GABRIEL Connection Technology™, are designed to facilitate secure communications and provide the security platform required by next- generation Internet-based applications such as instant messaging, or IM, voice over Internet protocol, or VoIP, mobile services, streaming video, file transfer, remote desktop and Machine-to-Machine, or M2M communications. Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in the new initiatives like “Smart City”, “Connected Car” and “Connected Home” that would connect everything from social services and citizen engagement to public safety, transportation and economic development to the internet to enable more productivity, features and efficiency in our everyday lives. The subject matter of all our U.S. and foreign patents and pending applications relates generally to securing communication over the internet, and as such covers all our technology and other products. Our issued U.S. and foreign patents expire at various times during the period from 2020 to 2024. Some of our issued patents and pending patent applications were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006 and we are required to make payments to Leidos, based on cash or certain other values generated from those patents. The amount of such payments depends upon the type of value generated, and certain categories are subject to maximums and other limitations.

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

In June 2016 the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. We adopted this guidance on January 1, 2020 and there was no material impact on our financial position or statement of operations.

Index
Results of Operations

Three and Six Months Ended June 30, 2020
Compared with Three and Six Months Ended June 30, 2019
(in thousands, except per share amounts)

Revenue

For the three and six months ended June 30, 2020 we recognized revenue of $18 and $302,594, respectively compared to the three and six months ended June 30, 2019 of $38 and $46, respectively.  During the six months ended June 30, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc. (see “Legal Proceedings”), as a result of a favorable court decision relating to a patent infringement case. The one-time payment includes past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. The elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follow (see Note 2):

Classification in the Company’s Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Included in operating expenses for the six months ended June 30, 2020, is $90,101 in licensing costs we have incurred in conjunction with the proceeds received from Apple, Inc., pursuant to a favorable court decision relating to a patent infringement case.

Research and Development Expenses

Research and development expenses were $3,803 and $986 for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $2,817 due primarily to an increase in staff expense. Research and development expenses were $5,708 and $1,921 for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $3,787 due primarily to an increase in staff expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended June 30, 2020 compared to June 30, 2019 increased by $3,097 to $6,701. The change is primarily due to an increase in staff expenses. For the six months ended June 30, 2020 our selling, general and administrative expenses increased by $25,767 to $34,077 compared to the six months ended June 30, 2019. The change was primarily due to a $21,820 increase in legal fees associated with our patent infringement actions, after reflecting reimbursement of $2,114, pursuant to a judgment collected from Apple.  We expect to incur the same levels or decreased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

For the six months ended June 30, 2020, we recognized a gain of $41,271 and interest income of $108,254 which included interest received of $108,221 pursuant to a judgment collected from Apple.

Net income (loss)

Net income (loss) for the three and six months ended June 30, 2020 was ($8,040) and $291,905, respectively. Net loss for the three and six months ended June 30, 2019 ($4,130) and ($9,738), respectively. The change is primarily due to the judgment collected from Apple associated with our patent infringement action.

Income Taxes

For the three months ended June 30, 2020, we recognized an income tax benefit of $2,430 on loss before income taxes of $10,470, which is an effective tax rate of a 23.2%. For the six months ended June 30, 2020, we recognized income tax expense of $30,329 on income before income taxes of $322,234 which is an effective tax rate of 9.4%. For the three and six months ended June 30, 2019, we had an income tax benefit of $395 and $393, respectively, due to a release of a state reserve as the statute of limitation for the tax return expired in the quarter. The effective tax rate for the 2020 six-month period was favorably impacted by the reversal of valuation allowance reserves totaling $37,694, which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards. For the three and six months ended June 30, 2019, we had NOLs which generated deferred tax assets for NOL carryforwards. During 2019, we provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. At June 30, 2020, we had deferred tax assets of $8,536.

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

Index

As a result of the significant taxable income recognized in the six months ended June 30, 2020, we determined that it was more likely than not that we will recover our deferred tax assets and accordingly the valuation allowances were reduced during the period. During 2019, consistent with our policy, and because of our history of operating losses, we did not recognize the benefit of our deferred tax assets, including NOL carryforwards, that may have been used to offset future taxable income. We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.

Internal Revenue Code Section 382 places a limitation (the ‘‘IRC Section 382 Limitation’’) on the amount of net operating loss carryforwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Generally, after a control change, a loss corporation cannot deduct net operating loss carryforwards generated in years prior to the deemed change of control under IRC Section 382 in excess of the Section 382 Limitation. Because we have concluded that the Company has not experienced a change in control under Section 382, all NOL carryforwards were utilized to offset taxable income generated in the period.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits to be utilized from such years.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of June 30, 2020, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Liquidity and Capital Resources

As of June 30, 2020, our cash and cash equivalents totaled approximately $270,183 and our short-term investments totaled approximately $2,622, compared to cash and cash equivalents of approximately $3,135 and short-term investments of approximately $2,394 at December 31, 2019, respectively. Working capital was $223,683 at June 30, 2020, and $3,945 at December 31, 2019. The increase in cash and investments during the three months June 30, 2020, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Dividends

On May 8, 2020, we declared a one-time cash dividend of $1 per share of common stock, payable on May 26, 2020 to shareholders of record as of the close of business on May 18, 2020. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of June 30, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

During the six months ended June 30, 2020, we sold 1,049,382 shares under the ATM. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139.  No sales were made under the ATM during the three months ended June 30, 2020.

Index
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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of June 30, 2020.

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

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2020.

The purpose of this evaluation was to determine whether as of June 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 outbreak on our internal controls to minimize the impact on their design and operating effectiveness.

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

On October 9, 2018, USCAFC docketed the appeal as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the district court’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020.

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

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2018, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination no. 95/001,679 involving our U.S. Patent No. 6,502,135. We filed a motion to remand on August 23, 2019, which the USCAFC denied on October 1, 2019, directing the parties to address the issues in the merits briefs. On November 7, 2019, we filed another motion to vacate and remand in light of Arthrex. The USPTO intervened and opposed the remand. The USCAFC granted our motion on January 24, 2020. On March 9, 2020, Cisco and the USPTO both filed petitions for panel and en banc rehearing, which were denied on May 13, 2020.  The mandate vacating the case and remanding it to PTAB was issued on May 20, 2020

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

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

Neal Hurwitz v. Kendall Larsen et al. (Case 2020-0425-JRS)

On June 2, 2020, stockholder Neal Hurwitz filed a verified derivative complaint in the Delaware Court of Chancery against Kendall Larsen, Robert D. Short III, Gary Feiner, Michael F. Angelo, and Thomas M. O’Brien and naming the Company as nominal defendant.  The lawsuit alleges breaches of fiduciary duty, corporate waste, and unjust enrichment arising out of a series of previously-disclosed transactions and compensation awards and seeks an award of monetary damages and equitable relief.  On July 1, 2020, the defendants filed a motion to dismiss the complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted.  The parties are currently briefing the motion, which briefing is expected to be complete by October 2020, with the court to hold a hearing and render a decision on the motion thereafter.

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

Index
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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, computer viruses, attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. The COVID-19 pandemic is increasing vulnerability to cyber-attacks, as more individuals and companies work online, which increases these risks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and current or potential customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom enacted a Data Protection Act that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK Data Protection Act, all of which may adversely affect our revenue and product sales. Additionally, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA"), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs. More generally, we cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our patent rights and our product and service capabilities;

•	The impact of the COVID-19 pandemic on our potential customers and their business operations, including their budgetary constraints and resources devoted to adopting new products.

•	Our customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	Our customers’ budgetary constraints;

•	The timing of our customers’ budget cycles;

•	Delays caused by customers’ internal review processes; and

•	Long sales cycles that may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

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

Our ability to sell our solutions will be dependent on the quality of our technical support, and our failure to deliver high- quality technical support services could have a material adverse effect on our sales and results of operations.

If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post- deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve to the foregoing, our ability to sell our products would be adversely affected, and our reputation with current and potential customers could be harmed. In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products and support services instead of ours in the future.

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

Index
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

The global COVID-19 pandemic may harm our business, financial condition, and results of operations.

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

Our common stock is currently listed on the New York Stock Exchange and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2019, and June 30, 2020, the reported last adjusted closing price on NYSE American LLC for our common stock ranged between $2.91 and $7.54 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Index
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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of June 30, 2020, we had outstanding options to purchase an aggregate of 5,682,521 shares of common stock representing approximately 8% of our total shares outstanding of which 3,996,750 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. While we had net income of $291.9 million for the six months ended June 30, 2020, we had net losses of $19.2 million for 2019 and $25.4 million for 2018, and through the six month ended June 30, 2020, we had retained earnings of $3.5 million. The following include some of the factors that may cause our operating results to fluctuate:

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

In addition, the provisions of Section 203 of the Delaware General Corporation Law govern us. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

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

None.

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

Date: August 10, 2020

Index
EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the President and Chief Executive Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*
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