Form 10-Q
period 2020-09-30
VirnetX Holding Corp
filed 2020-11-06
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

308 Dorla Court, Suite 206 Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 548-1785
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which Registered
Common Stock, par value $0.0001 per share	VHC	New York Stock Exchange

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

71,058,570 shares of Registrant’s Common Stock were outstanding as of November 4, 2020.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Quarterly Report and elsewhere in this Quarterly Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

●          In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, in November 2019, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) affirmed-in-part and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. The Federal Circuit affirmed the district court’s ruling that Apple Inc. (“Apple”) was precluded from challenging the validity of the asserted patents, and also affirmed the jury’s finding of infringement with respect to Apple’s VPN on Demand feature. The Federal Circuit reversed, however, the finding of infringement with respect to Apple’s FaceTime feature. The Federal Circuit remanded to the district court for an assessment of whether, given that only VPN on Demand infringed. In its order, unsealed on May 1, 2020, the district court denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the district court granted Apple’s motion for continuance and reset the jury selection and trial to October 26, 2020. On October 30, 2020, a federal jury in the U.S. District Court for the Eastern District of Texas issued a $502,848,847 verdict in favor of VirnetX. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple's iOS 7 operating system and represents 598,629,580 infringing units from US sales only. On March 13, 2020, VirnetX was paid a $454,033,859 judgment in a separate case against Apple. In addition, the patents in issue are being challenged in the United States Patent and Trademark Office. If those challenges are successful, they could also impact the award in the case. The continuation of this litigation is distracting to our management,  expensive, and these distractions and expenses may continue.

●          We have undertaken activities to commercialize our products and patent portfolio in and outside the United States. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenues for us. However, commercialization of products such as ours are subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple II litigation before entering or considering to enter any agreement with us, and that or other factors may lead us to be unsuccessful in obtaining further licensing agreements or making arrangements or entering contracts which create significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Index
VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2020	As of December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$225,911	$3,135
Investments available for sale	22,077	2,394
Accounts receivable	6	5
Prepaid expenses and other current assets	396	237
Total current assets	248,390	5,771
Prepaid expenses and other assets	1,389	1,711
Property and equipment, net	12	16
Deferred tax asset	8,754	—
Total assets	$258,545	$7,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$583	$1,346
Accrued licensing costs	9,438	—
Accrued payroll and related expenses	299	287
Other liabilities, current	53	193
Income taxes payable	17,414	—
Total current liabilities	27,787	1,826

Other liabilities	4	44
Total liabilities	27,791	1,870

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share authorized: 10,000,000 shares at September 30, 2020 and December 31, 2019, issued and outstanding: 0 shares at September 30, 2020 and December 31,2019	—	—
Common stock, par value $0.0001 per share authorized: 100,000,000 shares at September 30, 2020 and December 31, 2019, issued and outstanding: 71,058,570 shares and 69,586,764 shares, at September 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	231,322	223,237
Accumulated deficit	(563)	(217,602)
Accumulated other comprehensive loss	(12)	(14)
Total stockholders’ equity	230,754	5,628
Total liabilities and stockholders’ equity	$258,545	$7,498

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$26	$4	$302,620	$50
Operating expense:
Licensing costs	—	—	90,101	—
Research and development	1,091	964	6,799	2,886
Selling, general and administrative expenses	4,270	4,016	38,347	12,326
Total operating expense	5,361	4,980	135,247	15,212
Income (loss) from operations	(5,335)	(4,976)	167,373	(15,162)
Gain	—	—	41,271	—
Interest and other income, net	17	20	108,272	75
Income (loss) before taxes	(5,318)	(4,956)	316,916	(15,087)
Income tax benefit (expense)	1,293	—	(29,036)	393
Net income (loss)	$(4,025)	$(4,956)	$287,880	$(14,694)
Basic earnings (loss) per share	$(0.06)	$(0.07)	$4.07	$(0.22)
Diluted earnings (loss) per share	$(0.06)	$(0.07)	$4.02	$(0.22)
Weighted average shares outstanding, basic	71,059	68,943	70,780	68,278
Weighted average shares outstanding, diluted	71,059	68,943	71,663	68,278

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$(4,025)	$(4,956)	$287,880	$(14,694)
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on investments, net of tax	—	1	1	2
Change in foreign currency translation, net	—	—	1	—
	—	1	2	2
Comprehensive income (loss)	$(4,025)	$(4,955)	$287,882	$(14,692)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	Loss	(Deficit)
Balance, December 31, 2019	69,586,764	$7	$223,237	$(217,602)	$(14)	$5,628
Stock issued for cash, $4.00 - $4.96, net	1,049,382		4,488			4,488
Stock-based compensation			778			778
Stock issued for options and RSUs, net	202,031		768			768
Comprehensive income:
Net income				299,945		299,945
Change in unrealized gain, net					2	2
Change in foreign currency, net					1	1
Comprehensive income						299,948
Balance, March 31, 2020	70,838,177	7	229,271	82,343	(11)	311,610
Stock-based compensation			953			953
Warrant issued for services			104			104
Stock issued for options and RSUs, net	220,393		(78)			(78)
Dividends paid				(70,841)		(70,841)
Comprehensive loss:
Net loss				(8,040)		(8,040)
Change in unrealized loss, net					(1)	(1)
Comprehensive loss						(8,041)
Balance, June 30, 2020	71,058,570	$7	$230,250	$3,462	$(12)	$233,707
Stock-based compensation			1,072			1,072
Comprehensive loss:
Net loss				(4,025)		(4,025)
Comprehensive loss						(4,025)
Balance, September 30, 2020	71,058,570	$7	$231,322	$(563)	$(12)	$230,754

Dividends paid in the three and nine months ended September 30, 2020 totaled $0 and $1.00 per share, respectively.

See accompanying notes to condensed consolidated financial statements.

Index

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	Loss	(Deficit)
Balance, December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888
Stock issued for cash, $5.05 - $5.42, net	560,338		2,848			2,848
Stock-based compensation			785			785
Stock issued for options and RSUs, net	663,816		816			816
Comprehensive loss:
Net loss				(5,608)		(5,608)
Change in unrealized gain, net					1	1
Comprehensive loss						(5,607)
Balance, March 31, 2019	68,104,001	7	212,766	(204,030)	(13)	8,730
Stock issued for cash, $6.02 - $6.49, net	467,928		2,849			2,849
Stock-based compensation			928			928
Stock issued for options and RSUs, net	182,618					—
Comprehensive loss:
Net loss				(4,130)		(4,130)
Comprehensive loss						(4,130)
Balance, June 30, 2019	68,754,547	$7	$216,543	$(208,160)	$(13)	$8,377
Stock issued for cash, $5.53 - $6.49, net	203,754		1,219			1,219
Stock-based compensation			999			999
Comprehensive loss:
Net loss				(4,956)		(4,956)
Change in unrealized gain, net					1	1
Comprehensive loss						(4,955)
Balance, September 30, 2019	68,958,301	$7	$218,761	$(213,116)	$(12)	$5,640

No dividends declared or paid in 2019.
See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$287,880	$(14,694)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	4	4
Stock-based compensation	2,803	2,712
Amortization of warrant issued for services	43	—
Deferred income taxes	(8,754)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	224	286
Accounts payable and accrued liabilities	(763)	118
Accrued licensing costs	9,438	—
Accrued payroll and related expenses	12	62
Other liabilities	(180)	—
Accounts receivable	(1)	—
Income taxes payable	17,414	(396)
Net cash provided by (used in) operating activities	308,120	(11,908)
Cash flows from investing activities:
Purchase of investments	(22,519)	(5,319)
Proceeds from sale or maturity of investments	2,838	4,503
Net cash used in investing activities	(19,681)	(816)
Cash flows from financing activities:
Proceeds from exercise of options	1,046	816
Proceeds from sale of common stock	4,488	6,916
Dividends paid	(70,841)	—
Payments of taxes on cashless exercise of restricted stock units	(356)	(47)
Net cash (used in) provided by financing activities	(65,663)	7,685
Net increase (decrease) in cash and cash equivalents	222,776	(5,039)
Cash and cash equivalents, beginning of period	3,135	7,611
Cash and cash equivalents, end of period	$225,911	$2,572
Supplemental cash flow information:
Cash paid for income taxes	$20,377	—

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2020, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Leases

The Company determines if an arrangement, giving the Company a right-of-use (“ROU”) asset, is a lease at inception. Operating lease ROU assets are included in other assets on the Condensed Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the arrangement based on the present value of lease payments over the lease term. Other assets at September 30, 2020, includes a ROU asset related to a facility lease for corporate promotional and marketing purposes. The facility lease was paid in full at inception and the ROU is being amortized over the  term of the lease. Other assets also include an ROU related to our office operating lease which expires in October 2021 (See Note 8 - Leases).

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

The Company actively monitors and enforces its intellectual property (“IP”) rights, including seeking appropriate compensation from third parties that utilize the Company’s IP without a license. As a result, the Company may, from time to time, receive payments as part of a settlement or compensation for a patent infringement dispute. Proceeds received are allocated to each element identified in the settlement or compensation, based on the fair value of each element. Generally, settlements and compensation may include the following elements: the value of a license or royalty agreement, cost reimbursement, damages and interest. Elements identified related to licensing and royalty are recognized as revenue. Elements identified as reimbursed costs are generally recorded as a reduction to the reported expenses. Elements identified as damages or interest are generally recorded in other income in the condensed consolidated statement of operations. During the nine months ended September 30, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc., because of a favorable court decision relating to a patent infringement case. The court decision identified the following as the basis of the award: $302,428 for past royalties, $41,271 in damages for willful infringement, $108,221 for interest, and $2,114 in reimbursement for court costs and attorney’s fees (see Note 7 - Litigation). Elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follows:

Classification of Payment Received in the Company’s Condensed Consolidated Statement of Operations
Nine Months Ended

September 30, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Included in operating expenses for the nine months ended September 30, 2020, is $90,101 in licensing costs we incurred in conjunction with the proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the nine months ended September 30, 2020, we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$144,133	$—	$—	$144,133	$144,133	$—
Level 1:
Mutual funds	71,061	—	—	71,061	71,061	—
U. S. government securities	15,020	1		15,021	3,400	11,621
U.S. agency securities	17,772	1	—	17,773	7,317	10,456
Total investments	103,853	2	—	103,855	81,778	22,077
Total	$247,986	$2	$—	$247,988	$225,911	$22,077

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$2,076	$—	$—	$2,076	$2,076	$—
Level 1:
Mutual funds	613	—	—	613	613	—
U.S. agency securities	2,837	3	—	2,840	446	2,394
Total investments	3,450	3	—	3,453	1,059	2,394
Total	$5,526	$3	$—	$5,529	$3,135	$2,394

Index
New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact, if any this ASU will have on our consolidated financial statements and related disclosures.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05 (collectively, "ASU 2016-13"). The amendments in ASU 2016-13 replace the incurred loss impairment methodology with the current expected credit loss model, which requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The Company adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3 — Income Taxes

For the three months ended September 30, 2020, we recognized an income tax benefit of $1,293 on a loss before income taxes of $5,318, which is an effective tax rate of a 24.3%. For the nine months ended September 30, 2020, we recognized income tax expense of $29,036 on income before income taxes of $316,916 which is an effective tax rate of 9.2%. For the three and nine months ended September 30, 2019, we had an income tax benefit of zero and $393, respectively, due to a release of a state reserve as the statute of limitation for the tax return expired. The effective tax rate for the 2020 nine-month period was favorably impacted by the reversal of valuation allowance reserves totaling $37,585, which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards. For the three and nine months ended September 30, 2019, we had NOLs which generated deferred tax assets for NOL carryforwards. During 2019, we provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. At September 30, 2020, we had deferred tax assets of $8,754.

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

As a result of the significant taxable income recognized in the nine months ended September 30, 2020, we determined that it was more likely than not that we will recover our deferred tax assets and accordingly the valuation allowances were reduced during the period.  During 2019, consistent with our policy, and because of our history of operating losses, we did not recognize the benefit of our deferred tax assets, including NOL carryforwards, that may have been used to offset future taxable income.  We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.

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

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of September 30, 2020, we had accrued immaterial amounts of interest and penalties related to the uncertain tax positions.

Index

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party which expires in October 2021 (see “Note 8 - Leases”).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (the “LLC”) for business travel for employees of the Company. We incurred approximately $67, and $157 compared to $442, and $1,327 in rental fees and reimbursements to the LLC during the three and nine months ended September 30, 2020 and 2019, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock-Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “Plan”), which has been approved by our stockholders. In April 2017, the Board approved an amendment and restatement of the Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved of the Plan Amendment at the 2017 Annual Meeting of Stockholders held on June 1, 2017. The Plan provides for grants of 16,624,469 shares of our common stock, including stock options and restricted stock units (“RSUs”), and will expire in 2023. As of September 30, 2020, 675,210 shares remained available for grant under the Plan.

During the three months ended September 30, 2020 and 2019, we did not grant options or RSUs.

During the nine months ended September 30, 2020, we granted options for a total of 617,500 shares. The weighted average fair value at the grant dates was $4.77 per option. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions: (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 94 percent (iii) a risk-free interest rate of 0.65 percent and (iv) and expected option term of 6 years.

During the nine months ended September 30, 2019, we granted options for a total of 345,000 shares. The weighted average fair value at the grant dates was $4.63 per option. The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions: (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 92 percent (iii) a risk-free interest rate of 2.09 percent and (iv) and expected option term of 6 years.

During the nine months ended September 30, 2020 and 2019, we granted 218,329 and 229,996 RSUs, respectively. The weighted average fair values at the grant dates for RSUs issued during the nine months ended September 30, 2020 and 2019 were $6.89 and $6.06 per RSU, respectively. RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period.

Stock-based compensation expense included in general and administrative expense was $576 and $1,399 and in research and development expense was $496 and $1,404 for the three and nine months ended September 30, 2020, respectively.  Stock-based compensation expense included in general and administrative expense was $565 and $1,437 and in research and development expense was $434 and $1,275 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $5,571 and $2,522, respectively, which will be amortized over an estimated weighted average period of approximately 2.2 and 2.6 years, respectively.

During the three months ended September 30, 2020 and 2019, no shares were issued as a result of exercised options or vested RSUs.  During the nine months ended September 30, 2020, we issued 262,031 shares of common stock as a result of the exercise of options and 160,393 shares of common stock as a result of vesting RSUs. During the nine months ended September 30, 2019, we issued 663,816 shares of common stock as a result of the exercise of options and 182,618 shares of commons stock as a result of vesting RSUs.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of September 30, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

We did not sell any shares under the ATM during the three months ended September 30, 2020.  During the nine months ended September 30, 2020, we sold 1,049,382 shares under the ATM. The average price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627. Sales commissions, fees and other costs associated with the ATM totaled $139.

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

Dividends

On May 8, 2020, we declared a one-time cash dividend to shareholders of record as of the close of business on May 18, 2020 of $1 per share of common stock, payable on May 26, 2020. The timing and amounts of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

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

Warrants Issued	Exercise Price	Exercisable at December 31, 2019	Newly Exercisable	Exercised	Terminated / Cancelled	Exercisable at September 30, 2020	Expiration Date
25,000	$7.00	25,000	—	—	(25,000)	—	April 30, 2020
25,000	$5.75	—	25,000	—	—	25,000	April 30, 2025
	_	25,000	25,000	—	(25,000)	25,000	_

Note 7 — Litigation

We have several intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division (“USDC”), and United States Court of Appeals for the Federal Circuit (“USCAFC”) and the Supreme Court of the United States (“SCOTUS”).

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

Index
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

On October 27, 2017 Apple appealed the final judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the district court’s final judgment. Apple filed a petition for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On October 1, 2019, USCAFC issued an order denying Apple’s petition. Apple filed a petition for a writ of certiorari with the SCOTUS, which was denied on February 24, 2020. Prior to the SCOTUS decision denying Apple’s petition for a writ of certiorari, on February 20, 2020, Apple filed a Rule 60(b) motion for relief from judgment with the USDC, seeking relief from the district court’s September 29, 2017 final judgment. VirnetX filed a responsive brief in opposition on March 5, 2020.

On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple has indicated that it will seek restitution of the payment if relief sought in its Rule 60(b) motion is awarded. On April 16, 2020, the USDC ordered Apple to file a supplemental brief with respect to its Rule 60(b) motion within 7 days. On September 1, 2020 USDC issued an order denying Apple’s motion for relief of judgement. This case is now closed.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-trial motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. Apple filed a notice of appeal with the USCAFC in the Apple II case.

On October 9, 2018, USCAFC docketed the appeal as Case No. 19-1050 - VirnetX Inc. v. Apple Inc . On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the USDC’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020.

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the USDC denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the USDC granted Apple’s motion for continuance and reset the trial date to October 26, 2020. On October 30, 2020, a federal jury in the U.S. District Court for the Eastern District of Texas issued a $502,800 verdict in favor of VirnetX based on Apple's infringement of two network security patents; VirnetX US Patents No. 6,502,135 and No. 7,490,151. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple's iOS 7 operating system and represents 598,629,580 infringing units from US sales only. We are currently awaiting court order scheduling the hearing for the judgement as a matter of law (JMOL) motions filed by both parties.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. Our initial briefs are due by December 21, 2020.

Index
Iancu v. Luoma (SCOTUS Case 20-74)

On July 23, 2020, the United States and the USPTO (collectively, “the United States”) filed a petition for a writ of certiorari from several decisions by the USAFC, including decisions in VirnetX Inc. v. Cisco Systems, Inc., Nos. 2019-1671, and VirnetX Inc. v. Iancu, Nos. 2017-2593, -2594.  In those cases, the USAFC granted VirnetX’s motions to vacate the underlying decisions of the PTAB on the basis of Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019), and remanded for further proceedings.  The United States requested that the SCOTUS hold its certiorari petition pending the disposition of the United States’ separate petition in United States v. Arthrex, Inc., No. 19-1434 (filed June 25, 2020).  On August 26, 2020, VirnetX filed a response, agreeing that the United States’ certiorari petition should be held pending the disposition of the petition for a writ of certiorari in No. 19-1434 (and related petitions filed by private parties in Nos. 19-1452 and 19-1458), and any further SCOTUS proceedings.

On October 13, 2020, SCOTUS granted the United States’ petition for a writ of certiorari in No. 19-1434 as to USAFC Case No. 2018-2140, and the petitions for writs of certiorari in Nos. 19-1452 and 19-1458, all limited to Questions 1 and 2 as set forth in the July 22, 2020 Memorandum for the United States filed in No. 19-1434. The consolidated petition is seeking review of decisions by the USCAFC holding that administrative patent judges (“APJ”) of the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office must be appointed by the president and confirmed by the Senate; and, whether the remedy imposed by USCAFC that federal laws that place restrictions on when officials can be removed from office cannot apply to APJ, was the appropriate one.

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

On March 23, 2020, the law firm of McKool Smith, P.C. (“McKool”) filed a Demand for Arbitration against VirnetX, Inc. with the American Arbitration Association (“AAA”). In its demand, McKool claims that a retention agreement it entered into in 2010 with VirnetX entitles it to a contingency fee arising from the recent 2020 payment made by Apple. McKool claims it is owed $36,300 (or 8% of the payment). We have filed a general response with AAA denying McKool’s claim and intend to vigorously contest the matter.

Neal Hurwitz v. Kendall Larsen et al. (Case 2020-0425-JRS)

On June 2, 2020, stockholder Neal Hurwitz filed a verified derivative complaint in the Delaware Court of Chancery against Kendall Larsen, Robert D. Short Ill, Gary Feiner, Michael F. Angelo, and Thomas M. O'Brien and naming the Company as nominal defendant. The lawsuit alleges breaches of fiduciary duty, corporate waste, and unjust enrichment arising out of a series of previously-disclosed transactions and compensation awards and seeks an award of monetary damages and equitable relief. On July 1, 2020, the defendants filed a motion to dismiss the complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted and, on August 19, 2020, the defendants filed an opening brief in support of their motion to dismiss. On October 16, 2020, plaintiff amended his complaint rather than respond to the arguments in the defendants' opening brief. On October 23, 2020, the defendants filed a renewed motion to dismiss plaintiff's amended complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted.

Other Legal Matters

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

Note 8 — Leases

We lease office space under an operating lease which expires in October 2021; at September 30, 2020, the underlying ROU asset and lease liability totaled $57. For the three and nine months ended September 30, 2020, we recorded lease expense of $14 and $42.  For the three and nine months ended September 30, 2019, we recorded lease expense of $14 and $42.

We also entered into an operating lease for a facility used for corporate promotional and marketing purposes which was prepaid at inception and would have originally expired in 2024.  In September 2020, this lease was extended for one year to 2025, due to COVID use-restrictions in 2020.  No other terms of the original contract were affected and there was no impact on cash flow.   At September 30, 2020, the ROU totaled $1,323.  For the three and nine months ended September 30, 2020, we recorded promotional and marketing lease expense of $89 and $282.  For the three and nine months ended September 30, 2019, we recorded lease expense of $96 and $289.

Note 9 — Earnings (Loss) Per Share

Basic earnings (loss) per are share based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are based on the weighted average number of common shares and potentially dilutive securities which for the Company include stock options, RSUs and warrants.

The following table shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 (shares in thousands):
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted-average basic shares outstanding	71,059	68,943	70,780	68,278
Effect of dilutive securities	—	—	883	—
Weighted-average diluted shares outstanding	71,059	68,943	71,663	68,278

Basic earnings (loss) per share	$(0.06)	$(0.07)	$4.07	$(0.22)
Diluted earnings (loss) per share	$(0.06)	$(0.07)	$4.02	$(0.22)

Index
Potentially dilutive securities representing 2,814,179 shares of common stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2020, because their effect would have been antidilutive. We incurred a net loss for the three months ended September 30, 2020, and the three and nine months ended September 30, 2019;  therefore, all potentially dilutive securities representing shares of common stock were excluded from the computation of diluted loss per share for those periods, because their effect would have been antidilutive.

Note 10 — Subsequent Events

On October 30, 2020, a federal jury in the U.S. District Court for the Eastern District of Texas issued a $502,800 verdict in favor of VirnetX based on Apples infringement of two network security patents. The verdict calls for damages of $0.84 per accused device since the 2013 launch of Apples iOS 7 operating system (see "Note 7 - Litigation").

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

New Accounting Pronouncements

In December 2019 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact, if any this ASU will have on our consolidated financial statements and related disclosures.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05 (collectively, "ASU 2016-13"). The amendments in ASU 2016-13 replace the incurred loss impairment methodology with the current expected credit loss model, which requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The Company adopted this ASU effective January 1, 2020 and the adoption did not have a material impact. on the Company's financial position, results of operations or cash flows.

Index
Results of Operations

Three and Nine Months Ended September 30, 2020
Compared with Three and Nine Months Ended September 30, 2019
(in thousands, except per share amounts)

Revenue

For the three and nine months ended September 30, 2020 we recognized revenue of $26 and $302,620, respectively compared to the three and nine months ended September 30, 2019 of $4 and $50, respectively.  During the nine months ended September 30, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc. (see “Legal Proceedings”), as a result of a favorable court decision relating to a patent infringement case. The one-time payment includes past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. The elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follow (see Note 2 in the Condensed Consolidated Financial Statements):

Classification of Payment Received in the Company’s Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Included in operating expenses for the nine months ended September 30, 2020, is $90,101 in licensing costs we have incurred in conjunction with the proceeds received from Apple, Inc., pursuant to a favorable court decision relating to a patent infringement case.

Research and Development Expenses

Research and development expenses were $1,091 and $964 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $127 due primarily to an increase in staff expense. Research and development expenses were $6,799 and $2,886 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $3,913 due primarily to an increase in staff expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes wages and benefits of management and administrative personnel, as well as outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the three months ended September 30, 2020 compared to September 30, 2019 increased by $254 to $4,270. The change is primarily due to an increase in staff expenses. For the nine months ended September 30, 2020 our selling, general and administrative expenses increased by $26,021 to $38,347 compared to the nine months ended September 30, 2019. The change was primarily due to a $22,445 increase in legal fees associated with our patent infringement actions, after reflecting reimbursement of $2,114, pursuant to a judgment collected from Apple.  We expect to incur the same levels or decreased levels of legal fees over the next two quarters and expect to report losses from operations as a result. (See “Legal Proceedings” for additional information regarding these infringement actions.)

Other Income and Expenses

For the nine months ended September 30, 2020, we recognized a gain of $41,271 and interest and other income of $108,272 which included interest received of $108,221 pursuant to a judgment collected from Apple.

Index
Income Taxes

For the three months ended September 30, 2020, we recognized an income tax benefit of $1,293 on loss before income taxes of $5,318, which is an effective tax rate of a 24.3%. For the nine months ended September 30, 2020, we recognized income tax expense of $29,036 on income before income taxes of $316,916 which is an effective tax rate of 9.2%. For the three and nine months ended September 30, 2019, we had an income tax benefit of zero and $393, respectively, due to a release of a state reserve as the statute of limitation for the tax return expired. The effective tax rate for the 2020 nine-month period was favorably impacted by the reversal of valuation allowance reserves totaling $37,585, which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards. For the three and nine months ended September 30, 2019, we had NOLs which generated deferred tax assets for NOL carryforwards. During 2019, we provided valuation allowances against the net deferred tax assets including the deferred tax assets for NOL carryforwards. At September 30, 2020, we had deferred tax assets of $8,754. (see Note 3 in the Condensed Consolidated Financial Statements for a further discussion of income taxes)

Net Income (Loss)

Net (loss) income for the three and nine months ended September 30, 2020 was ($4,025) and $287,880, respectively. Net losses for the three and nine months ended September 30, 2019 were ($4,956) and ($14,694), respectively. The change is primarily due to the judgment collected from Apple associated with our patent infringement action.

Liquidity and Capital Resources

As of September 30, 2020, our cash and cash equivalents totaled approximately $225,911 and our short-term investments totaled approximately $22,077, compared to cash and cash equivalents of approximately $3,135 and short-term investments of approximately $2,394 at December 31, 2019, respectively. Working capital was $220,603 at September 30, 2020, and $3,945 at December 31, 2019. The increase in cash and investments during the nine months September 30, 2020, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Dividends

On May 8, 2020, we declared a one-time cash dividend to shareholders of record as of the close of business on May 18, 2020 of $1 per share of common stock, payable on May 26, 2020. The timing and amounts of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of September 30, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

During the nine months ended September 30, 2020, we sold 1,049,382 shares under the ATM. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139.  No sales were made under the ATM during the three months ended September 30, 2020.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of September 30, 2020.

Other Market Risks

We considered the historical volatility of our stock prices and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our condensed consolidated balance sheets and statement of operations.

ITEM 4 — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2020.

The purpose of this evaluation was to determine whether as of September 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We have several intellectual property infringement lawsuits pending in the United States District Court for the Eastern District of Texas, Tyler Division (“USDC”), and United States Court of Appeals for the Federal Circuit (“USCAFC”) and the Supreme Court of the United States (“SCOTUS”).

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

On October 27, 2017 Apple appealed the final judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019 the Court issued a Rule 36 order affirming the district court’s final judgment. Apple filed a petition for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On October 1, 2019, USCAFC issued an order denying Apple’s petition. Apple filed a petition for a writ of certiorari with the SCOTUS, which was denied on February 24, 2020. Prior to the SCOTUS decision denying Apple’s petition for a writ of certiorari, on February 20, 2020, Apple filed a Rule 60(b) motion for relief from judgment with the USDC, seeking relief from the district court’s September 29, 2017 final judgment. VirnetX filed a responsive brief in opposition on March 5, 2020.

On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple has indicated that it will seek restitution of the payment if relief sought in its Rule 60(b) motion is awarded. On April 16, 2020, the USDC ordered Apple to file a supplemental brief with respect to its Rule 60(b) motion within 7 days. On September 1, 2020 USDC issued an order denying Apple’s motion for relief of judgement. This case is now closed.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-trial motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. Apple filed a notice of appeal with the USCAFC in the Apple II case.

Index
On October 9, 2018, USCAFC docketed the appeal as Case No. 19-1050 - VirnetX Inc. v. Apple Inc . On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ’135 and ’151 patents; reversing the USDC’s finding that Apple infringed the ’504 and ’211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020.

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the USDC denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the USDC granted Apple’s motion for continuance and reset the date to October 26, 2020. On October 30, 2020, a federal jury in the U.S. District Court for the Eastern District of Texas issued a $502,800 verdict in favor of VirnetX based on Apple's infringement of two network security patents; VirnetX US Patents No. 6,502,135 and No. 7,490,151. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple's iOS 7 operating system and represents 598,629,580 infringing units from US sales only. We are currently awaiting court order scheduling the hearing for the judgement as a matter of law (JMOL) motions filed by both parties.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. Our initial briefs are due by December 21, 2020.

Iancu v. Luoma (SCOTUS Case 20-74)

On July 23, 2020, the United States and the USPTO (collectively, “the United States”) filed a petition for a writ of certiorari from several decisions by the USAFC, including decisions in VirnetX Inc. v. Cisco Systems, Inc., Nos. 2019-1671, and VirnetX Inc. v. Iancu, Nos. 2017-2593, -2594.  In those cases, the USAFC granted VirnetX’s motions to vacate the underlying decisions of the PTAB on the basis of Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019), and remanded for further proceedings.  The United States requested that the SCOTUS hold its certiorari petition pending the disposition of the United States’ separate petition in United States v. Arthrex, Inc., No. 19-1434 (filed June 25, 2020).  On August 26, 2020, VirnetX filed a response, agreeing that the United States’ certiorari petition should be held pending the disposition of the petition for a writ of certiorari in No. 19-1434 (and related petitions filed by private parties in Nos. 19-1452 and 19-1458), and any further SCOTUS proceedings.

On October 13, 2020, SCOTUS granted the United States’ petition for a writ of certiorari in No. 19-1434 as to USAFC Case No. 2018-2140, and the petitions for writs of certiorari in Nos. 19-1452 and 19-1458, all limited to Questions 1 and 2 as set forth in the July 22, 2020 Memorandum for the United States filed in No. 19-1434. The consolidated petition is seeking review of decisions by the USCAFC holding that administrative patent judges (“APJ”) of the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office must be appointed by the president and confirmed by the Senate; and, whether the remedy imposed by USCAFC that federal laws that place restrictions on when officials can be removed from office cannot apply to APJ, was the appropriate one.

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

On March 23, 2020, the law firm of McKool Smith, P.C. (“McKool”) filed a Demand for Arbitration against VirnetX, Inc. with the American Arbitration Association (“AAA”). In its demand, McKool claims that a retention agreement it entered into in 2010 with VirnetX entitles it to a contingency fee arising from the recent 2020 payment made by Apple. McKool claims it is owed $36,200 (or 8% of the payment). We have filed a general response with AAA denying McKool’s claim and intend to vigorously contest the matter.

Neal Hurwitz v. Kendall Larsen et al. (Case 2020-0425-JRS)

On June 2, 2020, stockholder Neal Hurwitz filed a verified derivative complaint in the Delaware Court of Chancery against Kendall Larsen, Robert D. Short Ill, Gary Feiner, Michael F. Angelo, and Thomas M. O'Brien and naming the Company as nominal defendant. The lawsuit alleges breaches of fiduciary duty, corporate waste, and unjust enrichment arising out of a series of previously-disclosed transactions and compensation awards and seeks an award of monetary damages and equitable relief. On July 1, 2020, the defendants filed a motion to dismiss the complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted and, on August 19, 2020, the defendants filed an opening brief in support of their motion to dismiss. On October 16, 2020, plaintiff amended his complaint rather than respond to the arguments in the defendants' opening brief. On October 23, 2020, the defendants filed a renewed motion to dismiss plaintiff's amended complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted.

Other Legal Matters

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

Index
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

We may need to raise additional capital, which may not be available to us when needed or may not be available on terms acceptable to us, to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances, including sales under our ATM or our universal shelf registration statement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our ATM or our Universal Shelf Registration Statement, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the future success of our ATM or any other offering. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, we could experience increased future payment obligations and a need to comply with restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

We currently generate revenue from a limited number of customers that have entered settlement and license agreements. Our GABRIEL Collaboration Suite™ is currently generating limited revenue, and it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

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

Index
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

The departure of Kendall Larsen, our Chief Executive Officer and President, and/or other key personnel could compromise our ability to execute our strategic plan and materially harm our business.

Our success largely depends on the skills, experience and performance of our key personnel. Due to the specialized nature of our business and limited staff, we are particularly dependent on Kendall Larsen, our Chief Executive Officer and President. We have no employment agreements with any of our key executives that prevent them from leaving us at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees. The loss of Mr. Larsen, or our failure to retain other key personnel or adequately plan for the succession of key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

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

Index
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

War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which we operates, our clients and our service delivery.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease, such as the COVID-19 pandemic. Such events may cause our customers to delay their decisions on spending for the services we provide and give rise to sudden significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Index
The global COVID-19 pandemic may harm our business, financial condition, and results of operations.

In December 2019, a novel coronavirus, COVID-19 was reported in China and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and other third parties with whom we interact. We are requiring all employees to work remotely and have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees and consultants travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic may disrupt the operations of our customers, partners, suppliers and other third-party providers for an indefinite period of time, including as a result of travel restrictions, adverse effects on budget planning processes, and/or business shutdowns, all of which could negatively impact our business, financial condition and results of operations. More generally, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect our business. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Risks Related to Our Common Stock

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between October 1, 2019, and September 30, 2020, the reported last adjusted closing price on the NYSE American LLC, and now NYSE,  for our common stock ranged between $2.92 and $7.54 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Index
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

Index
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

The exercise of our outstanding vested stock options would dilute the ownership interests of our existing stockholders. As of September 30, 2020, we had outstanding options to purchase an aggregate of 5,682,521 shares of common stock representing approximately 8% of our total shares outstanding of which 4,184,000 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. While we had net income of $287.9 million for the nine months ended September 30, 2020, we had net losses of $19.2 million for 2019 and $25.4 million for 2018, and through the nine month ended September 30, 2020, we had accumulated deficits of $0.6 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Index
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

Date: November 6, 2020

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