Form 10-K
period 2020-12-31
VirnetX Holding Corp
filed 2021-03-16
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2020, was $412,305,224 based upon the closing price of the common shares of the Registrant on June 30, 2020. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

71,058,570 shares of Registrant’s Common Stock were outstanding as of March 11, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020 relating to the Registrant’s 2021 Annual Meeting of Stockholders.

Index
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Quarterly Report and elsewhere in this Quarterly Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Annual Report that may not occur include statements that:

●          In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX with over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. This may imply that VirnetX may soon receive over $500 million in cash, however, on February 4, 2021, Apple has filed a notice of appeal to the Federal Circuit with regards to this judgement from the district court. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management,  expensive, and these distractions and expenses may continue.

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

The Company
We are an Internet security software and technology company with patented technology for various types of secure network communications, including 5G and 4G LTE network security. Our patented Secure Domain Name Registry and GABRIEL Connection Technology™, are the foundation for our GABRIEL Secure Communication Platform™ that protects communications using Zero Trust Network Access (ZTNA). Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our GABRIEL Secure Communication Platform™ includes a set of software libraries with application interfaces available for securing third-party applications seamlessly across multiple operating systems. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time.

Our GABRIEL Gateway product extends our Secure Communication Platform™ by allowing existing networked devices and services to seamlessly join the “GABRIEL SECURED” network without requiring any modifications. All these devices or services, including on-premise or cloud-based services, can now be assigned a VirnetX Secure Domain Name and use fully authenticated, secure communication channels for its communications.

Our GABRIEL Collaboration Suite™ is a set of communication applications and tools that use our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between devices that are enrolled in our “GABRIEL SECURED” network and have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux, and Mac OS X platforms, at https://virnetx.com.

We continue to enhance our products and add new functionality. We will provide updates to new and existing customers as they are released to the public. Many small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

We have an ongoing GABRIEL Licensing Program under which we offer licenses to a portion of our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

Our employees include the core development team behind our patent portfolio, technology, and software. Some members of this team have worked together for over twenty years and were on same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”). The team has continued its research and development work and expanded the set of patents we acquired in 2006 from Leidos, into a larger patent portfolio. This portfolio now serves as the foundation of our products, services, and our licensing business. It is expected to generate most of our future revenue in license fees and royalties. We intend to continue our efforts to develop new products and technologies and further strengthen and expand our patent portfolio. We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.

Index
Industry Overview & Trends

We believe that the rapid growth in remote work has accelerated digital business transformation initiatives that would have taken years, into a matter of months.  The demand to work remotely, explosive growth of video conferencing tools and rapid growth in the cloud has created an opportunity to secure communications regardless of a user’s location, network, or BYOD (bring your own device).

The shift to remote work and expansion of the enterprise network perimeter has driven the growth of ZTNA solutions.  The Zero Trust concept treats all networks like the Internet, where all users and devices are untrusted by default.  Their location within the network is not a factor for deciding trust.  Each user and device on the network require authentication and authorization, based on policy, prior to accessing any applications or resources on the network. ZTNA facilitates security around remote work, because Zero Trust policies enable granular access control, end-to-end encryption of network communications and remove application visibility from the public Internet reducing the attack surface. Based on our research and estimates, we believe that the Zero-Trust Security Market size is projected to grow from USD 15.6 billion in 2019 to USD 38.6 billion by 2024, at a Compound Annual Growth Rate (CAGR) of 19.9% from 2019 to 2024.  We believe Zero Trust represents a growing market and an ideal fit for our technology and products.

With large portions of the global population now living under some form of lockdown, the global coronavirus pandemic has forced many organizations to shift their business processes – and their employees are having to embrace a work-from-home culture on a scale never attempted. Remote work has accelerated the adoption of video conferencing and meeting applications across all industries making it an essential tool to connect with remote customers, workforces, and employees to prevent direct contact. Based on our estimates, we believe that the worldwide Video Conferencing Market size is projected to grow from USD 14 billion in 2019 to USD 35 billion by 2026, at a CAGR of 16.5% from 2020 to 2026. This rapid adoption, learning curve and demand to continue working remotely has created significant security concerns and breaches for enterprises.  Our market research has focused on security conscious verticals such as healthcare, banking, legal and government where security breaches can significantly impact outcomes.  In many cases, these enterprises adopted industry standard video conferencing tools and are now looking at more secure alternative solutions.  Enterprises want video conferencing solutions that protect their information and allow them greater security control and visibility, while continuing to be reliable, easy to use and cost effective. Enterprises in these verticals are also looking for video conferencing solutions that integrate into their existing workflows and better align with specific use cases instead of forcing them to adapt to more one size fits all solutions on the market. We believe our GABRIEL Collaboration Suite™ represents a starting point to offer secure video conferencing tools built on a zero-trust architecture.

Cloud computing growth has rapidly expanded as enterprises continue to move applications and services to the cloud. The cloud offers scalability, operations and development efficiency and remote access benefits for their workforce. Based on our estimates, we believe that the global cloud computing market size is expected to grow from approximately USD 293 billion in 2020 to over USD 810 billion by 2026, at a CAGR of 18.5% during the forecast period. The cloud technology adoption is expected to increase quite significantly in industries where the Work-From-Home (WFH) initiative is helping to sustain enterprise business functions. However, shifting critical data to the cloud has resulted in security concerns and the need for enterprises to control access and gain visibility into how information is being used, who is accessing it and where it is going. We believe our scalable technology allows enterprises to secure applications and services regardless of whether hosting is on-premise or in the cloud.

As billions of connected Internet of Things (IoT) devices come online in support of enterprise operations, products, and industrial controls they will need to be secured and integrated into the enterprise. Facilitated by advancements in 4G/Advanced LTE and high-speed 5G networks, IoT devices will be able to operate from any network, transmit higher volumes of data including video streaming and sensor data collection and require real-time decisions based on that data. Without next generation security, these IoT devices represent a large attack surface that manages and control critical enterprise infrastructure. These IoT devices can operate from anywhere, will need to be secured with the same level of network security and ZTNA solutions enterprises are already deploying for their remote workforce. We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 5G and 4G/LTE Advanced wireless networks and IoT communications in areas including Smart City, Connected Car and Connected Home. Based on our estimates, we believe that the size of global Industrial Internet of Things (IIoT) market is projected to grow from USD 83.6 billion in 2020 to approximately USD 254 billion by 2027 at a CAGR of 20.35% during this forecasted period with a growing investment in securing the infrastructure around these devices.

Index
Our Approach & Strategy

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications.  This portfolio now serves as the foundation of our products, services, and our licensing business. It is expected to generate the majority of our future revenue in license fees and royalties.

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Connection Technology™ as the industry standard security platform. Key elements of our strategy are to:

•	Actively recruit partners in various vertical markets, including healthcare, finance, legal, government to help us rapidly expand our enterprise customer base.
•	Continue to grow our technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™.
•	Promote our Gabriel Secure Communication Platform™ as a solution for delivering ZTNA.
•	Grow our GABRIEL Gateway product offering to secure enterprise applications, services, and infrastructure.
•
Grow registration of GABRIEL Secure Domains as the network segmentation component of our ZTNA solution. Establish VirnetX as the exclusive, universal registry of secure domain names and enable our customers to act as registrars for their users and broker secure communication between devices.

•
Promote Gabriel Collaboration Suite™ products in the general market for sale to end-user enterprises, directly and with partners, with targeted promotions and other marketing programs. Expand GABRIEL Collaboration Suite™ to include video conferencing to assist remote workers and offer an industry leading secure meeting solution.

GABRIEL Secure Communication Platform™ delivers ZTNA allowing enterprises to secure their information, control access and gain visibility into how information is being used, who is accessing it and where it is going.  Our patented technology allows enterprises to license our technology for integration into their products and services, easily deploy our technology through our GABRIEL Gateway product for endpoint security or securing their communications with our GABRIEL Collaboration Suite™ application.

We believe GABRIEL Gateway will support enterprises in securing their networks as their applications, services, virtualized resources, and data moves to the cloud. GABRIEL Gateway secures applications, services and infrastructure using ZTNA.  Enterprises can quickly deploy GABRIEL Gateway to protect legacy applications, secure new cloud-based services and remove application visibility from the public Internet.  Enterprises can move towards more granular network access control to protect their network at the edge and away from legacy VPN technologies.  GABRIEL Gateway enables remote employees to securely communication with on-premise and cloud-based applications, regardless of their location. GABRIEL Gateway is included with the GABRIEL Collaboration Suite™ and offered as a separate licensing program for enterprises that need a Gateway only solution.  Enterprises can also use GABRIEL Gateway to secure open-source applications powering communications, data and analytics, infrastructure, and business services with a focus on making those applications easier to secure, access and manage.

GABRIEL Secure Domains provide two fundamental capabilities for enterprises to manage device security and access control.

•	Unique, certificate-based device identities, tied to a user, that are used to authenticate and authorize device access (e.g., GABRIEL Connection Technology™), based on a set of policies.
•	Flexible, software-based network segmentation that enterprises can deploy on-demand, without requiring additional hardware infrastructure.

Enterprise customers understand the complexity of device certificate management at scale, the operational costs and security ramifications, if not done properly. GABRIEL Secure Domains enable certificate-based identities and when used within the GABRIEL Secure Communication Platform™, provides a cloud-based service that automates the process of issuing, renewing, and revoking device certificates across the enterprise at scale.   With GABRIEL Secure Domains, enterprises have a solution for managing device security and access control driven by the rapid growth of IoT and remote work.

Each GABRIEL Secure Domain creates a network microsegment or secure enclave that includes a set of resources (e.g., applications, services, or data) and a set of users and devices an enterprise can assign to access those resources. Used within the GABRIEL Secure Communication Platform™, enterprises can scale and adapt their network architecture, on-demand, based on business and workforce needs. Enterprises see the power of GABRIEL Secure Domains as a way to flexibility segment their networks, enforce access policies, audit compliance, isolate and limit lateral network movement, secure and limit access for remote workers and gain access control and visibility into their network.

Index
We believe GABRIEL Collaboration Suite™ provides the foundation for real-time, secure communications and collaboration applications for the enterprise remote workforce.  We bundle multiple applications together within the GABRIEL Collaboration Suite™, including Secure Chat, Secure Share, Secure Video/Voice, Secure Mail, Secure Backup/Sync and GABRIEL Gateway. We are exploring unbundling the applications within GABRIEL Collaboration Suite™ and offering à la carte product options.  This approach allows us to offer more flexible licensing options to solve specific customer use-cases, align with partner product offerings and create upsell opportunities.

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•
Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enable users to create a secure communication link by generating secure domain names. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

•
Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence, and unified communications end-markets.

•
Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence, and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for Leidos, during which time they invented the technology that is the foundation of our technology, and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

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

•
GABRIEL Connection Technology™ Software Development Kit or SDK. OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products could purchase an SDK license. The software development kit consists of object libraries, sample code, testing and quality assurance tools and the supporting documentation necessary for a customer to implement our technology. These tools are comprised of software for a secure domain name connection test server, a relay test server, and a registration test server. We expect that customers would pay an up-front license fee to purchase an SDK license and a royalty fee for every product shipped with the embedded VirnetX code module.

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

Index
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

Customers

Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux, and Mac OS X platforms, at http://www.gabrielsecure.com/. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released publicly. Over 80 small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives.

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

We are seeking further licensing of our technology, including our GABRIEL Connection Technology™ to developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books, and other devices, within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets including 4G/LTE. We have published our royalty rates and guidelines on our website. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Marketing and Sales

We employ a leveraged, partner-oriented, marketing strategy for our technology licenses and software product offerings. We successfully signed a number of Resellers & Managed Service Provider in various market segments, including, healthcare, finance, legal, government, etc., to assist us in selling our software products to their customers. A list of our partners can be found on our website at https://virnetx.com/partners. We plan to continue working on a number of sales and marketing promotions, in the U.S. and Japan, to recruit more resellers and partners along with direct sales programs as we seek to extend out our customer base internationally.

Index
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

In January 2021, we added a Chief Operating Officer (COO) to our Japanese team to further our technology licensing efforts in Japan. We have signed a non-exclusive Distribution and Service Agreement with IP Dream, a Japanese based strategic technology developer and service provider, to sell VirnetX’s Gabriel Collaboration Suite as well as VirnetX’s Secure Domain Name technology to its clients in Japan and greater Asia. Jointly with IP Dream, we are currently pursuing a number of OEM opportunities with some of the largest services providers in Japan. Along with our efforts with IP dream, we continue to explore alternative strategies to pursue opportunities to work with other third parties in Japan, and elsewhere, using an approach that will seek to capitalize on these opportunities in part by placing more emphasis on the use of our own employees.

Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux, and Mac OS X platforms, at https://virnetx.com. We continue to enhance our products and add new functionality to our products. We will provide updates to new and existing customers as they are released publicly. We continue to rapidly expand our customer base with targeted promotions and direct sales initiatives.

We intend to continue to license our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology, including our GABRIEL Connection Technology™ to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, smart phones, tablets, e-Readers, laptops, net books, and other devices, within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets including 5G and 4G/LTE. We have published our royalty rates and guidelines on our website at https://virnetx.com/licensing. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Index
Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our portfolio includes a number of patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our U.S. patents is available on our website located at www.virnetx.com. Each patent is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. The term of each of our issued U.S. and foreign patents will expire during the period from 2020 to 2024.

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
Key terms of these agreements are as follows:

•
Patent Assignment. Leidos, unconditionally and irrevocably conveyed, transferred, assigned, and quitclaimed all its right, title, and interest in and to the patents and patent applications, as specifically set forth on Exhibit A to the assignment document recorded with the U.S. Patent Office, including, without limitation, the right to sue for past infringement.

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

Employees

On December 31, 2020, the Company had 21 full and part time employees, most of whom work remotely from our corporate offices.  The Company has had an at-home work force since its inception.  The emphasis of our employees is on our technology research and product development with 11 employees focused on this effort. The team has been working on enhancing our products and adding new functionality along with successfully filing several new patent applications in  2021.  We also continue building our sales and marketing teams to expand our product-lines and customer base. In 2021 we added a Chief Operating Officer for our subsidiary in Japan who will be focused on growing our market and products in that region.

In addition to our regular employees, we also engage with important consultants on a regular basis.  These consultants can be involved in our product development, customer relations, legal, and/or regulatory compliance and reporting.  The Company has experienced low employee turnover rates over the years with both employees and some consultants participating in our incentive stock option/RSU plans.

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

Our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues may depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive minimal revenue from licensing activities, and royalties, and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.

Although to date we have entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships, or if we are successful in entering into such relationships, the acquisition of them may be expensive, and they, as well as our existing settlement and our existing and pending license agreements may not generate the financial results, we expect.

Factors that may affect our ability to execute our current business strategy include, but are not limited to, the following:

•	Third parties may challenge the validity of our patents;

•	The pendency of our various litigations may cause potential licensees not to do business with us;

•	Our patents may expire before we can make our business strategy successful;

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

We believe our patents are valid, enforceable, and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business. Similar challenges could also prevent us from obtaining additional patents in the future. Additionally, several of our patents are currently, and other patents may in the future be, subject to United States Patent and Trademark Office (“USPTO”) post-grant inter partes review proceedings (“IPR”) which may result in all or part of these patents being invalidated, or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs may result in losses, exhaustion of financial resources, reduction in our ability to enforce our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in enforcing our intellectual property rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

Index

We can provide no assurances that the licensing of our essential security patents under FRAND will be successful.

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights policies. This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project Long Term Evolution (“LTE”), Systems Architecture Evolution project. We will make available a non-exclusive patent license under FRAND (fair, reasonable and non-discriminatory terms, and conditions, with compensation) for the patents identified by us that are or become essential to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI Intellectual Property Rights policies. Our licensing declarations under the ATIS and ETSI Intellectual Property Rights policies may limit our flexibility in determining royalties and license terms for certain of our patents. Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law, and consumer preferences to which we may not be able to adapt successfully.

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

Our business depends on the growth of instant messaging, VoIP, mobile services, streaming video, file transfer and remote desktop and other next-generation Internet-based applications. A decline in the use of these applications due to complexity or cost relative to alternate traditional or newly developed communications channels, or development of alternative technologies, could cause a material decline in the number of users in these areas.

More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically may materially and adversely affect our business, financial condition, operating results, and future prospects.

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

Intellectual property is the subject of intense scrutiny by the courts, legislatures, and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies may implement new legislation, regulations or rulings that impact the patent enforcement process, or the rights of patent holders and such changes could negatively affect licensing efforts and/or litigations. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition, and results of operations. We may need to raise additional capital to support our business growth, and this capital will be dilutive, may cause our stock price to drop or may not be available on acceptable terms, if at all.

We may need to raise additional capital, which may not be available to us when needed or may not be available on terms acceptable to us, to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances, including sales under our ATM or our universal shelf registration statement. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our ATM or our Universal Shelf Registration Statement, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the future success of our ATM or any other offering. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales or other financings might occur, could depress the market price of our common stock, and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, we could experience increased future payment obligations and a need to comply with restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

If we experience security breaches, we could be exposed to liability and our reputation and business could suffer.

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, computer viruses, attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. The COVID-19 pandemic is increasing vulnerability to cyber-attacks, as more individuals and companies work online, which increases these risks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or compromise of the information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and current or potential customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

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

Personal privacy, information security, and data protection are significant issues in the United States, Europe, and many other jurisdictions where we have operations or offer our products. The regulatory framework governing the collection, processing, storage and use of confidential and proprietary business information and personal data is rapidly evolving. The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

Further, many foreign countries and governmental bodies, including the European Union (“EU”), where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, IP addresses.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom enacted a Data Protection Act that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK Data Protection Act, all of which may adversely affect our revenue and product sales. Additionally, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs. More generally, we cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Index
The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties, or liabilities for any noncompliance. Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries.

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

For these reasons, the sales cycle associated with our products is subject to a number of significant risks that are beyond our control. Consequently, if our forecasted customer orders are not realized or delayed, our revenues and results of operations could be materially and adversely affected.

If we are unable to expand our revenue sources or establish, sustain, grow, or replace relationships with a diversified customer base, our revenues may be limited.

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

Index
We have limited technical resources and are at an early stage in commercialization of our GABRIEL products.

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

Our products are highly technical and complex and, when deployed, may contain errors or defects. Despite testing, some errors in our products may only be discovered after a product has been installed and used by customers. Any errors or defects discovered in our products after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results, and financial condition. In addition, we could face claims for product liability, tort, or breach of warranty, including claims relating to changes to our products made by our channel partners. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we expect to provide implementation, consulting, and other technical services in connection with the implementation and ongoing maintenance of our products, which typically involves working with sophisticated software, computing and communications systems. We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be adversely impacted.

Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks that we cannot control.

Our business will depend upon, among other things, the capacity, reliability, security, and unimpeded access of the infrastructure owned by third parties that we will use to deploy our offerings. We have no control over the operation, quality, or maintenance of a significant portion of that infrastructure or whether those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. Also, to the extent that the number of users of networks utilizing our current or future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners, and customers.

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

System interruptions or failures and increases or delays in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners, and customers.

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

If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post- deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve to the foregoing, our ability to sell our products would be adversely affected, and our reputation with current and potential customers could be harmed. In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products and support services instead of ours in the future.

Telephone carriers have petitioned governmental agencies to enforce regulatory tariffs, which, if granted, would increase the cost of online communication, and such increase in cost may impede the growth of online communication and adversely affect our business.

Index
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

Our success largely depends on the skills, experience, and performance of our key personnel. Due to the specialized nature of our business and limited staff, we are particularly dependent on Kendall Larsen, our Chief Executive Officer and President. We have no employment agreements with any of our key executives that prevent them from leaving us at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees. The loss of Mr. Larsen, or our failure to retain other key personnel or adequately plan for the succession of key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend, in part, on our ability to attract and retain qualified engineering, operations, marketing, sales and executive personnel. Inability to attract and retain such personnel could adversely affect our business. Competition for engineering, operations, marketing, sales, and executive personnel is intense, particularly in the technology and Internet sectors and in the regions where we conduct our business. We may need to invest significant amounts of cash and equity to attract and retain employees and expend significant time and resources to identify, recruit, train and integrate such employees, and we may never realize returns on these investments. Additionally, we can provide no assurance that we will attract or retain such personnel.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition, and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

Index
There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial condition, and operating results.

The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses, and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses, and income. Any such changes could have a material adverse effect on our business, financial condition, and operating results.

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

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operates, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease, such as the COVID-19 pandemic. Such events may cause our customers to delay their decisions on spending for the services we provide and give rise to sudden significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

The global COVID-19 pandemic may harm our business, financial condition, and results of operations.

In December 2019, a novel coronavirus, COVID-19 was reported in China and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and other third parties with whom we interact. We are requiring all employees to work remotely and have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees and consultants travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic may disrupt the operations of our customers, partners, suppliers, and other third-party providers for an indefinite period of time, including as a result of travel restrictions, adverse effects on budget planning processes, and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. More generally, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect our business.

Index
Risks Related to Our Common Stock

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2020, and December 31, 2020, the reported last adjusted closing price on the NYSE American LLC, and now NYSE,  for our common stock ranged between $3.20 and $7.54 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	Developments or lack thereof in any then-outstanding litigation;

•	Quarterly variations in our operating results;

•	Large purchases or sales of common stock or derivative transactions related to our stock;

•	Actual or anticipated announcements of new products or services by us or competitors;

•	General conditions in the markets in which we compete; and

•	General social, political, economic, and financial conditions, including the significant volatility in the global financial markets, and impacts from the COVID-19 pandemic.

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA”. While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short selling market manipulation could cause our stock trading price to decline, to become more volatile, or both.

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

•	Volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	Changes in operating performance and stock market valuations of other companies generally, or those in our industry;

•	Sales of shares of our common stock by us or our stockholders;

Index
•	Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	The financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	Announcements by us or our competitors of new products or services;

•	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	Rumors and market speculation involving us or other companies in our industry;

•	Actual or anticipated changes in our results of operations;

•	Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	Announced or completed acquisitions of businesses or technologies by us or our competitors;

•	New laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	Changes in accounting standards, policies, guidelines, interpretations, or principles;

•	Any significant change in our management; and

•	General economic conditions and slow or negative growth of our markets, including any economic downturn from the COVID-19 pandemic;

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

In addition, an entity that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading, or holding certain types of securities would be deemed an Investment Company under the Investment Company Act of 1940 (the “1940 Act”). If we do not manage our investments and business in a manner that meets the requirements for an exemption under the 1940 Act, we may be deemed to be an investment company under the 1940 Act and subject to additional limitations on operating our business including limitations on the issuance of securities, which may make it difficult for us to raise capital.

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

The exercise of our outstanding stock options, warrants and RSUs and issuance of new shares would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options, warrants and RSUs would dilute the ownership interests of our existing stockholders. As of December 31, 2020, we had outstanding options, warrants and RSUs to purchase an aggregate of 6,341,844 shares of common stock representing approximately 9% of our total shares outstanding of which 4,426,250 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. While we had net income of $280.4 million for the year ended December 31, 2020, we had net losses of $19.2 million for 2019 and $25.4 million for 2018, and as of December 31, 2020, we had accumulated deficits of $8.0 million. The following include some of the factors that may cause our operating results to fluctuate:

•	The outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof;

•	The impact of the COVID-19 pandemic on our sales cycle and results;

•	The amount and timing of receipt of license fees from potential infringers, licensees, or customers;

•	The rate of adoption of our patented technologies;

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

As of December 31, 2020, our executive officers and directors beneficially owned approximately 13% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Index
Our protective provisions in our amended and restated certificate of incorporation and bylaws could make it difficult for a third party to successfully acquire us even if you would like to sell your stock to them.

We have a number of protective provisions in our amended and restated certificate of incorporation and bylaws that could delay, discourage, or prevent a third party from acquiring control of us without the approval of our Board of Directors. These protective provisions include:

•
A staggered Board of Directors: This means that only one or two directors (since we have a five-person Board of Directors) will be up for election at any given annual meeting. This has the effect of delaying the ability of stockholders to affect a change in control of us because it would take two annual meetings to effectively replace a majority of the Board of Directors.

•
Blank check preferred stock: Our Board of Directors has the authority to establish the rights, preferences, and privileges of our 10,000,000 authorized, but unissued, shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of our common stock in a manner that is materially dilutive to you. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill;” but our Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.

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

Item 3.	Legal Proceedings (See “Litigation” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.	Mine Safety Disclosure

Not applicable.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE.

Holders of Record

As of March 11, 2021, we had 53 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividend Policy

(See "Dividend" in Note -8, in Notes to Consolidated Financial Statements).

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we had no sales of unregistered securities and no repurchases of stock.

Item 6.	Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company
We are an Internet security software and technology company with patented technology for various types of secure network communications, including 5G and 4G LTE network security. Our patented Secure Domain Name Registry and GABRIEL Connection Technology™, are the foundation for our GABRIEL Secure Communication Platform™ that protects communications using Zero Trust Network Access (ZTNA). Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our GABRIEL Secure Communication Platform™ includes a set of software libraries with application interfaces available for securing third-party applications seamlessly across multiple operating systems. It enables individuals and organizations to maintain complete ownership and control over their personal and confidential data, secured within their own private network, while enabling authorized secure encrypted access from anywhere at any time.

Index
Our GABRIEL Gateway product extends our Secure Communication Platform™ by allowing existing networked devices and services to seamlessly join the “GABRIEL SECURED” network without requiring any modifications. All these devices or services, including on-premise or cloud-based services, can now be assigned a VirnetX Secure Domain Name and use fully authenticated, secure communication channels for its communications.

Our GABRIEL Collaboration Suite™ is a set of communication applications and tools that use our GABRIEL Secure Communication Platform™. It enables seamless and secure cross-platform communications between devices that are enrolled in our “GABRIEL SECURED” network and have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux, and Mac OS X platforms, at https://virnetx.com.

We continue to enhance our products and add new functionality. We will provide updates to new and existing customers as they are released to the public. Many small and medium businesses have installed our GABRIEL Secure Communication Platform™ and GABRIEL Collaboration Suite™ products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

We have an ongoing GABRIEL Licensing Program under which we offer licenses to a portion of our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit (SDK) to assist with rapid integration of these techniques into existing software implementations. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

Our employees include the core development team behind our patent portfolio, technology, and software. Some members of this team have worked together for over twenty years and were on same team that invented and developed this technology while working at Leidos, Inc. (“Leidos”). The team has continued its research and development work and expanded the set of patents we acquired in 2006 from Leidos, into a larger patent portfolio. This portfolio now serves as the foundation of our products, services, and our licensing business. It is expected to generate most of our future revenue in license fees and royalties. We intend to continue our efforts to develop new products and technologies and further strengthen and expand our patent portfolio. We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.

Index
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

On September 30, 2016, pursuant to the 2014 remand from the USCAFC, a jury in the USDC awarded us $302,400 for Apple’s infringement of four of our patents. On September 29, 2017, the USDC entered its final judgment, denied all of Apple’s post-trial motions, granted all our post-trial motions, including our motion for willful infringement and enhanced the royalty rate during the willfulness period from $1.20 to $1.80 per device, and awarded us costs, certain attorneys’ fees, and prejudgment interest. The total amount in the final judgment was $439,700, including $302,400 (jury verdict), $41,300 (enhanced damages) and $96,000 (costs, fees, and interest).

On October 27, 2017 Apple appealed the final judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019, the Court issued a Rule 36 order affirming the district court’s final judgment. Apple filed a petition for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On October 1, 2019, USCAFC issued an order denying Apple’s petition. Apple filed a petition for a writ of certiorari with the SCOTUS, which was denied on February 24, 2020. Prior to the SCOTUS decision denying Apple’s petition for a writ of certiorari, on February 20, 2020, Apple filed a Rule 60(b) motion for relief from judgment with the USDC, seeking relief from the district court’s September 29, 2017 final judgment. VirnetX filed a responsive brief in opposition on March 5, 2020.

Index
On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple sought payment relief by filing a motion under Rule 60(b). On September 1, 2020 USDC issued an order denying Apple’s motion for relief of judgement. This case is now closed.

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in USDC in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-trial motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty, and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. Apple filed a notice of appeal with the USCAFC in the Apple II case.

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

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the USDC denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the USDC granted Apple’s motion for continuance and reset the date to October 26, 2020. On October 30, 2020, a jury returned a $502,800 verdict in favor of VirnetX based on Apple’s infringement of two network security patents: VirnetX US Patents No. 6,502,135 and No. 7,490,151. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple’s iOS 7 operating system and represents 598,629,580 infringing units from US sales only. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law, and on February 4, 2021, Apple filed a notice of appeal to the USCAFC.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. On December 15, 2020, we filed a motion to vacate the PTAB decisions below and to remand these appeals to the PTAB, which remains pending.  In view of our motion to remand, our deadline to file an initial brief is currently stayed.

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

Index
On October 13, 2020, SCOTUS granted the United States’ petition for a writ of certiorari in No. 19-1434 as to USAFC Case No. 2018-2140, and the petitions for writs of certiorari in Nos. 19-1452 and 19-1458, all limited to Questions 1 and 2 as set forth in the July 22, 2020 Memorandum for the United States filed in No. 19-1434. The consolidated petition is seeking review of decisions by the USCAFC holding that administrative patent judges (“APJ”) of the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office must be appointed by the President and confirmed by the Senate; and, whether the remedy imposed by USCAFC that federal laws that place restrictions on when officials can be removed from office cannot apply to APJ, was the appropriate one. SCOTUS heard oral argument in these consolidated cases on March 1, 2021.

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

On March 23, 2020, the law firm of McKool Smith, P.C. (“McKool”) filed a Demand for Arbitration against VirnetX, Inc. with the American Arbitration Association (“AAA”). In its demand, McKool claims that a retention agreement it entered into in 2010 with VirnetX entitles it to a contingency fee arising from the recent 2020 payment made by Apple. McKool claims it is owed approximately $36,300 (or 8% of the Apple I payment). We have filed a general response with the AAA denying McKool’s claim and are contesting the matter vigorously. An evidentiary hearing was held on the matter during the week of February 22, 2021 and the parties will be submitting additional briefing.  A ruling is expected sometime thereafter.

Neal Hurwitz v. Kendall Larsen et al. (Case 2020-0425-JRS)

On June 2, 2020, stockholder Neal Hurwitz filed a verified derivative complaint in the Delaware Court of Chancery against Kendall Larsen, Robert D. Short Ill, Gary Feiner, Michael F. Angelo, and Thomas M. O’Brien and naming the Company as nominal defendant. The lawsuit alleges breaches of fiduciary duty, corporate waste, and unjust enrichment arising out of a series of previously-disclosed transactions and compensation awards and seeks an award of monetary damages and equitable relief. On July 1, 2020, the defendants filed a motion to dismiss the complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted and, on August 19, 2020, the defendants filed an opening brief in support of their motion to dismiss. On October 16, 2020, plaintiff amended his complaint rather than respond to the arguments in the defendants’ opening brief. On October 23, 2020, the defendants filed a renewed motion to dismiss plaintiff’s amended complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted. On January 12, 2021, Hurwitz voluntarily dismissed his suit without prejudice.

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

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $324, and $1,790 in rental fees and reimbursements to the LLC during the years ended December 31, 2020, and 2019, respectively. We pay for the Company’s business usage of the aircraft and have no right to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

Leases

The Company determines if an arrangement, giving the Company a right-of-use (“ROU”) asset, is a lease at inception. Operating lease ROU assets are included in other assets on the Condensed Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the arrangement based on the present value of lease payments over the lease term. Other assets at December 31, 2020, include a ROU asset related to a facility lease for corporate promotional and marketing purposes. The facility lease was paid in full at inception and the ROU is being amortized over the term of the lease. Other assets also include an ROU related to our office operating lease which expires in October 2021 (See Note 13 - Leases).

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

The Company actively monitors and enforces its intellectual property (“IP”) rights, including seeking appropriate compensation from third parties that utilize the Company’s IP without a license. As a result, the Company may, from time to time, receive payments as part of a settlement or compensation for a patent infringement dispute. Proceeds received are allocated to each element identified in the settlement or compensation, based on the fair value of each element. Generally, settlements and compensation may include the following elements: the value of a license or royalty agreement, cost reimbursement, damages, and interest. Elements identified related to licensing and royalty are recognized as revenue. Elements identified as reimbursed costs are generally recorded as a reduction to the reported expenses. Elements identified as damages or interest are generally recorded in other income in the condensed consolidated statement of operations.

Index
Licensing Costs

Licensing costs are incurred pursuant to favorable court decisions relating to patent infringement cases and are included in operating expenses in the Company’s consolidated statement of operations.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. A portion of those balances are insured by the Federal Deposit Insurance Corporation. During the year ended December 31, 2020, we had funds which were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships with major financial institutions. We have not experienced any losses on our deposits of cash and cash equivalents.

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

A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. Due to the 2020 income, we have released the valuation allowance against federal net deferred tax assets, and we maintain a partial valuation allowance against the state net operating loss and credit carryovers due to lack of income in California. We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our statements of operations.

Index
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

Index
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05 (collectively, “ASU 2016-13”). The amendments in ASU 2016-13 replace the incurred loss impairment methodology with the current expected credit loss model, which requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The Company adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations (all amounts in this section are expressed in thousands)

Revenue

	2020	2019
Revenue	$302,636	$85

Revenue generated for the year ended December 31, 2020 was $302,636 compared to revenue for the year ended December 31, 2019 of $85.  During the year ended December 31, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc. (see “Legal Proceedings”), as a result of a favorable court decision relating to a patent infringement case. The one-time payment includes past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. (See “Revenue Recognition” in Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.)

We recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements.

Licensing Costs

Included in operating expenses for the year ended December 31, 2020, were $90,101 in licensing costs we incurred in conjunction with the proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case.

Research and Development Expenses

	2020	2019
Research and Development	$8,830	$3,845

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses for the year ended December 31, 2020 were $8,830 compared to December 31, 2019 of $3,845. The increase in 2020 compared to 2019 was primarily due to increased compensation expense.

Selling, General and Administrative Expenses

	2020	2019
Selling, General and Administrative	$45,812	$15,905

Selling, general and administrative expenses include compensation expense for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses for the year ended December 31, 2020 were $45,812 compared to December 31, 2019 of $15,905. The volatility within selling, general and administrative expenses was primarily due to legal fees related to cases involving the defense of our patents. Legal fees were $30,699 and $5,898 in 2020 and 2019, respectively and represent approximately 67% of selling, general and administrative expenses for 2020 compared to 37% for 2019.

Gain on Settlement

For the year ended December 31, 2020, we recorded a gain of $41,271 pursuant to a favorable court ruling in the case regarding Apple, Inc. discussed above. (See “Revenue Recognition” in Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.)

Interest and Other Income, net

	2020	2019
Interest and Other Income	$108,288	$92

Index
Interest and other income for the year ended December 31, 2020 was $108,288 compared to December 31, 2019 of $92.  During 2020 we received interest of $108,221 pursuant to a favorable court ruling in the case with Apple, Inc. discussed above. (See “Revenue Recognition” in Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.)

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
United States federal statutory rate	21.00%		21.00%
State taxes, net of federal benefit	0.17%		1.99%
Valuation allowance	(12.22	) %	(21.96	) %
Stock based compensation	(0.01	) %	—
R&D Credit	(0.21	) %	1.34%
Other	0.06%		(0.38	) %
Effective income tax rate	8.79%		1.99%

The Company’s effective tax rate for both 2020 and 2019 was lower than the statutory Federal income tax rate primarily due to the change in valuation allowance.  In 2020 we had pre-tax income of $307,452 and in 2019 we had pre-tax losses of $19,573.  At December 31, 2020, we had state net operating loss carryforwards of $107,989.  All of the Federal net operating loss (NOL) carryforwards have been utilized to offset the taxable income in 2020. The state NOL carryforwards begin expiring in 2029.

Liquidity and Capital Resources

For the year ended December 31, 2020, our cash and cash equivalents totaled $192,908 and our short-term investments totaled $28,348 compared to $3,135 and $2,394, respectively, for the year ended December 31, 2019.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2020, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

We use the ATM proceeds for GABRIEL product development, marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies, or businesses. As of December 31, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

During the year ended December 31, 2020, we sold 1,049,382 shares under the ATM. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Consistent with the rules applicable to “smaller reporting companies,” we have omitted the information required by Item 7A.

Index
Item 8.          Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Financial Statements Index

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2021, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index

Description of the Matter
Revenue Recognition

As discussed in Notes 2 and 12 to the financial statements, during the year ended December 31, 2020 the Company collected a lump sum payment in the amount of $454 million from Apple Inc. on a judgement as a result of a favorable verdict relating to a patent infringement lawsuit. As disclosed by management, the process for determining the value of revenue from the basis of the award was identified in the Final Judgement which included, fixed royalty rate per device, damages for willful infringement, interest, and reimbursement for court costs and attorney’s fees.

Our determination that revenue recognition pertaining to the Final Judgement is a critical audit matter results from the significant judgment exercised by management in determining the classification. Processes involving higher amounts of management judgment include the interpretation of the provisions of the Final Judgement to determine the amount of revenue to recognize and whether or not the Company is acting as a principal in the fulfillment of the identified performance obligations.

Audit Procedures
Our principal audit procedures related to the Company’s revenue recognition for the Final Judgement included the following:

-          We evaluated the Company’s internal controls related to the identification of distinct performance obligations and the determination of the timing of revenue recognition.
-          We evaluated management’s significant accounting policies related to the Final Judgement.
-          We obtained and read the Final Judgement and evaluated and tested management’s identification of the significant terms for completeness. From the terms in the Final Judgement, we evaluated the appropriateness of management’s application of their accounting principles, in their determination of revenue recognition conclusions.
-          We tested the mathematical accuracy of management’s calculations of the classification of the Final Judgement as well as the associated timing of revenue recognized in the financial statements.

Description of the Matter
Deferred Taxes

As discussed in Notes 2 and 10 to the financial statements, the Company recorded a deferred tax asset, net of a valuation allowance as of December 31, 2020. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable income and application of relevant income tax law.

Our determination that valuation of deferred taxes is a critical audit matter results from the significant judgment by management when assessing the ability to realize the deferred tax assets, particularly as it relates to estimates of future taxable income. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to management’s assessment of the realizability of deferred tax assets, as it relates to estimates of future taxable income and application of income tax law.

Audit Procedures
Our principal audit procedures related to the Company’s deferred taxes included the following:

-          We evaluated management’s assessment of the realizability of deferred tax assets on a jurisdictional basis. This included evaluating estimates of future taxable income, evaluating management's application of income tax law, and testing the completeness and accuracy of underlying data used in management’s assessment.
-          We evaluated management’s estimates of future taxable income which involved evaluating whether the estimates used by management were reasonable considering the current and past performance of the respective entity and whether the estimates were consistent with evidence obtained in other areas of the audit.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2008.

Chatsworth, California
March 16, 2021

Index

VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$192,908	$3,135
Investments available for sale	28,348	2,394
Accounts receivables	8	5
Prepaid income tax	2,905	—
Prepaid expenses and other current assets	263	237
Total current assets	224,432	5,771
Prepaid expenses and other assets	1,301	1,711
Property and equipment, net	11	16
Long term, deferred tax asset	9,049	—
Total assets	$234,793	$7,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$654	$1,346
Accrued payroll and related expenses	220	287
Accrued licensing costs	9,438	—
Other liabilities, current	44	193
Total current liabilities	10,356	1,826

Other liabilities	—	44
Total liabilities	10,356	1,870
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2020 and December 31, 2019, Issued and outstanding: 0 shares at December 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2020 and December 31, 2019, Issued and outstanding: 71,058,570 shares and 69,586,764 shares, at December 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	232,457	223,237
Accumulated deficit	(8,014)	(217,602)
Accumulated other comprehensive loss	(13)	(14)
Total stockholders’ equity	224,437	5,628
Total liabilities and stockholders’ equity	$234,793	$7,498

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue	$302,636	$85
Operating expense:
Licensing costs	90,101	—
Research and development	8,830	3,845
Selling, general and administrative expenses	45,812	15,905
Total operating expense	144,743	19,750
Income (loss) from operations	157,893	(19,665)
Gain on settlement	41,271	—
Interest and other income, net	108,288	92
Income (loss) before taxes	307,452	(19,573)
Income tax (expense) benefit	(27,023)	393
Net income (loss)	$280,429	$(19,180)
Basic earnings (loss) per share	$3.96	$(0.28)
Diluted earnings (loss) per share	$3.92	$(0.28)
Weighted average shares outstanding basic	70,850,311	68,564,321
Weighted average shares outstanding diluted	71,615,843	68,564,321

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income (loss)	$280,429	$(19,180)
Other comprehensive (loss), net of tax:
Change in unrealized gain (loss) on investments	—	3
Change in foreign currency translation	1	(3)
Total other comprehensive gain (loss), net of tax	1	—
Comprehensive income (loss)	$280,430	$(19,180)

See accompanying notes to consolidated financial statements.

Index
VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Equity
Balance at December 31, 2018	66,879,847	$7	$208,317	$(198,422)	$(14)	$9,888

Stock issued for cash at $4.00 -$6.49 per share, net	1,860,483		10,539			10,539
Stock issued for options and RSUs, net	846,434		670			670
Stock-based compensation			3,711			3,711
Comprehensive loss:
Net loss				(19,180)		(19,180)
Change in foreign currency translation, net of tax					(3)	(3)
Change in unrealized gains, net of tax					3	3
Comprehensive loss						(19,180)
Balance at December 31, 2019	69,586,764	$7	$223,237	$(217,602)	$(14)	$5,628

Stock issued for cash at $4.00 -$4.96 per share, net	1,049,382		4,488			4,488
Stock issued for options and RSUs, net	422,424		690			690
Stock-based compensation			3,938			3,938
Warrants issued for services			104			104
Dividends declared and paid, $1.00 per share				(70,841)		(70,841)
Comprehensive income:
Net income				280,429		280,429
Change in foreign currency translation, net of tax					1	1
Comprehensive income						280,430
Balance at December 31, 2020	71,058,570	$7	$232,457	$(8,014)	$(13)	$224,437

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net income (loss)	$280,429	$(19,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5	7
Stock-based compensation	3,938	3,711
Amortization of warrant issuance costs	69	—
Deferred income taxes	(9,049)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	419	374
Accounts payable and accrued liabilities	(692)	296
Other liabilities	(193)	97
Accrued payroll and related expenses	(67)	10
Accrued licensing costs	9,438	—
Accounts receivable	(3)	1
Prepaid income taxes	(2,905)	(396)
Net cash provided by (used in) operating activities	281,389	(15,080)
Cash flows from investing activities:
Purchase of property and equipment	—	(14)
Purchase of investments	(33,065)	(5,784)
Proceeds from sale or maturity of investments	7,112	5,192
Net cash used in investing activities	(25,953)	(606)
Cash flows from financing activities:
Proceeds from exercise of options	1,046	816
Proceeds from sale of common stock	4,488	10,539
Payment of dividends on common stock	(70,841)	—
Payments on payroll taxes on cashless vesting of RSUs	(356)	(145)
Net cash (used in) provided by financing activities	(65,663)	11,210
Net increase (decrease) in cash and cash equivalents	189,773	(4,476)
Cash and cash equivalents, beginning of period	3,135	7,611
Cash and cash equivalents, end of period	$192,908	$3,135
Cash paid for income taxes	$38,977	$4

See accompanying notes to consolidated financial statements.

Index
VirnetX Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share, per share and per device amounts)

Note 1 − Formation and Business of the Company

VirnetX Holding Corporation, which we refer to as” we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to license our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers, or OEMs, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets. Prior to 2012 our revenue was limited to an insignificant amount of software royalties pursuant to the terms of a single license agreement. During 2012, 2013 and 2020 we had revenues from settlements of patent infringement disputes whereby we received consideration for past sales of licensees that utilized our technology, where there was no prior patent license agreement (see “Revenue Recognition”).

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

Index
Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standards Codification (“ASC”) Topic 842. Operating lease right-of-use (“ROU”) assets are included in Prepaid expense, and other assets on the Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term (see Note 13 – Leases).

Revenue Recognition

The Company derives revenue from licensing and royalty fees from contracts with customers which often span several years. We account for this revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

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

The Company actively monitors and enforces its intellectual property (“IP”) rights, including seeking appropriate compensation from third parties that utilize the Company’s IP without a license. As a result, the Company may, from time to time, receive payments as part of a settlement or compensation for a patent infringement dispute. Proceeds received are allocated to each element identified in the settlement or compensation, based on the fair value of each element. Generally, settlements and compensation may include the following elements: the value of a license or royalty agreement, cost reimbursement, damages, and interest. Elements identified related to licensing and royalty are recognized as revenue. Elements identified as reimbursed costs are generally recorded as a reduction to the reported expenses. Elements identified as damages or interest are generally recorded in other income in the condensed consolidated statement of operations. During the year ended December 31, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc., because of a favorable court decision relating to a patent infringement case. The court decision identified the following as the basis of the award: $302,428 for past royalties, $41,271 in damages for willful infringement, $108,221 for interest, and $2,114 in reimbursement for court costs and attorney’s fees (see Note 12 - Litigation). Elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follows:

Classification of Payment Received in the Company’s Condensed Consolidated Statement of Operations
Year Ended:
December 31, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre- and post-judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Included in operating expenses for the year ended December 31, 2020, is $90,101 in licensing costs we incurred in conjunction with the proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case.

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

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation, and amortization. Depreciation and amortization are computed using the accelerated and straight-line methods over the estimated useful lives of the assets, which range from five to seven years. Repair and maintenance costs are charged to expense as incurred.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the year ended December 31, 2020 and 2019, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Index
A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. Due to the 2020 income, we have released the valuation allowance against federal net deferred tax assets, and we maintain a partial valuation allowance against the state net operating loss and credit carryovers due to lack of income in California. We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our statements of operations.

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

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2019 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during the year.

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

Index
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance within ASU 2019-04 and ASU 2019-05 (collectively, “ASU 2016-13”). The amendments in ASU 2016-13 replace the incurred loss impairment methodology with the current expected credit loss model, which requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The Company adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2020	2019
Office furniture	$79	$79
Computer equipment	81	81
Total	160	160
Less accumulated depreciation	(149)	(144)
Total property and equipment, net	$11	$16

Depreciation expense for the years ended December 31, 2020 and 2019 was $5, and $7, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2021. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, for each of the years ended December 31, 2020, and 2019. Future minimum rents due under the lease total $46 in 2021, when the lease expires.

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $324 and $1,790 in rental fees and reimbursements to the LLC during the years ended December 31, 2020 and 2019, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

The 2013 Plan will expire in 2023. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. At December 31, 2020, there were 545,210 shares available for grant under the 2013 Plan.

Index
Note 6 − Stock-Based Compensation

The following tables summarize information about stock options and RSUs outstanding at December 31, 2020:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 2.35 - 6.95	4,558,896	7.04	$4.53	3,147,625	6.47	$4.26
$ 14.52 - 35.25	1,253,625	1.71	$23.16	1,253,625	1.71	$23.16
	5,812,521	5.89	$8.62	4,401,250	5.11	$9.64

The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	5,998,837	$7.72	—	$—
Options granted	345,000	6.06	—	—
Options exercised	(663,816)	1.23	—	—
Options cancelled	(50,000)	4.95	—	—
Outstanding at December 31, 2019	5,630,021	$8.49	6.11	$516
Options granted	747,500	6.07	—	—
Options exercised	(262,031)	3.99	—	—
Options cancelled	(302,969)	5.30	—	—
Outstanding at December 31, 2020	5,812,521	$8.55	5.89	$3,650
Options exercisable at December 31, 2020	4,401,250	$9.64	5.11	$2,927

	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	504,994	$3.83	$—
RSUs granted	229,996	6.06	—
RSUs vested	(207,334)	4.07	—
RSUs cancelled	(29,167)	4.65
Outstanding at December 31, 2019	498,489	$4.71	$86
RSUs granted	218,329	6.89	—
RSUs vested	(212,495)	4.63	—
Outstanding at December 31, 2020	504,323	$5.69	$230

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2020, which was $5.04 and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. We received cash proceeds of $1,046 and $816 from stock options exercised in 2020 and 2019, respectively. The total intrinsic value of options exercised was $151 and $2,473 during the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense is included in operating expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2020	Year Ended December 31, 2019
Stock options	$2,872	$2,756
RSUs	1,066	955
Total stock-based compensation expense	$3,938	$3,711

Index
As of December 31, 2020, there was $5,249 of unrecognized stock-based compensation expense related to unvested employee stock options and $2,215 of unrecognized stock-based compensation expense related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 2.24 and 2.33 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected stock price volatility	93.45%	92.34%
Risk-free interest rate	0.63%	2.09%
Expected life term	6.21 years	6.14 years
Expected dividends	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $4.62 and $4.63 per share during the years ended December 31, 2020 and 2019, respectively.

The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors. We have not provided an estimate for forfeitures because we have had nominal forfeited options and RSUs and believed that all outstanding options and RSUs at December 31, 2020, would vest.

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options and RSUs under our stock plan and warrants. During 2019, we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during the year.

The table below sets forth the basic and diluted loss per share calculations:

	2020	2019
Net income (loss)	$280,429	$(19,180)

Basic weighted average number of shares outstanding	70,850	68,564
Effect of dilutive securities	766	—
Diluted weighted average number of shares outstanding	71,616	68,564

Basic earnings (loss) per share	$3.96	$(0.28)
Diluted earnings (loss) per share	$3.92	$(0.28)

Note 8 − Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. Our restated articles of incorporation authorize us to issue up to 100,000,000 shares of $0.0001 par value common stock.

On July 30, 2018 we filed a $100,000 universal shelf registration statement on SEC Form S-3. This replacement registration statement was declared effective by the SEC on August 16, 2018. We also entered a new ATM with Cowen on August 31, 2018, under which we could offer and sell shares of our common stock having an aggregate value of up to $50,000.

We use the ATM proceeds for GABRIEL product development and marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies, or businesses. As of December 31, 2020, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

Index
We sold 1,049,382 and 1,860,483 shares of common stock under the ATM program during the years ended December 31, 2020 and 2019, respectively. The average sales price per common share sold during the year ended December 31, 2020 was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $139 for 2020. The average sales price per common share sold during the year ended December 31, 2019 was $5.84 and the aggregate proceeds from the sales totaled $10,866 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $326 for 2019.

Dividends

On May 8, 2020, we declared a one-time cash dividend to shareholders of record as of the close of business on May 18, 2020 of $1 per share of common stock, payable on May 26, 2020. The timing and amounts of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Warrants

In 2020, we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $5.75 per share, exercisable on the date of grant expiring in April 2025. The weighted average fair value at the grant date was $4.16 per warrant. The fair value at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 97 percent (iii) a risk-free interest rate of 0.27 percent and (iv) and expected option term of 5 years.

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2019	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable December 31, 2020	Expiration Date
25,000	$7.00	25,000	—	—	(25,000)	—	April 30, 2020
25,000	$5.75	—	25,000	—	—	25,000	April 30, 2025
	—	25,000	25,000	—	(25,000)	25,000	—

Note 9 − Employee Benefit Plan

We sponsor a defined contribution 401k plan covering substantially all our employees. Our matching contribution to the plan was approximately $112 and $101 in 2020 and 2019, respectively.

Note 10 − Income Taxes

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
Federal	$35,122	$—
State	950	(393)
	36,072	(393)
Deferred:
Federal	(8,816)	—
State	(233)	—
	(9,049)	—
Total income tax provision (benefit)	$27,023	$(393)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.17%	1.99%
Valuation allowance	(12.22)%	(21.96)%
Stock based compensation	(0.01)%	—
R&D Credit	(0.21)%	1.34%
Other	0.06%	(0.38)%
Effective income tax rate	8.79%	1.99%

The Company’s effective tax rate for both 2020 and 2019 was lower than the statutory federal income tax rate primarily due to the change of valuation allowance.  Due to the income in 2020, our valuation allowance against federal net deferred tax assets was fully released in 2020.  We continue to provide partial valuation allowance against California net operating loss and research credit carryovers due to the fact that we have no income in California.

Index
Deferred tax assets (liabilities) consist of the following:

	As of December 31, 2020	As of December 31, 2019
Deferred tax assets:
Reserves and accruals	$48	$62
Research and development credits and other credits	13	1,730
Net operating loss carry forward	598	27,907
Stock based compensation	8,998	8,402
Other	3	11
Total deferred tax assets	$9,660	$38,112

Valuation allowance	(611)	(38,112)
Deferred tax assets after valuation allowance	9,049	—

Total deferred tax liability	—	—

Net deferred tax assets	$9,049	$—

In 2020 and 2019, we had pre-tax income of $307,452 and pre-tax losses of $19,573, respectively. At December 31, 2020, we had federal and state net operating loss carryforwards of approximately $0 and $107,989, respectively. All of the federal net operating loss carryforwards has been utilized to offset taxable income in 2020.  The state net operating loss carryforward will be expiring beginning in 2029.

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

Internal Revenue Code Section 382 places a limitation on the amount of net operating loss carryforwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Since the Company did not have a greater than 50% change of control as defined under the Internal Revenue Code, no limitation applies to the Company’s Net Operating Losses.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. In 2019, we released all ASC 740-10 uncertain tax positions due to the expiring of the statute of limitation. At December 31, 2020, we have no uncertain tax positions.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits generated in these years were utilized in 2020. The statute of limitation for these years shall expire three years after the date of filing 2020 income tax returns.

Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued for the year ended December 31, 2020 or 2019.

Index
Reconciliation of provision for uncertain tax position discussed above:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance at the beginning of the year	$—	$316
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Settlements	—	—
Lapse of applicable statute of limitations	—	(316)
Balance at the end of the year	$—	$—

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

U.S. agency and treasury securities: Fair value measured at the closing price reported on the active market on which the individual securities are traded.

The following table shows the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our financial assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$121,785	$—	$—	$121,785	$121,785	$—
Level 1:
Mutual funds	70,996	—	—	70,996	70,996	—
U.S. agency securities	13,767	2	—	13,769	127	13,642
U.S. treasury securities	14,707	—	(1)	14,706	—	14,706
	99,470	2	(1)	99,471	71,123	28,348
Total	$221,255	$2	$(1)	$221,256	$192,908	$28,348

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$2,076	$—	$—	$2,076	$2,076	$—
Level 1:
Mutual funds	613	—	—	613	613	—
U.S. agency securities	2,837	3	—	2,840	446	2,394
	3,450	3	—	3,453	1,059	2,394
Total	$5,526	$3	$—	$5,529	$3,135	$2,394

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

On October 27, 2017 Apple appealed the final judgment entered on September 29, 2017 to the USCAFC. Oral arguments in this case were held on January 8, 2019. On January 15, 2019, the Court issued a Rule 36 order affirming the district court’s final judgment. Apple filed a petition for panel rehearing and rehearing en-banc in this matter on February 21, 2019. On October 1, 2019, USCAFC issued an order denying Apple’s petition. Apple filed a petition for a writ of certiorari with the SCOTUS, which was denied on February 24, 2020. Prior to the SCOTUS decision denying Apple’s petition for a writ of certiorari, on February 20, 2020, Apple filed a Rule 60(b) motion for relief from judgment with the USDC, seeking relief from the district court’s September 29, 2017 final judgment. VirnetX filed a responsive brief in opposition on March 5, 2020.

On March 13, 2020, the Company received payment of $454,034 from Apple, representing the previously announced final judgment with interest in this case. Apple sought payment relief by filing a motion under rule 60(b). On September 1, 2020 USDC issued an order denying Apple’s motion for relief of judgement. This case is now closed.

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

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the USDC denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the USDC granted Apple’s motion for continuance and reset the date to October 26, 2020. On October 30, 2020, a jury returned a $502,800 verdict in favor of VirnetX based on Apple’s infringement of two network security patents: VirnetX US Patents No. 6,502,135 and No. 7,490,151. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple’s iOS 7 operating system and represents 598,629,580 infringing units from US sales only. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law, and on February 4, 2021, Apple filed a notice of appeal to the USCAFC.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. On December 15, 2020, we filed a motion to vacate the PTAB decisions below and to remand these appeals to the PTAB, which remains pending.  In view of our motion to remand, our deadline to file an initial brief is currently stayed.

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

On October 13, 2020, SCOTUS granted the United States’ petition for a writ of certiorari in No. 19-1434 as to USAFC Case No. 2018-2140, and the petitions for writs of certiorari in Nos. 19-1452 and 19-1458, all limited to Questions 1 and 2 as set forth in the July 22, 2020 Memorandum for the United States filed in No. 19-1434. The consolidated petition is seeking review of decisions by the USCAFC holding that administrative patent judges (“APJ”) of the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office must be appointed by the President and confirmed by the Senate; and, whether the remedy imposed by USCAFC that federal laws that place restrictions on when officials can be removed from office cannot apply to APJ, was the appropriate one. SCOTUS heard oral argument in these consolidated cases on March 1, 2021.

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

On March 23, 2020, the law firm of McKool Smith, P.C. (“McKool”) filed a Demand for Arbitration against VirnetX, Inc. with the American Arbitration Association (“AAA”). In its demand, McKool claims that a retention agreement it entered into in 2010 with VirnetX entitles it to a contingency fee arising from the recent 2020 payment made by Apple. McKool claims it is owed approximately $36,300 (or 8% of the Apple I payment). We have filed a general response with the AAA denying McKool’s claim and are contesting the matter vigorously. An evidentiary hearing was held on the matter during the week of February 22, 2021 and the parties will be submitting additional briefing.  A ruling is expected sometime thereafter.

Index
Neal Hurwitz v. Kendall Larsen et al. (Case 2020-0425-JRS)

On June 2, 2020, stockholder Neal Hurwitz filed a verified derivative complaint in the Delaware Court of Chancery against Kendall Larsen, Robert D. Short Ill, Gary Feiner, Michael F. Angelo, and Thomas M. O’Brien and naming the Company as nominal defendant. The lawsuit alleges breaches of fiduciary duty, corporate waste, and unjust enrichment arising out of a series of previously-disclosed transactions and compensation awards and seeks an award of monetary damages and equitable relief. On July 1, 2020, the defendants filed a motion to dismiss the complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted and, on August 19, 2020, the defendants filed an opening brief in support of their motion to dismiss. On October 16, 2020, plaintiff amended his complaint rather than respond to the arguments in the defendants’ opening brief. On October 23, 2020, the defendants filed a renewed motion to dismiss plaintiff’s amended complaint based on a failure to plead demand futility and a failure to state a claim on which relief can be granted. On January 12, 2021, Hurwitz voluntarily dismissed his suit without prejudice.

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

Note 13 – Leases

We lease office space under an operating lease which expires on October 31, 2021. At December 31, 2020, the underlying ROU asset and lease liability totaled $44.  At December 31, 2019, the underlying ROU asset and lease liability totaled $97.  Lease expense totaled $56 in both 2020 and 2019.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and originally expired in 2024.  In September 2020, the lease was extended for one year to 2025, due to COVID use-restrictions in 2020.  No other terms of the original agreement were affected and there was no impact on cash flow.  At December 31, 2020 and 2019, the ROU asset totaled $1,248 and $1,604, respectively; lease expense totaled $356 and $385, during 2020 and 2019, respectively.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited VirnetX Holding Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2021, expressed an unqualified opinion.

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
March 16, 2021

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2020.

The purpose of this evaluation was to determine whether as of December 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. There were no changes in our internal control over financial reporting during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2020; their report is included elsewhere herein.

Item 9B.	Other Information

None.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated in this report by reference.

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

Securities Authorized for Issuance Under the Equity Compensation Plans

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Stock Plan”, or the Plan, which has been approved by our stockholders. The Plan provides for the granting of up to 16,624,469 shares of our common stock, including stock options and restricted stock units, and will expire in 2023. As of December 31, 2020, there were 545,210 shares available to be granted under the Plan. We had 5,812,521 and 5,630,021 options outstanding at December 31, 2020 and December 31, 2019, respectively, with an average exercise price of $8.55 and $8.49, respectively. We had 504,323 and 498,489 restricted stock units outstanding at December 31, 2020 and December 31, 2019, respectively, with a weighted average grant price of $5.69 and $4.71, respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	6,316,844	$8.32	545,210
Equity compensation plans not approved by security holders	—	—
Total	6,316,844	$8.32	545,210

On March 19, 2020, the Compensation Committee granted 240,000 options to the employees of VirnetX, Inc. On April 2, 2020, the Compensation Committee granted 50,000 options to an employee of VirnetX Inc. On May 29, 2020, the Compensation Committee granted 37,500 options and 24,999 RSUs to members of the Board of Directors of VirnetX, Inc. On June 3, 2020, the Compensation Committee granted 290,000 options and 193,330 RSUs to the employees of VirnetX, Inc On December 18, 2020, the Compensation Committee granted 120,000 options to an employee of VirnetX Inc. and 10,000 options to a consultant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Index
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

Dated: March 16, 2021

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

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 16, 2021
Kendall Larsen	(Principal Executive Officer)

/s/ Richard H. Nance	Chief Financial Officer	March 16, 2021
Richard H. Nance	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 16, 2021
Robert D. Short III

/s/ Gary Feiner	Director	March 16, 2021
Gary Feiner

/s/ Michael F. Angelo	Director	March 16, 2021
Michael F. Angelo

/s/ Thomas M. O’Brien	Director	March 16, 2021
Thomas M. O’Brien