Form 10-Q
period 2021-03-31
VirnetX Holding Corp
filed 2021-05-10
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒	Non-accelerated filer ☒
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

71,058,570 shares of Registrant’s Common Stock were outstanding as of May 7, 2021.

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

Index
VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2021	As of December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$197,198	$192,908
Investments available for sale	19,835	28,348
Accounts receivables	6	8
Prepaid income tax	2,903	2,905
Prepaid expenses and other current assets	586	263
Total current assets	220,528	224,432
Prepaid expenses and other assets	1,213	1,301
Property and equipment, net	10	11
Deferred tax assets	16,245	9,049
Total assets	$237,996	$234,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$532	$654
Accrued payroll and related expenses	274	220
Accrued licensing costs	—	9,438
Accrued legal expenses (Note 7)	38,284	—
Other liabilities, current	31	44
Total current liabilities	39,121	10,356

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2021 and December 31, 2020, Issued and outstanding: 0 shares at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2021 and December 31, 2020, Issued and outstanding: 71,058,570 shares and 71,058,570 shares, at March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	233,336	232,457
Accumulated deficit	(34,457)	(8,014)
Accumulated other comprehensive loss	(11)	(13)
Total stockholders’ equity	198,875	224,437
Total liabilities and stockholders’ equity	$237,996	$234,793

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$5	$302,576
Operating expense:
Licensing costs	(9,438)	90,101
Research and development	1,152	1,905
Selling, general and administrative	41,943	27,376
Total operating expense	33,657	119,382
(Loss) income from operations	(33,652)	183,194
Gain on settlement	—	41,271
Interest and other income, net	16	108,239
(Loss) income before taxes	(33,636)	332,704
Income tax benefit (expense)	7,193	(32,759)
Net (Loss) income	$(26,443)	$299,945
Basic (loss) income per share	$(0.37)	$4.26
Diluted (loss) income per share	$(0.37)	$4.20
Weighted average shares outstanding basic	71,059	70,365
Weighted average shares outstanding diluted	71,059	71,384

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(26,443)	$299,945
Other comprehensive income (loss), net of tax:
Change in unrealized gain, net of tax	5	2
Change in foreign currency translation, net of tax	(3)	1
Total other comprehensive income (loss), net of tax	2	3
Comprehensive (loss) income	$(26,441)	$299,948

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Total shareholders' equity, beginning balances	$224,437	$5,628

Common stock and additional paid-in capital:
Beginning balances	232,464	223,244
Common stock issued for cash, net	—	4,488
Common stock issued for options/RSUs, net	—	768
Stock-based compensation	879	778
Ending balances	233,343	229,278

Accumulated deficit (retained earnings):
Beginning balances	(8,014)	(217,602)
Net (loss) income	(26,443)	299,945
Ending balances	(34,457)	82,343

Accumulated other comprehensive loss:
Beginning balances	(13)	(14)
Change in unrealized investment gain/loss, net	5	2
Change in foreign currency translation, net	(3)	1
Ending balances	(11)	(11)

Total shareholders' equity, ending balances	$198,875	$311,610

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(26,443)	$299,945
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	1	1
Deferred tax assets	(7,196)	(8,722)
Amortization of warrant issuance costs	26	—
Stock-based compensation	879	778
Changes in assets and liabilities:
Accounts receivables	2	—
Prepaid expenses and other assets	(261)	(281)
Other liabilities	(13)	(153)
Accounts payable	(122)	3,274
Accrued licensing costs	(9,438)	90,101
Accrued payroll and related expenses	54	(64)
Income tax payable	2	41,481
Accrued legal expenses	38,284	—
Net cash (used in) provided by operating activities	(4,225)	426,360
Cash flows from investing activities:
Purchase of investments	(2,476)	(200)
Proceeds from sale or maturity of investments	10,991	1,261
Net cash provided by investing activities	8,515	1,061
Cash flows from financing activities:
Proceeds from exercise of options	—	768
Proceeds from sale of common stock	—	4,488
Net cash provided by financing activities	—	5,256
Net increase in cash and cash equivalents	4,290	432,677
Cash and cash equivalents, beginning of period	192,908	3,135
Cash and cash equivalents, end of period	$197,198	$435,812

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except litigation, patent, share and per share amounts)
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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 194 total patents and pending applications, including 70 U.S. patents/patent applications and 124 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the Internet and such covers all our technology and other products. Some of our issued U.S. and foreign patents expire at various times during the period from 2021 to 2034.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2021, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2021, our results of operations for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standards Codification (“ASC”) Topic 842. Operating lease right-of-use (“ROU”) assets are included in Prepaid expenses, and other assets on the Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term (see Note 8 – Leases).

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

Licensing Costs

Included in operating expenses licensing are costs we incurred in conjunction with the proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case.

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
Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the three months ended March 31, 2021 and 2020, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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
Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of 4 years. We do not estimate the forfeiture rate and recognize forfeitures, if any, when they occur. See Note 5 - Stock-Based Compensation below for additional information concerning our share-based compensation awards. In addition, as required we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over the performance period.

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the three months ended March 31, 2021 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses and fair value of our securities by significant investment category as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$83,156	$—	$—	$83,156	$83,156	$—
Level 1:
Mutual funds	114,042	—	—	114,042	114,042	—
U.S. agency securities	12,718	4	—	12,722	—	12,722
U.S. treasury securities	7,110	3	—	7,113	—	7,113
	133,870	7	—	133,877	114,042	19,835
Total	$217,026	$7	$—	$217,033	$197,198	$19,835

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$121,785	$—	$—	$121,785	$121,785	$—
Level 1:
Mutual funds	70,996	—	—	70,996	70,996	—
U.S. agency securities	13,767	2	—	13,769	127	13,642
U.S. treasury securities	14,707	—	(1)	14,706	—	14,706
	99,470	2	(1)	99,471	71,123	28,348
Total	$221,255	$2	$(1)	$221,256	$192,908	$28,348

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this ASU on January 1, 2021 and there was no material impact on our financial position or cash flows as a result.

Index

Note 3 — Income Taxes

For the three months ended March 31, 2021, we recognized income tax benefit of $7,193 on a loss before income taxes of $33,636, which is an effective tax rate of 21.38%. The effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits. During the three-month period ended March 31, 2021 we had net operating losses (“NOLs”) which increased our deferred tax assets by $7,196 to $16,245 for NOL carryforwards. We continue to provide a partial allowance against California net operating loss and research credit carryovers due to the fact that we have no income in California.

For the three months ended March 31, 2020, income tax expense was $32,759 on income before taxes of $332,704 and an effective tax rate of 9.9%. The effective tax rate for the three month period ended March 31, 2020 was favorably impacted by the reversal of valuation allowance reserves totaling $38,112 which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards.

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

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In 2019, we released all ASC 740-10 uncertain tax positions due to the expiring of the statute of limitation. At December 31, 2020 and March 31, 2021, we have no uncertain tax positions.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. At December 31, 2020 and March 31, 2021, we had no accrued interest or penalties related to the uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party which expires on October 31, 2021 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $79 and $76 in fees and reimbursements to the LLC during the three months ended March 31, 2021 and 2020, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Index

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the “VirnetX Holding Corporation 2013 Equity Incentive Plan”, or the Plan, which has been approved by our stockholders. The Plan generally provides for the granting of up to 16,624,469 shares of our common stock, including stock options and stock purchase rights (“RSUs”), and will expire in 2024. As of March 31, 2021, 545,210 shares remained available for grant under the Plan.

Stock-based compensation expense included in general and administrative expense was $383 and $348, and in research and development expense was $496 and $430, for the three months ended March 31, 2021 and 2020, respectively.

We did not grant options during the three months ended March 31, 2021.  During the three months ended March 31, 2020, we granted options for a total of 240,000 shares with a weighted average grant date fair value of $4.30 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 93.4 percent volatility, (iii) 0.8 percent risk free rate and (iv) 6.25 years expected term.

We did not grant RSU’s during the three months ended March 31, 2021 or 2020.

As of March 31, 2021, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $4,602 and $1,983, respectively, which will be amortized over an estimated weighted average period of approximately 2.17 and 2.08 years, respectively.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of March 31, 2021, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

We sold no shares under the ATM during the three months ended March 31, 2021. We sold 1,049,382 shares under the ATM during the three months ended March 31, 2020, with an average sales price per common share of $4.41 and the aggregate proceeds from the sales totaled $4,627. Sales commissions, fees and other costs associated with the ATM totaled $139.

We issued no shares for options during the three months ended March 31, 2021. We issued 202,031 shares of common stock for options during the three months ended March 31, 2020.

Index
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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2020	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable March 31, 2021	Expiration Date
25,000	$5.75	25,000	-	—	—	25,000	April 30, 2025

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

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the USDC denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the USDC granted Apple’s motion for continuance and reset the date to October 26, 2020. On October 30, 2020, a jury returned a $502,800 verdict in favor of VirnetX based on Apple’s infringement of two network security patents: VirnetX US Patents No. 6,502,135 and No. 7,490,151. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple’s iOS 7 operating system and represents 598,629,580 infringing units from US sales only. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law, and on February 4, 2021, Apple filed a notice of appeal to the USCAFC. Apple’s opening brief is due on June 2, 2021.

Index
VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. On December 15, 2020, we filed a motion to vacate the PTAB decisions below and to remand these appeals to the PTAB.  On March 16, 2021, the USCAFC denied the motion without prejudice to us raising the challenges made in the motion in our opening brief.  Our opening brief is currently due on June 7, 2021.

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

On October 13, 2020, SCOTUS granted the United States’ petition for a writ of certiorari in No. 19-1434 as to USAFC Case No. 2018-2140, and the petitions for writs of certiorari in Nos. 19-1452 and 19-1458, all limited to Questions 1 and 2 as set forth in the July 22, 2020 Memorandum for the United States filed in No. 19-1434. The consolidated petition is seeking review of decisions by the USCAFC holding that administrative patent judges (“APJ”) of the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office must be appointed by the President and confirmed by the Senate; and, whether the remedy imposed by USCAFC that federal laws that place restrictions on when officials can be removed from office cannot apply to APJ, was the appropriate one. SCOTUS heard oral argument in these consolidated cases on March 1, 2021. We are waiting for SCOTUS to rule in this matter.

McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975

On March 23, 2020, the law firm of McKool Smith, P.C. (“McKool”) filed a Demand for Arbitration against VirnetX, Inc. with the American Arbitration Association (“AAA”). In its demand, McKool claimed that a retention agreement it entered into in 2010 with VirnetX entitled it to a contingency fee arising from the recent 2020 payment made in the Apple I case. McKool claimed it was owed approximately $36,300 (or 8% of the Apple I payment). We filed a general response with the AAA denying McKool’s claim and contested the matter vigorously. An evidentiary hearing was held on the matter during the week of February 22, 2021 and the parties submitted additional briefings. On April 19, 2021, the arbitrator awarded McKool $36,323 in damages, plus pre-judgment interest in the amount of 5% simple interest from March 23, 2020 to April 18, 2021, and post-judgment interest in the amount of 5%, compounded annually, until payment of the award. We accrued the resulting $38,284 as of March 31, 2021 and paid that amount to McKool on April 20, 2021. This matter is now closed.

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

Index
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

Note 8 — Leases

We lease office space under an operating lease which expires on October 31, 2021. On March 31, 2021, the underlying ROU asset and lease liability totaled $31. On December 31, 2020, the underlying ROU asset and lease liability totaled $44. For the three months ended March 31, 2021 and 2020, lease expense totaled $14 and $13, respectively.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On March 31, 2021 and December 31, 2020, the ROU asset totaled $1,173 and $1,248, respectively; lease expense totaled $75 and $96, for the three months ended March 31, 2021 and 2020, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period.
The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):
	Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(26,443)	$299,945

Denominator:
Weighted-average basic shares outstanding	71,059	70,365
Effect of dilutive securities	—	1,019
Weighted-average diluted shares	71,059	71,384

Basic (loss) earnings per share	$(0.37)	$4.26
Diluted (loss) earnings per share	$(0.37)	$4.20

We incurred a net loss for the three months ended March 31, 2021; therefore, all 6,341,844 potentially dilutive securities representing shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.  For the three months ended March 31, 2020, potentially dilutive securities representing 2,161,955 shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Index

Note 10 — Subsequent Events

See Note 7 - Litigation McKool Smith P.C. v. VirnetX, Inc., AAA Case No. 01-20-0003-7975.

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

Index

Our employees include the core development team behind our patent portfolio, technology, and software. Some members of this team have worked together for over twenty years and were on same team that invented and developed this technology while working at Leidos. The team has continued its research and development work and expanded the set of patents we acquired in 2006 from Leidos, into a larger patent portfolio. This portfolio now serves as the foundation of our products, services, and our licensing business. It is expected to generate most of our future revenue in license fees and royalties. We intend to continue our efforts to develop new products and technologies and further strengthen and expand our patent portfolio. We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.

New Accounting Pronouncements

In December 2019 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our financial position, results of operations or cash flows.

Index

Results of Operation

Three Months Ended March 31, 2021
Compared with the Three Months Ended March 31, 2020
(in thousands, except per share amounts)

Revenue

For the three months ended March 31, 2021 and 2020, we recognized revenue of $5 and $302,576, respectively. During the quarter ended March 31, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc. (see “Legal Proceedings”), as a result of a favorable court decision relating to a patent infringement case. The payment includes past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. The elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follows:

Classification in the Company’s Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Included in operating expenses for the three months ended March 31, 2020, is $90,101 in licensing costs accrued in conjunction with the proceeds received from Apple, Inc., pursuant to the favorable court decision relating to a patent infringement case. Accrued licensing costs of $9,438 were reversed during the three months ended March 31, 2021, as a result of the McKool award (See Note 7 - Litigation).

Research and Development Expenses

Our research and development expenses decreased by $753 to $1,152 for the three months ended March 31, 2021, from $1,905 for the three months ended March 31, 2020. This decrease in 2021 was primarily due to increase in employee benefits in 2020.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $14,567 to $41,943 for the three months ended March 31, 2021, from $27,376 for the three months ended March 31, 2020. The increase is primarily due to $38,284 disputed legal fees accrued to McKool (See Note - 7 Litigation), offset by a $22,407 decrease in attorney fees.

Gain on Settlement

For the three months ended March 31, 2020, we recorded a gain of $41,271 pursuant to the favorable court ruling in the case regarding Apple, Inc. discussed above.

Interest and other income, net

For the three months ended March 31, 2020, we recognized interest income of $108,221 pursuant to the favorable ruling against Apple, Inc. discussed above.

Index

Liquidity and Capital Resources

As of March 31, 2021, our cash and cash equivalents totaled approximately $197,198 and our short-term investments totaled approximately $19,835, compared to cash and cash equivalents of approximately $192,908 and short-term investments of approximately $28,348 at December 31, 2020, respectively. Working capital was $181,405 at March 31, 2021, and $214,076 at December 31, 2020. The decrease in cash and investments during the three months ended March 31, 2021 was primarily attributed to operating expenses.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2021, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

We use the ATM proceeds for GABRIEL product development, marketing and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. As of March 31, 2021, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

We sold no shares under the ATM for the three months ended March 31, 2021 and 1,049,382 shares during the three months ended March 31, 2020. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139.

Income Taxes

For the three months ended March 31, 2021, we recognized income tax benefit of $7,193 on a loss before income taxes of $33,636, which is an effective tax rate of 21.38%. The effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits. During the three month period ended March 31, 2021 we had net operating losses (“NOLs”) which increased our deferred tax assets by $7,196 to $16,245 for NOL carryforwards. We continue to provide a partial allowance against California net operating loss and research credit carryovers due to the fact that we have no income in California.

For the three months ended March 31, 2020, income tax expense was $32,759 on income before taxes of $332,704 and an effective tax rate of 9.9%. The effective tax rate for the three-month period ended March 31, 2020 was favorably impacted by the reversal of valuation allowance reserves totaling $38,112 which were established in prior years on our deferred tax assets primarily associated with net operating loss (“NOL”) carryforwards.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Arrangements

None.

Index

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We invest our excess cash primarily in highly liquid instruments including time deposits, money market, and U.S. agency and treasury securities. We seek to limit the amount of our credit exposure to any one issuer.

Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within one year of March 31, 2021.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2021.

The purpose of this evaluation was to determine whether as of March 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 outbreak on our internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS – (See Note 7 - Litigation in the “Notes to Condensed Consolidated  Financial Statements”)

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

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterparties to our litigation include large, well-financed companies with substantially greater resources than us. Patent litigation is risky, and the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Furthermore, any awards we receive may be subject to obligations to Leidos and fee arrangements with outside counsel. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could encumber our ability to develop and commercialize our products.

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

Index

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

Index
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

Index

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. Additionally, California recently enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Index

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

Our products are highly technical and complex and, when deployed, may contain errors or defects. Despite testing, some errors in our products may only be discovered after a product has been installed and used by customers. Any errors or defects discovered in our products after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results, and financial condition. In addition, we could face claims for product liability, tort, or breach of warranty, including claims relating to changes to our products made by our channel partners. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we expect to provide implementation, consulting, and other technical services in connection with the implementation and ongoing maintenance of our products, which typically involves working with sophisticated software, computing, and communications systems. We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be adversely impacted.

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

We expect to expand our presence internationally in Japan and elsewhere through third party arrangements such as international partnerships, joint ventures and potentially establishing international subsidiaries and offices. Our international expansion may present challenges and risks, including those inherent in international operations, to us and may require significant attention from management. For example, the COVID-19 pandemic has and could continue to disrupt and slow our international expansion and partnership efforts, as our international partners’ businesses could continue to be disrupted. We may not be successful in our international partnerships, expansion efforts, and we may incur significant operating expenses in our efforts to expand internationally.

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

Although we believe that we currently maintain effective control over our disclosures and procedures and internal control over financial reporting, we may in the future identify deficiencies regarding the design and effectiveness of our system of internal control over financial reporting. If we experience any material weaknesses in our internal control over financial reporting in the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, and any of which could cause our share price to decline. Moreover, if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our common stock could decline, and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our common stock.

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

Index

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

War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which we operate, our clients and our service delivery.

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease, such as the COVID-19 pandemic. Such events may cause our customers to delay their decisions on spending for the services we provide and give rise to sudden significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2020, and March 31, 2021, the reported last adjusted closing price on the NYSE American LLC, and now NYSE, for our common stock ranged between $4.29 and $8.17 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

Index

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

•	Volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	Changes in operating performance and stock market valuations of other companies generally, or those in our industry;

•	Sales of shares of our common stock by us or our stockholders;

•	Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	The financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	Announcements by us or our competitors of new products or services;

•	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	Rumors and market speculation involving us or other companies in our industry;

•	Actual or anticipated changes in our results of operations;

•	Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	Announced or completed acquisitions of businesses or technologies by us or our competitors;

•	New laws or regulations or new interpretations of existing laws or regulations applicable to our business;

Index

•	Changes in accounting standards, policies, guidelines, interpretations, or principles;

•	Any significant change in our management; and

•	General economic conditions and slow or negative growth of our markets, including any economic downturn from the COVID-19 pandemic.

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

Our dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. We therefore cannot make assurances that our Board of Directors will determine to pay regular or special dividends in the future. Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock to realize a gain on their investment, which may not occur.

The exercise of our outstanding stock options, warrants and RSUs and issuance of new shares would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options, warrants and RSUs would dilute the ownership interests of our existing stockholders. As of March 31, 2021, we had outstanding options, warrants and RSUs to purchase an aggregate of 6,341,844 shares of common stock representing approximately 9% of our total shares outstanding of which 4,674,542 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Index

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. While we had net income of $280.4 million for the year ended December 31, 2020, we had net losses of $19.2 million for the year ended December 31, 2019, and $26.4 million for the quarter ended March 31, 2021. As of March 31, 2021, we had accumulated deficits of $34.5 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of March 31, 2021, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index

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

Index

ITEM 5 — EXHIBITS

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

Date: May 10, 2021