Form 10-Q
period 2021-06-30
VirnetX Holding Corp
filed 2021-08-06
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.
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

71,232,856 shares of Registrant’s Common Stock were outstanding as of August 5, 2021.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Quarterly Report and elsewhere in this Quarterly Report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX with over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. This may imply that VirnetX may soon receive over $500 million in cash, however, on February 4, 2021, Apple filed a notice of appeal to the Federal Circuit with regards to this judgement from the district court. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenues for us. However, commercialization of products such as ours is subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple II litigation before entering or considering to enter any agreement with us, and that or other factors may lead us to be unsuccessful in obtaining further licensing agreements or making arrangements or entering contracts which create significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2021	As of December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$153,632	$192,908
Investments available for sale	21,908	28,348
Accounts receivables	14	8
Prepaid income tax	2,903	2,905
Prepaid expenses and other current assets	451	263
Total current assets	178,908	224,432
Prepaid expenses and other assets	1,125	1,301
Property and equipment, net	9	11
Deferred tax assets	16,854	9,049
Total assets	$196,896	$234,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$445	$654
Accrued payroll and related expenses	306	220
Accrued licensing costs	—	9,438
Other liabilities, current	18	44
Total current liabilities	769	10,356

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2021 and December 31, 2020, Issued and outstanding: 0 shares at June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2021 and December 31, 2020, Issued and outstanding: 71,232,856 shares and 71,058,570 shares, at June 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	234,114	232,457
Accumulated deficit	(37,980)	(8,014)
Accumulated other comprehensive loss	(14)	(13)
Total stockholders’ equity	196,127	224,437
Total liabilities and stockholders’ equity	$196,896	$234,793

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$15	$18	$20	$302,594
Operating expense:
Licensing costs	—	—	(9,438)	90,101
Research and development	1,149	3,803	2,301	5,708
Selling, general and administrative	3,008	6,701	44,951	34,077
Total operating expense	4,157	10,504	37,814	129,886
Income (loss) from operations	(4,142)	(10,486)	(37,794)	172,708
Gain	—	—	—	41,271
Realized gain	—	—	—	1
Interest and other income, net	10	16	26	108,254
Income (loss) before taxes	(4,132)	(10,470)	(37,768)	322,234
Income tax (expense) benefit	609	2,430	7,802	(30,329)
Net income (loss)	$(3,523)	$(8,040)	$(29,966)	$291,905
Basic income (loss) per share	$(0.05)	$(0.11)	$(0.42)	$4.13
Diluted income (loss) per share	$(0.05)	$(0.11)	$(0.42)	$4.05
Weighted average shares outstanding - basic	71,111	70,915	71,085	70,640
Weighted average shares outstanding - diluted	71,111	70,915	71,085	72,098

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$(3,523)	$(8,040)	$(29,966)	$291,905
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(3)	(1)	2	1
Change in foreign currency translation, net of tax	—	—	(3)	1
Total other comprehensive income (loss)	(3)	(1)	(1)	2
Comprehensive income (loss)	$(3,526)	$(8,041)	$(29,967)	$291,907

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total shareholders’ equity, beginning balances	$198,875	$311,610	$224,437	$5,628

Common stock and additional paid-in capital:
Beginning balances	233,343	229,278	232,464	223,244
Common stock issued for cash, net	—	—	—	4,488
Common stock issued for options/RSUs, net	(196)	(78)	(196)	690
Warrants issued for services	—	104	—	104
Stock-based compensation	974	953	1,853	1,731
Ending balances	234,121	230,257	234,121	230,257

Accumulated deficit (retained earnings):
Beginning balances	(34,457)	82,343	(8,014)	(217,602)
Net (loss) income	(3,523)	(8,040)	(29,966)	291,905
Dividends	—	(70,841)	—	(70,841)
Ending balances	(37,980)	3,462	(37,980)	3,462

Accumulated other comprehensive loss:
Beginning balances	(11)	(11)	(13)	(14)
Change in unrealized investment gain/loss, net	(3)	(1)	2	1
Change in foreign currency translation, net	—	—	(3)	1
Ending balances	(14)	(12)	(14)	(12)

Total shareholders’ equity, ending balances	$196,127	$233,707	$196,127	$233,707

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(29,966)	$291,905
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	2	2
Deferred tax assets	(7,805)	(8,536)
Amortization of warrant issuance costs	34	17
Stock-based compensation	1,853	1,731
Changes in assets and liabilities:
Accounts receivables	(6)	—
Prepaid expenses and other assets	(46)	(28)
Other liabilities	(26)	(167)
Accounts payable	(209)	(287)
Accrued licensing costs	(9,438)	9,438
Accrued payroll and related expenses	86	(1)
Income tax payable	2	38,863
Net cash (used in) provided by operating activities	(45,519)	332,937
Cash flows from investing activities:
Purchase of investments	(7,817)	(2,292)
Proceeds from sale or maturity of investments	14,256	2,066
Net cash provided by (used in) investing activities	6,439	(226)
Cash flows from financing activities:
Proceeds from exercise of options	—	1,046
Proceeds from sale of common stock	—	4,488
Dividend paid	—	(70,841)
Payment of payroll taxes on vested restricted stock units	(196)	(356)
Net cash used in financing activities	(196)	(65,663)
Net change in cash and cash equivalents	(39,276)	267,048
Cash and cash equivalents, beginning of period	192,908	3,135
Cash and cash equivalents, end of period	$153,632	$270,183

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation, which we refer to as “we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We derive revenue licensing technology, including GABRIEL Connection Technology™, to various original equipment manufacturers (“OEMs”), that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets. During 2020, we had revenues from settlement of a patent infringement dispute whereby we received consideration for past sales of licensee that utilized our technology, where there was no prior patent license agreement (see “Revenue Recognition”).

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2021, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2021, our results of operations for the three and six months ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Index
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

The Company actively monitors and enforces its intellectual property rights, including seeking appropriate compensation from third parties that utilize the Company’s intellectual property without a license. As a result, the Company may, from time to time, receive payments as part of a settlement or compensation for a patent infringement dispute. Proceeds received are allocated to each element identified in the settlement or compensation, based on the fair value of each element. Generally, settlements and compensation may include the following elements: the value of a license or royalty agreement, cost reimbursement, damages, and interest. Elements identified related to licensing and royalty are recognized as revenue. Elements identified as reimbursed costs are generally recorded as a reduction to the reported expenses. Elements identified as damages or interest are generally recorded in other income in the condensed consolidated statement of operations.

Licensing Costs

Included in operating expenses are licensing costs we incurred in conjunction with the proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the six months ended June 30, 2021, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

We account for our uncertain tax positions in accordance with U.S. GAAP, which utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally a vesting term of 4 years. We recognize forfeitures, if any, when they occur. In addition, we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued, as they vest, over the performance period. See Note 5 - Stock-Based Compensation for additional information concerning our share-based compensation awards.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$41,658	$—	$—	$41,658	$41,658	$—
Level 1:
Mutual funds	111,974	—	—	111,974	111,974	—
U.S. agency securities	11,773	2	—	11,775	—	11,775
U.S. treasury securities	10,131	2	—	10,133	—	10,133
	133,878	4	—	133,882	111,974	21,908
Total	$175,536	$4	$—	$175,540	$153,632	$21,908

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$121,785	$—	$—	$121,785	$121,785	$—
Level 1:
Mutual funds	70,996	—	—	70,996	70,996	—
U.S. agency securities	13,767	2	—	13,769	127	13,642
U.S. treasury securities	14,707	—	(1)	14,706	—	14,706
	99,470	2	(1)	99,471	71,123	28,348
Total	$221,255	$2	$(1)	$221,256	$192,908	$28,348

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U. S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this ASU on January 1, 2021 and there was no material impact on our financial position or cash flows as a result.

Index

Note 3 — Income Taxes

For the three months ended June 30, 2021, we recognized income tax benefit of $609 on loss before income taxes of $4,132, which is an effective tax rate of 14.78%; the effective tax rate was favorably impacted by the net operating loss (“NOL”). For the six months ended June 30, 2021, we recognized income tax benefit of $7,802 on loss before income taxes of $37,768 which is an effective tax rate of 20.66%; the effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits.

For the three and six months ended June 30, 2020, we had an income tax benefit of $2,430 and an income tax expense of $30,329, respectively.

As of June 30, 2020, we had deferred tax assets of $8,536. As of June 30, 2021, we had net deferred tax assets of $16,854 after applying a partial valuation allowance.

A valuation allowance is provided for deferred tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe the determination to record, or reduce, a valuation allowance associated with a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. Due to the 2020 income, we have released the valuation allowance against federal net deferred tax assets, and we maintain a partial valuation allowance against the state NOL and credit carryovers due to there was no income in California.

Internal Revenue Code Section 382 places a limitation on the amount of NOL carryforwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Since the Company did not have a greater than 50% change of control as defined under the Internal Revenue Code, no limitation applies to the Company’s NOLs.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs, and tax credits generated in these years were utilized in 2020. The statute of limitation for these years shall expire three years after the date of filing 2020 income tax returns.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  In 2019, we released all ASC 740-10 uncertain tax positions due to the expiring of the statute of limitation. At December 31, 2020 and June 30, 2021, we have no uncertain tax positions.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of December 31, 2020 and June 30, 2021, we had no accrued interest or penalties related to the uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party which expires on October 31, 2021 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $95 and $174 compared to $13 and $89 in fees and reimbursements to the LLC during the three and six months ended June 30, 2021 and 2020, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock Based Compensation

We have a stock incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which has been approved by our stockholders. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2013 Plan. The 2013 Plan provides for the granting of stock options and restricted stock units purchase rights (“RSUs”) to our employees and consultants. Stock options granted under the 2013 Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSOs”) and stock purchase rights may be granted to our employees and consultants. The 2013 Plan expires in 2023.

Index

In April 2021, the Board approved an amendment and restatement of the 2013 Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved the Plan Amendment at the 2021 Annual Meeting of the Stockholders held on June 3, 2021. The 2013 Plan generally provides for the granting of shares of our common stock, including stock options and stock purchase rights (“RSUs”). Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. As of June 30, 2021, there were 2,419,049 shares available for grant under the 2013 Plan.

Stock-based compensation expense included in general and administrative expense was $463 and $475, and in research and development expense was $511 and $478, for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense included in general and administrative expense was $846 and $823, and in research and development expense was $1,007 and $908, for the six months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021, we granted options for a total of 779,500 shares with a weighted average grant date fair value of $3.45 per option. During the three months ended June 30, 2020, we granted options for a total of 377,500 shares with a weighted average grant date fair value of $5.07 per option.

During the six months ended June 30, 2021, we granted options for a total of 779,500 shares with a weighted average grant date fair value of $3.45 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 91 percent volatility, (iii) 1 percent risk free rate and (iv) 6 years expected term. During the six months ended June 30, 2020, we granted options for a total of 617,500 shares with a weighted average grant date fair value of $4.77 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 94 percent volatility, (iii) 0.65 percent risk free rate and (iv) 6 years expected term.

During the three months ended June 30, 2021 and 2020, we granted 236,661 and 218,329 RSUs respectively, with weighted average fair values at the date of grant of $4.61 and $6.89, respectively.  RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period.  During the three months ended June 30, 2021 and 2020, we paid $196 and $356 in withholding taxes on shares issued upon conversion of RSUs, respectively. The underlying shares were cancelled.  The amounts are reflected as financing costs in the accompanying statement of cash flows. No RSUs were granted during the first three months of 2021 or 2020.

As of June 30, 2021, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $6,588 and $2,802, respectively, which will be amortized over an estimated weighted average period of approximately 2.91 and 2.88 years, respectively.

During the three and six months ended June 30, 2021, no options were exercised.  During the three months ended June 30, 2020, we issued 60,000 shares as a result of the exercise of options.  During the six months ended June 30, 2020, we issued 262,031 shares as a result of the exercise of options.

During the three months ended June 30, 2021 and 2020, we issued 174,285 and 160,393 shares as a result of vesting RSUs, respectively. No shares were issued during the first there months of 2021 or 2020 as a result of vesting RSUs.

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

We use the ATM proceeds for GABRIEL product development, marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses, and acquisitions of complementary products, technologies, or businesses. As of June 30, 2021, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

We sold no shares under the ATM during the three and six months ended June 30, 2021.

Index
We sold no shares under the ATM during the three months ended June 30, 2020. We sold 1,049,382 shares under the ATM during the six months ended June 30, 2020, with an average sales price per common share of $4.41 and the aggregate proceeds from the sales totaled $4,627. Sales commissions, fees and other costs associated with the ATM totaled $139.

We issued no shares for options during the three and six months ended June 30, 2021. We issued 202,031 and 262,031 shares of common stock for options during the three and six months ended June 30, 2020, respectively.

We issued 174,285 and 160,393 shares as a result of vesting RSUs during the three months ended June 30, 2020 and 2021, respectively. No shares were issued as a result of vesting RSUs during the first three months of 2021 or 2020.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2020	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable June 30, 2021	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

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

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the USDC denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the USDC granted Apple’s motion for continuance and reset the date to October 26, 2020. On October 30, 2020, a jury returned a $502,800 verdict in favor of VirnetX based on Apple’s infringement of two network security patents: VirnetX US Patents No. 6,502,135 and No. 7,490,151. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple’s iOS 7 operating system and represents 598,629,580 infringing units from US sales only. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law, and on February 4, 2021, Apple filed a notice of appeal to the USCAFC. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. On July 29, 2021 Apple filed an unopposed motion for 28-day extension of time to file its reply brief, upon which the Court has not yet made a ruling.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. On December 15, 2020, we filed a motion to vacate the PTAB decisions below and to remand these appeals to the PTAB.  On March 16, 2021, the USCAFC denied the motion without prejudice to us raising the challenges made in the motion in our opening brief.  Our opening brief was filed on June 7, 2021.

Index
On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the USPTO have filed their responses. The USCAFC has stayed all deadlines and proceedings, in this case, until this matter is resolved. We are waiting for USCAFC to issue their decision in this matter.

Iancu v. Luoma (SCOTUS Case 20-74)

On July 23, 2020, the United States and the USPTO (collectively, “the United States”) filed a petition for a writ of certiorari from several decisions by the USCAFC, including decisions in VirnetX Inc. v. Cisco Systems, Inc., Nos. 2019-1671, and VirnetX Inc. v. Iancu, Nos. 2017-2593, -2594. In those cases, the USCAFC granted VirnetX’s motions to vacate the underlying decisions of the PTAB on the basis of Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019), and remanded for further proceedings. The United States requested that the SCOTUS hold its certiorari petition pending the disposition of the United States’ separate petition in United States v. Arthrex, Inc., No. 19-1434 (filed June 25, 2020). On August 26, 2020, VirnetX filed a response, agreeing that the United States’ certiorari petition should be held pending the disposition of the petition for a writ of certiorari in No. 19-1434 (and related petitions filed by private parties in Nos. 19-1452 and 19-1458), and any further SCOTUS proceedings.

On October 13, 2020, SCOTUS granted the United States’ petition for a writ of certiorari in No. 19-1434 as to USCAFC Case No. 2018-2140, and the petitions for writs of certiorari in Nos. 19-1452 and 19-1458, all limited to Questions 1 and 2 as set forth in the July 22, 2020 Memorandum for the United States filed in No. 19-1434. The consolidated petition is seeking review of decisions by the USCAFC holding that administrative patent judges (“APJ”) of the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office must be appointed by the President and confirmed by the Senate; and, whether the remedy imposed by USCAFC that federal laws that place restrictions on when officials can be removed from office cannot apply to APJ, was the appropriate one. SCOTUS heard oral argument in these consolidated cases on March 1, 2021, and issued a decision on June 21, 2021. In that decision, the Supreme Court ruled that the unreviewable authority wielded by APJs during inter partes review is incompatible with the manner of their appointment, and held that the proper remedy is to enable the Director of the USPTO to review and rehear final decisions issued by APJs. On June 28, 2021, following its decision in Arthrex, the Supreme Court granted the United States’ certiorari petition in lancu v. Luoma, No. 20-74, vacated all the USCAFC’s underlying remand orders, and remanded to the USCAFC for further consideration in light of Arthrex. The Supreme Court issued its judgment on July 30, 2021, and the case is now closed.

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

Note 8 — Leases

We lease office space under an operating lease which expires on October 31, 2021. On June 30, 2021, the underlying ROU asset and lease liability totaled $18. On December 31, 2020, the underlying ROU asset and lease liability totaled $44. For the three and six months ended June 30, 2021, lease expense totaled $14 and $28, respectively. For the three and six months ended June 30, 2020, the lease expense totaled $13 and $26, respectively.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On June 30, 2021 and December 31, 2020, the ROU asset totaled $1,098 and $1,248, respectively. For the three and six months ended June 30, 2021, lease expense totaled $75 and $150, respectively. For the three and six months ended June 30, 2020,  lease expense totaled $96 and $193, respectively.

Index

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(3,523)	$(8,040)	$(29,966)	$291,905

Denominator:
Weighted-average basic shares outstanding	71,111	70,915	71,085	70,640
Effect of dilutive securities	—	—	—	1,458
Weighted-average diluted shares	71,111	70,915	71,085	72,098

Basic (loss) earnings per share	$(0.05)	$(0.11)	$(0.42)	$4.13
Diluted (loss) earnings per share	$(0.05)	$(0.11)	$(0.42)	$4.05

We incurred a net loss for the three and six months ended June 30, 2021; therefore, all 6,752,839 potentially dilutive securities representing shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.  We incurred a net loss for the three months ended June 30, 2020; therefore, all 6,211,844 potentially dilutive securities representing shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive. For the six months ended June 30, 2020, potentially dilutive securities representing 1,824,454 shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

On August 2, 2021, we granted 50,000 options under the 2013 Plan to a new employee.

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

New Accounting Pronouncements

In December 2019 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U. S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our financial position, results of operations or cash flows.

Index
Results of Operation

Three and Six Months Ended June 30, 2021
Compared with the Three and Six Months Ended June 30, 2020
(in thousands, except per share amounts)

Revenue

For the three and six months ended June 30, 2021, we recognized revenue of $15 and $20, respectively, and revenues of $18 and $302,594, for the three and six months ended June 30, 2020, respectively. During the six months ended June 30, 2020, we collected a lump sum payment of $454,034 from Apple, Inc. as a result of a favorable court decision relating to a patent infringement case. The payment includes past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. The elements of the payment were recognized in our condensed consolidated statement of operations as follows:

Classification in the Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Licensing costs for the six months ended June 30, 2020, include $90,101 accrued in conjunction with the proceeds received from Apple, Inc., pursuant to the favorable court decision relating to a patent infringement case. Accrued licensing costs of $9,438 were reversed during the six months ended June 30, 2021, as a result of the McKool award (See Note 7 — Litigation).

Research and Development Expenses

Our research and development expenses decreased by $2,654 to $1,149 for the three months ended June 30, 2021, and decreased by $3,407 to $2,301 for the six months ended June 30, 2021. Our research and development expenses were $3,803 and $5,708 for the three and six months ended June 30, 2020, respectively. This change in 2021 was primarily due to a decrease in employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $3,693 to $3,008 and increased by $10,874 to $44,951 for the three and six months ended June 30, 2021, from $6,701 and $34,077 for the three and six months ended June 30, 2020, respectively. The increase is primarily due to $38,284 disputed legal fees accrued to McKool (See Note — 7 Litigation), offset by a $22,656 decrease in other attorney fees.

Gain on Settlement

For the six months ended June 30, 2020, we recorded a gain of $41,271 pursuant to the favorable court ruling in the case regarding Apple, Inc. discussed above.

Interest and other income, net

For the six months ended June 30, 2020, we recognized interest income of $108,221 pursuant to the favorable ruling against Apple, Inc. discussed above.

Liquidity and Capital Resources

As of June 30, 2021, our cash and cash equivalents totaled approximately $153,632 and our short-term investments totaled approximately $21,908, compared to cash and cash equivalents of approximately $192,908 and short-term investments of approximately $28,348 at December 31, 2020, respectively. Working capital was $178,139 at June 30, 2021, and $214,076 at December 31, 2020. The decrease in cash and investments during the six months ended June 30, 2021 was primarily attributed to operating expenses.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2021, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

We use the ATM proceeds for GABRIEL product development, marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses, and acquisitions of complementary products, technologies, or businesses. As of June 30, 2021, common stock with an aggregate value of up to $21,964 remained available for offer and sale under the ATM agreement.

We sold no shares under the ATM during 2021. During the six months ended June 30, 2020, we sold 1,049,382 shares under the ATM. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139.

Income Taxes

For the three months ended June 30, 2021, we recognized income tax benefit of $609 on loss before income taxes of $4,132, which is an effective tax rate of 14.78%; the effective tax rate was favorably impacted by the net operating loss (“NOL”). For the six months ended June 30, 2021, we recognized income tax benefit of $7,802 on loss before income taxes of $37,768 which is an effective tax rate of 20.66%; the effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits.

For the three and six months ended June 30, 2020, we had an income tax benefit of $2,430 and an income tax expense of $30,329, respectively.

As of June 30, 2020, we had deferred tax assets of $8,536. As of June 30, 2021, we had net deferred tax assets of $16,854 after applying a partial valuation allowance.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of June 30, 2021.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2021.

The purpose of this evaluation was to determine whether as of June 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Vice President of Finance have concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 outbreak on our internal controls to minimize the impact on their design and operating effectiveness.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS – (See Note 7 — Litigation in the “Notes to Condensed Consolidated Financial Statements”)

ITEM 1A — RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks and uncertainties described below in addition to the other information set forth in this Quarterly Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making any investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

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

We believe our patents are valid, enforceable, and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business. Similar challenges could also prevent us from obtaining additional patents in the future. Additionally, several of our patents are currently, and other patents may in the future be, subject to United States Patent and Trademark Office (“USPTO”) post-grant inter partes review proceedings (“IPR”) which may result in all, or part of these patents being invalidated, or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs may result in losses, exhaustion of financial resources, reduction in our ability to enforce our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in enforcing our intellectual property rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

If we experience security breaches or incidents, we could be exposed to liability and our reputation and business could suffer.

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, if any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, computer viruses, attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. The COVID-19 pandemic is increasing vulnerability to cyber-attacks, as more individuals and companies work online, which increases these risks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise of the information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and current or potential customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. Additionally, California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, which becomes effective on January 1, 2023, and in June 2021, Colorado enacted the Colorado Privacy Act, which takes effect July 1, 2023. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Use of the Internet has over-burdened existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service. As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP-telephony traffic that crosses over their traditional telephone networks. If the relief sought in these petitions is granted, the costs of communicating via online could increase substantially, potentially adversely affecting the growth in the use of online secure communications. Any of these developments could have an adverse effect on our business.

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

Index
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

The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses, and income. Estimates, judgments, and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses, and income. Any such changes could have a material adverse effect on our business, financial condition, and operating results.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, recently, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations and impose a global minimum tax. In addition, many countries, including the United States, and organizations, such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

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

In December 2019, a novel coronavirus, COVID-19 was reported in China and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and other third parties with whom we interact. We are requiring all employees to work remotely and have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees and consultants travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic may disrupt the operations of our customers, partners, suppliers, and other third-party providers for an indefinite period of time, including as a result of travel restrictions, adverse effects on budget planning processes, and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. More generally, despite continued actions taken by governments and businesses to attempt to contain and treat the disease, including the distribution and administration of effective vaccines, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect our business.

Index
Risks Related to Our Common Stock

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2020, and June 30, 2021, the reported last adjusted closing price on the NYSE American LLC, and now NYSE, for our common stock ranged between $3.96 and $8.17 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA”. While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short selling market manipulation could cause our stock trading price to decline, to become more volatile, or both.

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

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, global pandemics (such as the COVID-19 pandemic), interest rate changes the stability of the EU(including, but not limited to, effects from the exit of the United Kingdom or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

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

The exercise of our outstanding vested stock options, warrants and RSUs would dilute the ownership interests of our existing stockholders. As of June 30, 2021, we had outstanding options, warrants and RSUs to purchase an aggregate of 6,752,839 shares of common stock representing approximately 9% of our total shares outstanding of which 4,512,261 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. While we had net income of $280.4 million for the year ended December 31, 2020, we had net losses of $19.2 million for the year ended December 31, 2019, and $30.0 million for the six months ended June 30, 2021. As of June 30, 2021, we had accumulated deficits of $38.0 million. The following include some of the factors that may cause our operating results to fluctuate:

•	The outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof;

•	The impact of the COVID-19 pandemic on our sales cycle and results;

Index
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

As of June 30, 2021, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
ITEM 5 — EXHIBITS

Exhibit Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

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

VIRNETX HOLDING CORPORATION

By:	/s/ Kendall Larsen
	Name	Kendall Larsen

Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jon Weaklend
		Name	Jon Weaklend

Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)
Date: August 6, 2021