Form 10-Q
period 2021-09-30
VirnetX Holding Corp
filed 2021-11-08
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.
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

71,232,856 shares of Registrant’s Common Stock were outstanding as of November 5, 2021.

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
Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:
•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX with over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. This may imply that VirnetX may soon receive over $500 million in cash, however, Apple has appealed to the Federal Circuit with regards to the judgement from the district court and this appeal is awaiting calendaring for oral arguments. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

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

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2021	As of December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$148,042	$192,908
Investments available for sale	24,450	28,348
Accounts receivables	15	8
Prepaid income tax	2,903	2,905
Prepaid expenses and other current assets	324	263
Total current assets	175,734	224,432
Prepaid expenses and other assets	1,037	1,301
Property and equipment, net	19	11
Deferred tax assets	17,749	9,049
Total assets	$194,539	$234,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$247	$654
Accrued payroll and related expenses	319	220
Accrued licensing costs	—	9,438
Other liabilities, current	4	44
Total current liabilities	570	10,356

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at September 30, 2021 and December 31, 2020, Issued and outstanding: 0 shares at September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at September 30, 2021 and December 31, 2020, Issued and outstanding: 71,232,856 shares and 71,058,570 shares, at September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	235,290	232,457
Accumulated deficit	(41,311)	(8,014)
Accumulated other comprehensive loss	(17)	(13)
Total stockholders’ equity	193,969	224,437
Total liabilities and stockholders’ equity	$194,539	$234,793

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$4	$26	$24	$302,620
Operating expense:
Licensing costs	—	—	(9,438)	90,101
Research and development	1,151	1,091	3,452	6,799
Selling, general and administrative	3,089	4,270	48,040	38,347
Total operating expense	4,240	5,361	42,054	135,247
Income (loss) from operations	(4,236)	(5,335)	(42,030)	167,373
Gain	—	—	—	41,271
Interest and other income, net	10	17	36	108,272
Income (loss) before taxes	(4,226)	(5,318)	(41,994)	316,916
Income tax (expense) benefit	895	1,293	8,697	(29,036)
Net income (loss)	$(3,331)	$(4,025)	$(33,297)	$287,880
Basic income (loss) per share	$(0.05)	$(0.06)	$(0.47)	$4.07
Diluted income (loss) per share	$(0.05)	$(0.06)	$(0.47)	$4.02
Weighted average shares outstanding - basic	71,233	71,059	71,135	70,780
Weighted average shares outstanding - diluted	71,233	71,059	71,135	71,663

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$(3,331)	$(4,025)	$(33,297)	$287,880
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(3)	—	(1)	1
Change in foreign currency translation, net of tax	—	—	(3)	1
Total other comprehensive income (loss)	(3)	—	(4)	2
Comprehensive income (loss)	$(3,334)	$(4,025)	$(33,301)	$287,882

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total shareholders’ equity, beginning balances	$196,127	$233,707	$224,437	$5,628

Common stock and additional paid-in capital:
Beginning balances	234,121	230,257	232,464	223,244
Common stock issued for cash, net	—	—	—	4,488
Common stock issued for options/RSUs, net	—	—	(196)	690
Warrants issued for services	—	—	—	104
Stock-based compensation	1,176	1,072	3,029	2,803
Ending balances	235,297	231,329	235,297	231,329

Accumulated deficit (retained earnings):
Beginning balances	(37,980)	3,462	(8,014)	(217,602)
Net (loss) income	(3,331)	(4,025)	(33,297)	287,880
Dividends	—	—	—	(70,841)
Ending balances	(41,311)	(563)	(41,311)	(563)

Accumulated other comprehensive loss:
Beginning balances	(14)	(12)	(13)	(14)
Change in unrealized investment gain/loss, net	(3)	—	(1)	1
Change in foreign currency translation, net	—	—	(3)	1
Ending balances	(17)	(12)	(17)	(12)

Total shareholders’ equity, ending balances	$193,969	$230,754	$193,969	$230,754

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(33,297)	$287,880
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	3	4
Deferred tax assets	(8,700)	(8,754)
Amortization of warrant issuance costs	34	43
Stock-based compensation	3,029	2,803
Changes in assets and liabilities:
Accounts receivables	(7)	(1)
Prepaid expenses and other assets	169	224
Other liabilities	(40)	(180)
Accounts payable	(407)	(763)
Accrued licensing costs	(9,438)	9,438
Accrued payroll and related expenses	99	12
Income tax payable	2	17,414
Net cash (used in) provided by operating activities	(48,553)	308,120
Cash flows from investing activities:
Purchase of property and equipment	(11)	—
Purchase of investments	(18,735)	(22,519)
Proceeds from sale or maturity of investments	22,629	2,838
Net cash provided by (used in) investing activities	3,883	(19,681)
Cash flows from financing activities:
Proceeds from exercise of options	—	1,046
Proceeds from sale of common stock	—	4,488
Dividend paid	—	(70,841)
Payment of payroll taxes on vested restricted stock units	(196)	(356)
Net cash used in financing activities	(196)	(65,663)
Net change in cash and cash equivalents	(44,866)	222,776
Cash and cash equivalents, beginning of period	192,908	3,135
Cash and cash equivalents, end of period	$148,042	$225,911
Cash paid for income taxes	$2	$20,237

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

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 201 total patents and pending applications, including 70 U.S. patents/patent applications and 131 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the Internet and such covers all our technology and other products. Some of our issued U.S. and foreign patents expire at various times during the period from 2021 to 2034.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2021, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2021, our results of operations for the three and nine months ended September 30, 2021 and 2020, and our cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the nine months ended September 30, 2021, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

Fair Value

The carrying amounts of our financial instruments, including cash equivalents, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Index
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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally a vesting term of 4 years. We recognize forfeitures, if any, when they occur. In addition, we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued, as they vest, over the performance period (See Note 5 - Stock-Based Compensation).

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$38,607	$—	$—	$38,607	$38,607	$—
Level 1:
Mutual funds	109,435	—	—	109,435	109,435	—
U.S. agency securities	16,373	1	(2)	16,372	—	16,372
U.S. treasury securities	8,077	2	(1)	8,078	—	8,078
	133,885	3	(3)	133,885	109,435	24,450
Total	$172,492	$3	$(3)	$172,492	$148,042	$24,450

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$121,785	$—	$—	$121,785	$121,785	$—
Level 1:
Mutual funds	70,996	—	—	70,996	70,996	—
U.S. agency securities	13,767	2	—	13,769	127	13,642
U.S. treasury securities	14,707	—	(1)	14,706	—	14,706
	99,470	2	(1)	99,471	71,123	28,348
Total	$221,255	$2	$(1)	$221,256	$192,908	$28,348

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

Note 3 — Income Taxes

For the three months ended September 30, 2021, we recognized income tax benefit of $895 on loss before income taxes of $4,226, which is an effective tax rate of 21.18%. For the nine months ended September 30, 2021, we recognized income tax benefit of $8,697 on loss before income taxes of $41,994 which is an effective tax rate of 20.71%. For the three and nine months ended September 30, 2020, we had an income tax benefit of $1,293 and an income tax expense of $29,036, respectively. The effective tax rate for the three-month period ended September 30, 2021, was favorably impacted by the net operating loss (“NOL”) generated in the quarter.  As of December 31, 2020, we had deferred tax assets of $9,049. As of September 30, 2021, we had net deferred tax assets of $17,749.

Index
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

Internal Revenue Code Section 382 places a limitation on the amount of NOL carryforwards that can be used to offset taxable income after a change in control (generally greater than 50% change in ownership) of a loss corporation. California, the state in which our headquarters was once located, has similar rules. Since we did not have a greater than 50% change of control as defined under the Internal Revenue Code, no limitation applies to our NOLs.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs, and tax credits generated in these years were utilized in 2020. The statute of limitation for these years shall expire three years after the date of filing 2020 income tax returns.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  At December 31, 2020 and September 30, 2021, we have no uncertain tax positions.

Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. As of December 31, 2020 and September 30, 2021, we had no accrued interest or penalties related to the uncertain tax positions.

Note 4 — Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party which expires on October 31, 2023 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $280 and $454 compared to $67 and $157 in fees and reimbursements to the LLC during the three and nine months ended September 30, 2021 and 2020, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

In April 2021, the Board approved an amendment and restatement of the 2013 Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved the Plan Amendment at the 2021 Annual Meeting of the Stockholders held on June 3, 2021. The 2013 Plan generally provides for the granting of shares of our common stock, including stock options and stock purchase rights (“RSUs”). Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. As of September 30, 2021, there were 2,265,712 shares available for grant under the 2013 Plan.

Index
Stock-based compensation expense included in general and administrative expense was $703 and $576, and in research and development expense was $473 and $496, for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense included in general and administrative expense was $1,549 and $1,399, and in research and development expense was $1,480 and $1,404, for the nine months ended September 30, 2021 and 2020, respectively.

During the three months ended September 30, 2021, we granted options for a total of 170,000 shares with a weighted average grant date fair value of $3.10 per option. During the three months ended September 30, 2020, we granted zero options.

During the nine months ended September 30, 2021, we granted options for a total of 949,500 shares with a weighted average grant date fair value of $3.39 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 90 percent volatility, (iii) 1 percent risk free rate and (iv) 6 years expected term. During the nine months ended September 30, 2020, we granted options for a total of 617,500 shares with a weighted average grant date fair value of $4.77 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 94 percent volatility, (iii) 0.65 percent risk free rate and (iv) 6 years expected term.

During the three months ended September 30, 2021 and 2020, we did not grant any RSUs.

During the nine months ended September 30, 2021 and 2020, we granted 236,661 and 218,329 RSUs respectively, with weighted average fair values at the date of grant of $4.61 and $6.89, respectively. RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the nine months ended September 30, 2021 and 2020, we paid $196 and $356 in withholding taxes on shares issued upon conversion of RSUs, respectively. The underlying shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows.

As of September 30, 2021, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $6,249 and $2,491, respectively, which will be amortized over an estimated weighted average period of approximately 2.98 and 2.63 years, respectively.

During the three and nine months ended September 30, 2021, no options were exercised.  During the nine months ended September 30, 2020, we issued 262,031 shares as a result of the exercise of options.

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

We use the ATM proceeds for GABRIEL product development, marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses, and acquisitions of complementary products, technologies, or businesses. This registration statement expired on August 13, 2021.

We sold no shares under the ATM during the three and nine months ended September 30, 2021.

We sold no shares under the ATM during the three months ended September 30, 2020. We sold 1,049,382 shares under the ATM during the nine months ended September 30, 2020, with an average sales price per common share of $4.41 and the aggregate proceeds from the sales totaled $4,627. Sales commissions, fees and other costs associated with the ATM totaled $139.

We issued no shares for options during the three and nine months ended September 30, 2021. We issued zero and 262,031 shares of common stock for options during the three and nine months ended September 30, 2020, respectively.

We issued no shares as a result of vesting RSUs during the three months ended September 30, 2021 or 2020 respectively. We issued 174,285 and 160,393 shares as a result of vesting RSUs during the nine  months ended September 30, 2021 and 2020, respectively.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2020	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable September 30, 2021	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

Note 7 — Litigation

We have several intellectual property infringement lawsuits pending in the United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we had filed a complaint against Apple in United States District Court (“USDC”) in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers; these products were not included in the Apple I case because they were released after the Apple I case was initiated. Post-trial motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty, and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. Apple filed a notice of appeal with the USCAFC in the Apple II case.

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

On February 22, 2021, USCAFC docketed the appeal as Case No. 19-1672.  Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021.  The briefing is complete, and the appeal is awaiting calendaring for oral argument.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USCAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. On December 15, 2020, we filed a motion to vacate the PTAB decisions below and to remand these appeals to the PTAB.  On March 16, 2021, the USCAFC denied the motion without prejudice to us raising the challenges made in the motion in our opening brief.  Our opening brief was filed on June 7, 2021.

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“PTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO.  The USCAFC retained jurisdiction over the appeals in the meantime.  On September 20, 2021, we filed our requests for Director rehearing with the PTO. On October 29, 2021, our requests for Director rehearing were denied.

Index
VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211.  On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO.  The USCAFC retained jurisdiction over the appeals in the meantime.  On October 18, 2021, we filed our requests for Director rehearing with the PTO.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135.  On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO.  The USCAFC retained jurisdiction over the appeals in the meantime.  Our request for Director rehearing with the PTO is due on November 5, 2021.

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

Note 8 — Leases

We lease office space under an operating lease which expired on October 31, 2021. This lease was extended until October 31, 2023. On September 30, 2021, the underlying ROU asset and lease liability totaled $4. On December 31, 2020, the underlying ROU asset and lease liability totaled $44. For the three and nine months ended September 30, 2021, lease expense totaled $14 and $42, respectively. For the three and nine months ended September 30, 2020, the lease expense totaled $14 and $42, respectively.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On September 30, 2021 and December 31, 2020, the ROU asset totaled $1,023 and $1,248, respectively. For the three and nine months ended September 30, 2021, lease expense totaled $75 and $225, respectively. For the three and nine months ended September 30, 2020, lease expense totaled $89 and $282, respectively.

Index
Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(3,331)	$(4,025)	$(33,297)	$287,880

Denominator:
Weighted-average basic shares outstanding	71,233	71,059	71,135	70,780
Effect of dilutive securities	—	—	—	883
Weighted-average diluted shares	71,233	71,059	71,135	71,663

Basic (loss) earnings per share	$(0.05)	$(0.06)	$(0.47)	$4.07
Diluted (loss) earnings per share	$(0.05)	$(0.06)	$(0.47)	$4.02

We incurred a net loss for the three and nine months ended September 30, 2021; therefore, all 6,906,176 potentially dilutive securities representing shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.  We incurred a net loss for the three months ended September 30, 2020; therefore, all 6,211,844 potentially dilutive securities representing shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive. For the nine months ended September 30, 2020, potentially dilutive securities representing 2,814,179 shares of common stock were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

We lease office space under an operating lease which expired on October 31, 2021. This lease was extended until October 31,2023.

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are an Internet security software and technology company with patented technology for various types of secure network communications, including 5G and 4G LTE network security. Our patented Secure Domain Name Registry and GABRIEL Connection Technology™, are the foundation for our GABRIEL Secure Communication Platform™ that protects communications using Zero Trust Network Access (ZTNA). Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 201 total patents and pending applications, including 70 U.S. patents/patent applications and 131 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

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

Index
Results of Operation
Three and Nine Months Ended September 30, 2021
Compared with the Three and Nine Months Ended September 30, 2020
(in thousands, except per share amounts)

Revenue

For the three and nine months ended September 30, 2021, we recognized revenue of $4 and $24, respectively, and revenues of $26 and $302,620, for the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2020, we collected a lump sum payment of $454,034 from Apple, Inc. as a result of a favorable court decision relating to a patent infringement case. The payment includes past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. The elements of the payment were recognized in our condensed consolidated statement of operations as follows:

Classification in the Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2020
Revenue (royalties)	$302,428
Operating expenses: selling, general and administrative (reimbursed litigation costs)	2,114
Other income: gain (willful infringement)	41,271
Other income: interest income (pre and post judgment interest)	108,221
Total cash received	$454,034

Licensing Costs

Licensing costs for the nine months ended September 30, 2020, include $90,101 accrued in conjunction with the proceeds received from Apple, Inc., pursuant to the favorable court decision relating to a patent infringement case. Accrued licensing costs of $9,438 were reversed during the nine months ended September 30, 2021, as a result of the McKool award (See Note 7 — Litigation).

Research and Development Expenses

Our research and development expenses increased by $60 to $1,151 for the three months ended September 30, 2021, and decreased by $3,347 to $3,452 for the nine months ended September 30, 2021. Our research and development expenses were $1,091 and $6,799 for the three and nine months ended September 30, 2020, respectively. The decrease in 2021 was primarily due to lower engineering employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1,181 to $3,089 and increased by $9,693 to $48,040 for the three and nine months ended September 30, 2021, from $4,270 and $38,347 for the three and nine months ended September 30, 2020, respectively. The increase is primarily due to $38,284 disputed legal fees accrued to McKool (See Note — 7 Litigation), offset by a $24,104 decrease in other attorney fees.

Gain on Settlement

For the nine months ended September 30, 2020, we recorded a gain of $41,271 pursuant to the favorable court ruling in the case regarding Apple, Inc. discussed above.

Interest and other income, net

For the nine months ended September 30, 2020, we recognized interest income of $108,272 largely related to the favorable ruling against Apple, Inc. discussed above.

Liquidity and Capital Resources

As of September 30, 2021, our cash and cash equivalents totaled approximately $148,042 and our short-term investments totaled approximately $24,450, compared to cash and cash equivalents of approximately $192,908 and short-term investments of approximately $28,348 at December 31, 2020, respectively. Working capital was $175,164 at September 30, 2021, and $214,076 at December 31, 2020. The decrease in cash and investments during the nine months ended September 30, 2021 was primarily attributed to operating expenses.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2021, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

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

We use the ATM proceeds for GABRIEL product development, marketing, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses, and acquisitions of complementary products, technologies, or businesses. This registration statement expired on August 13, 2021.

We sold no shares under the ATM during 2021. During the nine months ended September 30, 2020, we sold 1,049,382 shares under the ATM. The average sales price per common share was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM totaled $139. This registration expired on August 13, 2021.

Income Taxes

For the three months ended September 30, 2021, we recognized income tax benefit of $895 on loss before income taxes of $4,226, which is an effective tax rate of 21.18%. For the nine months ended September 30, 2021, we recognized income tax benefit of $8,697 on loss before income taxes of $41,994 which is an effective tax rate of 20.71%.

For the three and nine months ended September 30, 2020, we had an income tax benefit of $1,293 and an income tax expense of $29,036, respectively. The effective tax rate for the three-month period ended September 30, 2021, was favorably impacted by the net operating loss generated in the quarter.

As of December 31, 2020, we had deferred tax assets of $9,049. As of September 30, 2021, we had net deferred tax assets of $17,749.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of September 30, 2021.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2021.

The purpose of this evaluation was to determine whether as of September 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may need to raise additional capital, which may not be available to us when needed or may not be available on terms acceptable to us, to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances, including sales under our past and any future shelf registration statements. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those under our past and any future Shelf Registration Statements, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Additionally, we are unable to predict the future success of any future offerings. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales or other financings might occur, could depress the market price of our common stock, and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, we could experience increased future payment obligations and a need to comply with restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax which has agreement from, many countries, and the Organization for Economic Cooperation and Development. Other countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

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

In December 2019, a novel coronavirus, COVID-19 was reported in China and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and other third parties with whom we interact. We are requiring all employees to work remotely and have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees and consultants travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic may disrupt the operations of our customers, partners, suppliers, and other third-party providers for an indefinite period of time, including as a result of travel restrictions, adverse effects on budget planning processes, and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. More generally, despite continued actions taken by governments and businesses to attempt to contain and treat the disease, and related variants, including the distribution and administration of effective vaccines, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect our business.

Index
Risks Related to Our Common Stock

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between October 1, 2020, and September 30, 2021, the reported last adjusted closing price on the NYSE American LLC, and now NYSE, for our common stock ranged between $3.54 and $8.17 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

The exercise of our outstanding vested stock options, warrants and RSUs would dilute the ownership interests of our existing stockholders. As of September 30, 2021, we had outstanding options, warrants and RSUs to purchase an aggregate of 6,906,176 shares of common stock representing approximately 9.7% of our total shares outstanding of which 4,766,240 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

The market price of our common stock may decline because our operating results may not be consistent and may be difficult to predict.

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. While we had net income of $280.4 million for the year ended December 31, 2020, we had net losses of $19.2 million for the year ended December 31, 2019, and $33.3 million for the nine months ended September 30, 2021. As of September 30, 2021, we had accumulated deficits of $41.3 million. The following include some of the factors that may cause our operating results to fluctuate:

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

As of September 30, 2021, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
ITEM 5 — EXHIBITS

Exhibit Number	Description

10.1*	Hire Letter, by and between Katherine Allanson and the Company, dated as of September 1, 2021
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Indicates management contract or compensatory plan.
**
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

VIRNETX HOLDING CORPORATION

By:	/s/ Kendall Larsen
	Name	Kendall Larsen

Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Katherine Allanson
		Name	Katherine Allanson

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2021