Form 10-K
period 2021-12-31
VirnetX Holding Corp
filed 2022-03-16
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, was $268,027,097 based upon the closing price of the common shares of the registrant on June 30, 2021. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

71,232,856 shares of the registrant’s Common Stock were outstanding as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021 relating to the registrant’s 2022 Annual Meeting of Stockholders.

Index

Index
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part, and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. This may imply that VirnetX may soon receive over $500 million in cash, however, Apple has appealed to the Federal Circuit with regards to the judgement from the district court and this appeal is awaiting calendaring for oral arguments. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

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

The Company

We are an Internet security software and technology company with patented technology for various types of secure network communications, including 5G and 4G LTE network security. Our patented Secure Domain Names and GABRIEL Connection Technology™, are the foundation for our new VirnetX One platform that protects communications using Zero Trust Network Access (“ZTNA”). Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. On March 1, 2022, we launched War Room™ software, the first product on our next-generation, VirnetX One platform. This new platform builds upon our patented Secure Domain Names and GABRIEL Connection Technology™ to further enhance the security and efficiency of our patented secure communication links. Our VirnetX One platform is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks.

Our new War Room™ software product provides an industry leading, safe, and secure video conferencing meeting environment where sensitive communications and data is invisible to those not authorized to view it. War Room™ validates permissions of all the users, and devices requesting access to any secure meeting room prior to granting access. We believe our War Room™ will be an attractive solution for government agencies as well as all professional sectors such as legal, financial, and medical where limiting access to confidential data is a critical requirement.

Our GABRIEL Collaboration Suite™ is a set of communication applications and tools that use our GABRIEL Secure Communication Platform™. It enables seamless and secure cross platform communications between devices that are enrolled in our “VIRNETX SECURED” network and have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux, and Mac OS X platforms, at https://virnetx.com.

We have an ongoing licensing program under which we offer licenses to a portion of our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to original equipment manufacturer (“OEM”) customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit (“SDK”) to assist with rapid integration of these techniques into existing software implementations. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

We expect to continue to launch new and enhanced security platforms, software products, and services based on our GABRIEL Connection Technology™. We will provide updates to new and existing customers as they are released to the public. Many small and medium businesses have installed our software products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

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

Index
The shift to remote work and expansion of the enterprise network perimeter has driven the growth of ZTNA solutions. The Zero Trust concept treats all networks like the Internet, where all users and devices are untrusted by default. Their location within the network is not a factor for deciding trust. Each user and device on the network require authentication and authorization, based on policy, prior to accessing any applications or resources on the network. ZTNA facilitates security around remote work, because Zero Trust policies enable granular access control, end-to-end encryption of network communications and remove application visibility from the public Internet which reduces the potential attack surface. Based on our estimates, using publicly available market data, we believe that the Zero Trust security market size is projected to grow from $15.6 billion in 2019 to $38.6 billion by 2024, at a Compound Annual Growth Rate (CAGR) of 19.9% during the forecast period. We believe Zero Trust represents a growing market and an ideal fit for our technology and products.

With large portions of the global population now living under some form of lockdown, the global coronavirus COVID-19 pandemic has forced many organizations to shift their business processes – and their employees are having to embrace a work-from-home culture on a scale never before attempted. Remote work has accelerated the adoption of video conferencing and meeting applications across all industries making it an essential tool to connect with remote customers, workforces, and employees to prevent direct contact. Based on our estimates, using publicly available market data, we believe that the worldwide video conferencing market size is projected to grow from $14 billion in 2019 to $35 billion by 2026, at a CAGR of 16.5% during the forecast period. This rapid adoption, learning curve and demand to continue working remotely has created significant security concerns and breaches for enterprises. Our market research has focused on security conscious verticals such as healthcare, banking, legal and government where security breaches can significantly impact outcomes. In many cases, these enterprises adopted industry standard video conferencing tools and are now looking at more secure alternative solutions. Enterprises want video conferencing solutions that protect their information and allow them greater security control and visibility, while continuing to be reliable, easy to use and cost effective. Enterprises in these verticals are also looking for video conferencing solutions that integrate into their existing workflows and better align with specific use cases instead of forcing them to adapt to more one size fits all solutions on the market. We believe our War Room™ represents a starting point to offer secure video conferencing tools built on a Zero Trust architecture.

Cloud computing growth has rapidly expanded as enterprises continue to move applications and services to the cloud. The cloud offers scalability, operations and development efficiency and remote access benefits for their workforce. Based on our estimates, using publicly available market data, we believe that the global cloud computing market size is expected to grow from approximately $293 billion in 2020 to over $810 billion by 2026, at a CAGR of 18.5% during the forecast period. The cloud technology adoption is expected to increase quite significantly in industries where the work-from-home initiative is helping to sustain enterprise business functions. However, shifting critical data to the cloud has resulted in security concerns and the need for enterprises to control access and gain visibility into how information is being used, who is accessing it and where it is going. We believe our scalable technology allows enterprises to secure applications and services regardless of whether hosting is on-premise or in the cloud.

As billions of connected Internet of Things (“IoT”) devices come online in support of enterprise operations, products, and industrial controls they will need to be secured and integrated into the enterprise. Facilitated by advancements in 4G/Advanced LTE and high-speed 5G networks, IoT devices will be able to operate from any network, transmit higher volumes of data including video streaming and sensor data collection and require real-time decisions based on that data. Without next generation security, these IoT devices represent a large attack surface that manages and control critical enterprise infrastructure. These IoT devices can operate from anywhere, will need to be secured with the same level of network security and ZTNA solutions enterprises are already deploying for their remote workforce. We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 5G and 4G/LTE Advanced wireless networks and IoT communications in areas including Smart City, Connected Car and Connected Home. Based on our estimates, using publicly available market data, we believe that the size of the global Industrial IoT market is projected to grow from $83.6 billion in 2020 to approximately $254 billion by 2027 at a CAGR of 20.35% during the forecasted period with a growing investment in securing the infrastructure around these devices.

Our Approach & Strategy

We believe that our VirnetX One platform and software products, including War Room, are positioned to help enterprises adapt to the rapidly evolving threat landscape in the work environments and the growing need to secure communications regardless of a user’s location, network, or device using our GABRIEL Connection Technology™.

VirnetX One platform delivers ZTNA allowing enterprises to secure their information, control access and gain visibility into how information is being used, who is accessing it and where it is going. Our patented technology allows enterprises to license our technology for integration into their products and services, easily deploy our technology through our VirnetX One family of products for endpoint security or securing their communications with our VirnetX One Mobile and Desktop applications.

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our GABRIEL Connection Technology™ as the industry standard security platform. Key elements of our strategy are to:

•	Actively recruit partners in various vertical markets, including healthcare, finance, legal, government to help us rapidly expand our enterprise customer base.

Index
•	Continue to grow our technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™.

•	Promote our, next-generation, VirnetX One platform as a solution for delivering ZTNA.

•
Grow registration of VirnetX Secure Domain Names as the network segmentation component of our ZTNA solution. Establish VirnetX as the exclusive, universal registry of secure domain names and enable our customers to act as registrars for their users and broker secure communication between devices.

•
Promote War RoomTM video conferencing product in the general market for sale to end-user enterprises, directly and with partners, with targeted promotions and other marketing programs to assist remote workers and offer an industry leading secure meeting solution.

•	Grow our VirnetX One family of product offering to secure enterprise applications, services, and infrastructure.

Our patent portfolio serves as the foundation of our GABRIEL Connection Technology™, software products, services, and our licensing business. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. It is expected to generate the majority of our future revenue in license fees and royalties.

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•
Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enable users to create a secure communication link by generating secure domain names. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

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

License and Service Offerings

We offer a diversified portfolio of licenses, software and service offerings focused on securing real-time communications over the Internet. We believe software products will allow enterprises to seamlessly integrate ZTNA protection into their networks to secure their applications, services, virtualized resources, and data as it moves into the cloud. Enterprises can quickly deploy VirnetX One software products to protect legacy applications, secure new cloud-based services and remove application visibility from the public Internet. Enterprises can move towards more granular network access control to protect their network at the edge and away from legacy VPN technologies. VirnetX One family of software products enables remote employees to securely interact with on-premise and cloud-based applications, regardless of their location. Enterprises can use VirnetX One platform to secure open-source applications powering communications, data and analytics, infrastructure, and business services with a focus on making those applications easier to secure, access and manage.

We believe our software products and technologies provide the foundation for securing real-time communications and collaboration applications for the enterprise remote workforce. We are exploring creating a marketplace of applications secured by our VirnetX One platform. This approach will allow us to offer a portfolio of certified applications that can be deployed by the enterprise customers in their business networks with confidence in keeping their confidential data and communications secure. This marketplace strategy will allow us to offer more flexible licensing options to solve specific customer use-cases, align with partner product offerings and create upsell opportunities for our products.

Index
Customers

Our software products are available for download and free trial, for Android, iOS, Windows, Linux, and Mac OS X platforms, at http://www.virnetx.com/. We continue to enhance our products and add new functionality to our products. Small and medium businesses have installed our software products in their corporate networks. We continue to expand our customer base with targeted promotions and direct sales initiatives.

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

We are seeking further licensing of our technology, to developers and original equipment manufacturers, or OEMs, of chips, servers, Desktop, mobile devices such as smart phones, tablets, laptops, net books, and other devices, within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets including 5G and 4G/LTE. We have published our royalty rates and guidelines on our website. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Marketing and Sales

We employ a leveraged, partner-oriented, marketing strategy for our technology licenses and software product offerings. We successfully signed a number of Resellers & Managed Service Provider Agreements in various market segments, including, healthcare, finance, legal, government, etc., to assist us in selling our software products to their customers. A list of our partners can be found on our website at https://virnetx.com/partners. We plan to continue working on a number of sales and marketing promotions, in the U.S. and Japan, to recruit more resellers and partners along with direct sales programs as we seek to extend out our customer base internationally.

We plan to directly market our software products, domain name registry services to our service provider and system integrator customers. We market our software products directly to small and medium businesses using online marketing programs and tools.

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

In 2021, we added a Chief Operating Officer to our Japanese team to further our technology licensing efforts in Japan. We have signed a non-exclusive Distribution and Service Agreement with IP Dream, a Japanese based strategic technology developer and service provider, to sell our software products as well as VirnetX’s Secure Domain Name technology to its clients in Japan and greater Asia. Jointly with IP Dream, we are currently pursuing several OEM opportunities with some of the largest services providers in Japan. Along with our efforts with IP Dream, we continue to explore alternative strategies to pursue opportunities to work with other third parties in Japan, and elsewhere, using an approach that will seek to capitalize on these opportunities in part by placing more emphasis on the use of our own employees.

We intend to continue to license our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology and software products, to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, Desktop, mobile devices such as smart phones, tablets, laptops, net books, and other devices, within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets including 5G and 4G/LTE. We have published our royalty rates and guidelines on our website at https://virnetx.com/licensing. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our portfolio includes many patents that describe unique systems and methods for securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our U.S. patents is available on our website located at http://www.virnetx.com. Each patent is publicly accessible on U.S. Patent and Trademark Office website at http://www.uspto.gov. Some of our issued U.S. and foreign patents expire at various times during the period from 2022 to 2034.

Index
Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate future filings, the information set forth on the United States Patent and Trademark Office (the “USPTO”) website, shall not be deemed to be a part of or incorporated by reference into any such filings. We do not warrant the accuracy, or completeness or adequacy of the USPTO website, and expressly disclaims liability for errors or omissions on such website.

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

Key terms of these agreements are as follows:

•
Patent Assignment. Leidos, unconditionally and irrevocably conveyed, transferred, assigned, and quitclaimed all its right, title, and interest in and to the patents and patent applications, as specifically set forth in the assignment document recorded with the U.S. Patent Office, including, without limitation, the right to sue for past infringement.

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

Employees and Human Capital

As of December 31, 2021, we had 24 full and part time employees, most of whom work remotely from our corporate offices. We have had a work-from-home workforce since our inception. The emphasis of our employees is on our technology research and product development with 14 employees focused on this effort. Our team has been working on enhancing our products and adding new functionality along with successfully filing several new patent applications in 2021.  We also continue building our sales and marketing teams to expand our product-lines and customer base. In 2021, we added a Chief Operating Officer to our team in Japan who will be focused on growing our market and products in that region.

In addition to our regular employees, we also engage with consultants on a regular basis. These consultants can be involved in our product development, customer relations, legal, and/or regulatory compliance and reporting. We have experienced low employee turnover rates over the years with both employees and consultants participating in our equity incentive plan.

Index
Available Information

We file or furnish various reports, such as registration statements, periodic and current reports, proxy statements and other materials with the SEC. Our website address is http://www.virnetx.com. You may obtain, free of charge on our website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post is intended for reference purposes only; none of the information posted on our website is part of this report or incorporated by reference herein.

The SEC also maintains website at http://www.sec.gov that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. You should carefully consider the risks and uncertainties described below in addition to the other information set forth in this Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making any investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of these risk factors occur, you could lose substantial value or your entire investment in our shares.

Summary Risk Factors

An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment. You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below.

•	We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

•	We may not be able to capitalize on market opportunities related to our licensing strategy or our patent portfolio.

•	If we are not able to adequately protect our patent rights, our business would be negatively impacted.

•
Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law, and consumer preferences to which we may not be able to adapt successfully.

•
Our exposure to outside influences beyond our control, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our licensing and enforcement activities and results of operations.

•	New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

•
Privacy and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

•	If we are unable to expand our revenue sources or establish, sustain, grow, or replace relationships with a diversified customer base, our revenues may be limited.

•	We have limited technical resources and are at an early stage in commercialization of our software products.

•	Our international expansion will subject us to additional costs and risks, and our plans may not be successful.

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

A large part of our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues may depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive minimal revenue from licensing activities, and royalties, and we cannot assure you that we will successfully capitalize on our market opportunities or that our current business strategy will succeed.

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

Factors that may affect our ability to execute our current business strategy include, but are not limited to, the following:

•	Third parties may challenge the validity of our patents;

•	The pendency of our various litigations may cause potential licensees not to do business with us;

•	Our patents may expire before we can make our business strategy successful;

•
We face, and we expect to continue to face, intense competition from new and established competitors who may have superior products and services or better marketing, financial or other capacities than we do; and

•	It is possible that one or more of our potential customers or licensees develops or otherwise sources products or technologies similar to, competitive with or superior to ours.

If we are not able to adequately protect our patent rights, our business would be negatively impacted.

We believe our patents are valid, enforceable, and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents and such claims could give rise to material cost for defense or settlement or both, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our revenues related to such patents, or otherwise materially and adversely affect our business. Similar challenges could also prevent us from obtaining additional patents in the future. Additionally, several of our patents are currently, and other patents may in the future be, subject to USPTO post-grant inter partes review proceedings (“IPR”) which may result in all, or part of these patents being invalidated, or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs may result in losses, exhaustion of financial resources, reduction in our ability to enforce our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in enforcing our intellectual property rights, our patents may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents  and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

The current regulatory environment for our products and services remains unclear. We can give no assurance that our planned product offerings will be in compliance with laws and regulations of local, state, United States federal or foreign authorities. Further, we can give no assurance that we will not unintentionally violate such laws or regulations or that such laws or regulations will not be modified, or that new laws or regulations will be enacted in the future which would cause us to be in violation of such laws or regulations. For example, Voice-Over-Internet Protocol (“VoIP”) services are not currently subject to all the same regulations that apply to traditional telephony, but it is possible that similar regulations may be applied to VoIP in the future and that these could result in substantial costs to us which could adversely affect the marketability of our products and planned products related to VoIP. For further example, the use of the Internet and private Internet Protocol (“IP”) networks for communication is largely unregulated within the United States, but may become regulated in the future; additionally, several foreign governments have enacted measures that could restrict or prohibit voice communications services over the Internet or private IP networks.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•
New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance,  the United States Supreme Court has modified some tests used by the USPTO in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, in 2012 the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents;

•	More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO;

•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer; and

•	As patent enforcement becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. Additionally, California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data which began on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, which becomes effective on January 1, 2023, and in June 2021, Colorado enacted the Colorado Privacy Act, which takes effect July 1, 2023. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our patent rights and our product and service capabilities;

•	The impact of the COVID-19 pandemic on our potential customers and their business operations, including their budgetary constraints and resources devoted to adopting new products.

•	Our customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	Our customers’ budgetary constraints;

•	The timing of our customers’ budget cycles;

•	Delays caused by customers’ internal review processes; and

•	Long sales cycles that may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

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

We currently generate revenue from a limited number of customers that have entered settlement and license agreements. Our software products and services currently generating limited revenue, and it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static.

We have limited technical resources and are at an early stage in commercialization of our VirnetX One platform and software products.

Part of our business includes the internal development of commercial products we seek to monetize. This aspect of our business may require significant capital, time and resources and we cannot guarantee that it will be successful or meet our expectations. As such, we have a small technical team, which may limit our ability to rapidly adapt our product to customer requirements or add new product features to maintain our competitive edge and drive adoption. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our software products and services, we may not be able to effectively:

•	Generate revenues or profit from product sales;

•	Drive adoption of our products;

•	Attract and retain customers for our products;

Index
•	Provide appropriate levels of customer training and support for our products;

•	Implement an effective marketing strategy to promote awareness of our products;

•	Focus our research and development efforts in areas that generate returns on our efforts;

•	Anticipate and adapt to changes in our market; or

•	Protect our products from any system failures or other breaches.

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

Our business will depend upon, among other things, the capacity, reliability, security, and unimpeded access of the infrastructure owned by third parties that we will use to deploy our offerings. We have no control over the operation, quality, or maintenance of a significant portion of that infrastructure or whether those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. Also, to the extent that the number of users of networks utilizing our current or future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners, and customers.

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

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish. To the extent, the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures. Our systems and operations will also be vulnerable to damage or interruption from, among other things:

•	Power loss, transmission cable cuts and other telecommunications failures;

•	Damage or interruption caused by fire, earthquake, and other natural disasters;

•	Computer viruses or software defects; and

•	Physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able achieve to the foregoing, our ability to sell our products would be adversely affected, and our reputation with current and potential customers could be harmed. In addition, as we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. Our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products and support services instead of ours in the future.

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

In December 2019, a novel coronavirus, COVID-19 was reported in China and in March 2020, the World Health Organization declared it a pandemic. This contagious disease outbreak and related variants have continued to spread across the globe and impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and other third parties with whom we interact. We continue to require all employees to work remotely and have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees and consultants travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic may disrupt the operations of our customers, partners, suppliers, and other third-party providers for an indefinite period of time, including as a result of travel restrictions, adverse effects on budget planning processes, and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. More generally, despite continued actions taken by governments and businesses to attempt to contain and treat the disease, and related variants, including the distribution and administration of effective vaccines, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect our business.

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

The exercise of our outstanding stock options, warrants, and RSUs and issuance of new shares would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of December 31, 2021, we had outstanding options, warrants and RSUs to purchase an aggregate of 6,931,592 shares of common stock representing approximately 9.7% of our total shares outstanding of which 4,938,709 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of December 31, 2021, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

•
Blank check preferred stock: Our Board of Directors has the authority to establish the rights, preferences, and privileges of our 10,000,000 authorized, but unissued, shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of our common stock in a manner that is materially dilutive to you. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill;” but our Board of Directors has the ability to do so in the future, very rapidly and without stockholder approval.

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

Index
However, notwithstanding the exclusive forum provisions, our amended and restated bylaws explicitly state that they would not preclude the filing of claims brought to enforce any liability or duty created under federal securities laws, including the Securities Act or the Exchange Act.

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

General Risk Factors

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

Index
We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

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

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations, and impose a global minimum tax which has agreement from, many countries, and the Organization for Economic Cooperation and Development. Other countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue   to monitor and assess the impact of any such changes.

Index
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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2021, and December 31, 2021, the reported last adjusted closing price on the NYSE American LLC, and now NYSE, for our common stock ranged between $2.60 and $8.17 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	Developments or lack thereof in any then-outstanding litigation;

•	Quarterly variations in our operating results;

•	Large purchases or sales of common stock or derivative transactions related to our stock;

•	Actual or anticipated announcements of new products or services by us or competitors;

•	General conditions in the markets in which we compete; and

•	General social, political, economic, and financial conditions, including the significant volatility in the global financial markets, and impacts from the COVID-19 pandemic.

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA.” While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short selling market manipulation could cause our stock trading price to decline, to become more volatile, or both.

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to the following:

•	Price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment;

•	Volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	Changes in operating performance and stock market valuations of other companies generally, or those in our industry;

•	Sales of shares of our common stock by us or our stockholders;

Index
•	Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	The financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	Announcements by us or our competitors of new products or services;

•	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	Rumors and market speculation involving us or other companies in our industry;

•	Actual or anticipated changes in our results of operations;

•	Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	Announced or completed acquisitions of businesses or technologies by us or our competitors;

•	New laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	Changes in accounting standards, policies, guidelines, interpretations, or principles;

•	Any significant change in our management; and

•	General economic conditions and slow or negative growth of our markets, including any economic downturn from the COVID-19 pandemic.

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, global pandemics (such as the COVID-19 pandemic), interest rate changes the stability of the EU (including, but not limited to, effects from the exit of the United Kingdom or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

We have broad discretion in how we apply our funds, and we may not use these funds effectively, which could affect our results of operations and cause our stock price to decline.

Our management has broad discretion in the application of our existing cash, cash equivalents and investments and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. Pending their use, we may invest our available funds in a manner that does not produce income or that loses value. The failure by our management to apply our available funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our products.

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had net losses of $39.6 million for the year ended December 31, 2021. We had net income of $280.4 million for the year ended December 31, 2020, we had net losses of $19.2 million for the year ended December 31, 2019. As of December 31, 2021, we had accumulated deficits of $47.6 million. The following include some of the factors that may cause our operating results to fluctuate:

•	The outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof;

•	The impact of the COVID-19 pandemic on our sales cycle and results;

•	The amount and timing of receipt of license fees from potential infringers, licensees, or customers;

•	The rate of adoption of our patented technologies;

•
The number of new license arrangements we may execute, or that may expire, within a particular period and the scope of those licenses, including the number of our patents which are licensed, the extent of prior infringement of our patent rights, royalty rates, timing of payment obligations, expiration date etc.;

•	The success of a licensee in selling products that use our patented technologies; and

•	The amount and timing of expenses related to our patent filings and enforcement proceedings, including litigation, related to our intellectual property rights.

These fluctuations may make our business particularly difficult to manage, adversely affect our business and operating results, make our operating results difficult for investors to predict and, further, cause our results to fall below investor’s expectations and adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in October 2023. We have no other properties and believe that our office facility is suitable and appropriately supports our current business needs.

Item 3.	Legal Proceedings

See Note 12 in the notes to our consolidated financial statements.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE.

Index
Holders of Record

As of March 11, 2022, we had 53 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividend Policy

See Note 8 in the notes to our consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance reflected on this graph is not necessarily indicative of future stock price performance. See the disclosure in part I, Item 1A. “Risk Factors” for more information regarding the risks in investing in our common stock.

The graph below matches VimetX Holding Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 Index and the RDG Technology Composite Index. The graph tracks the performance of a $100 investment in our common clock and in each index (wish the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

	12/16	12/17	12/18	12/19	12/20	12/21

VirnetX Holding Corp	100.00	168.18	109.09	172.73	267.08	137.78
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
RDG Technology Composite	100.00	137.44	141.58	210.04	311.64	400.39

Recent Sales of Unregistered Securities

None.

Index
Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

We are an Internet security software and technology company with patented technology for various types of secure network communications, including 5G and 4G LTE network security. Our patented Secure Domain Names and GABRIEL Connection Technology™, are the foundation for our new VirnetX One platform that protects communications using Zero Trust Network Access (“ZTNA”). Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. On March 1, 2022, we launched War Room™ software, the first product on our next-generation, VirnetX One platform. This new platform builds upon our patented Secure Domain Names and GABRIEL Connection Technology™ to further enhance the security and efficiency of our patented secure communication links. Our VirnetX One platform is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks.

Our new War Room™ software product provides an industry leading, safe, and secure video conferencing meeting environment where sensitive communications and data is invisible to those not authorized to view it. War Room™ validates permissions of all the users, and devices requesting access to any secure meeting room prior to granting access. We believe our War Room™ will be an attractive solution for government agencies as well as all professional sectors such as legal, financial, and medical where limiting access to confidential data is a critical requirement.

Our GABRIEL Collaboration Suite™ is a set of communication applications and tools that use our GABRIEL Secure Communication Platform™. It enables seamless and secure cross platform communications between devices that are enrolled in our “VIRNETX SECURED” network and have our software installed. Our GABRIEL Collaboration Suite™ is available for download and free trial, for Android, iOS, Windows, Linux, and Mac OS X platforms, at https://virnetx.com.

We have an ongoing licensing program under which we offer licenses to a portion of our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to original equipment manufacturer (“OEM”) customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit (“SDK”) to assist with rapid integration of these techniques into existing software implementations. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

We expect to continue to launch new and enhanced security platforms, software products, and services based on our GABRIEL Connection Technology™. We will provide updates to new and existing customers as they are released to the public. Many small and medium businesses have installed our software products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

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

Index
Litigation

We are subject to various legal proceedings, the outcomes of which are inherently uncertain. We record any potential gains related to legal proceedings only after cash is collected. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. See Note 12 in the notes to our consolidated financial statements for more information.

Commitments and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2023. We recognize rent expense on a straight-line basis over the term of the lease.

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. We incurred approximately $791, $324, and $1,790 in rental fees and reimbursements to the LLC in 2021, 2020 and 2019, respectively. We pay for the Company’s business usage of the aircraft and have no right to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The critical accounting policies we employ in the preparation of our consolidated financial statements are those which involve income taxes, fair value of financial instruments and stock-based compensation.

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

A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. We continually assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance if any, as an income tax benefit in our statements of operations.

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

Fair Value

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

Stock-based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally a vesting term of 4 years. We recognize forfeitures, if any, when they occur. In addition, we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued, as they vest, over the performance period. See Note 6 in the notes to our consolidated financial statements for more information.

Results of Operations (all amounts in this section are expressed in thousands)

Revenue

	2021	2020	2019
Revenue	$35	$302,636	$85

Revenue generated in 2021 was $35, compared to $302,636 in 2020 and $85 in 2019. In 2020, we collected a lump sum payment of $454,034 from Apple, Inc., as a result of a favorable court decision relating to a patent infringement case. The one-time payment included past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. See Note 2 in the notes to our consolidated financial statements for more information.

We recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements.

Licensing Costs

	2021	2020	2019
Licensing costs	$(9,083)	$90,101	$—

Included in operating expenses for 2020 was $90,101 in licensing costs we incurred in conjunction with the proceeds received in the case regarding Apple, Inc. discussed above. Accrued licensing costs of $9,083 were reversed in the year ended December 31, 2021, as a result of litigation. See Note 12 in the notes to our consolidated financial statements for more information.

Index
Research and Development Expenses

	2021	2020	2019
Research and Development	$5,557	$8,830	$3,845

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses in 2021 were $5,557 compared to $8,830 in 2020 and $3,845 in 2019. The fluctuation in 2021 compared to 2020 and 2019 was primarily due to changes in engineering staff compensation costs.

Selling, General and Administrative Expenses

	2021	2020	2019
Selling, General and Administrative	$52,715	$45,812	$15,905

Selling, general and administrative expenses include compensation costs for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses in 2021 were $52,715 compared to $45,812 in 2020 and $15,905 in 2019. The volatility within selling, general and administrative expenses was primarily due to legal fees related to cases involving the defense of our patents. Legal fees were $41,828, $30,699, and $5,898 in 2021, 2020 and 2019, respectively and represented approximately 80% of selling, general and administrative expenses for 2021 compared to 67% for 2020 and 37% for 2019.

Gain on Settlement

In 2020, we recorded a gain of $41,271 pursuant to a favorable court ruling in the case regarding Apple, Inc. discussed above. See Note 2 in the notes to our consolidated financial statements for more information.

Interest and Other Income, net

	2021	2020	2019
Interest and Other Income	$48	$108,288	$92

Interest and other income in 2021 was $48 compared to $108,288 in 2020 and $92 in 2019. During 2020 we received interest of $108,221 pursuant to a favorable court ruling in the case with Apple, Inc. discussed above. See Note 2 in the notes to our consolidated financial statements for more information.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
United States federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(0.19)%	0.17%	1.99%
Valuation allowance	—	(12.22)%	(21.96)%
Stock based compensation	(0.02)%	(0.01)%	—
R&D Credit	0.19%	(0.21)%	1.34%
Other	(1.57)%	0.06%	(0.38)%
Effective income tax rate	19.41%	8.79%	1.99%

The Company’s effective tax rate for both 2020 and 2019 was substantially lower than the statutory Federal income tax rate primarily due to the change in valuation allowance.

Liquidity and Capital Resources

As of December 31, 2021, our cash and cash equivalents totaled $142,018 and our short-term investments totaled $27,254 compared to $192,908 and $28,348, respectively, as of December 31, 2020.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2021, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry and product sales in the United States and other markets around the world.

Universal Shelf Registration and ATM Offering

On July 30, 2018 we filed a $100,000 universal shelf registration statement on Form S-3 which was declared effective by the SEC on August 16, 2018. We also entered an at-the-market equity offering sales agreement (“ATM”) with Cowen & Company, LLC on August 31, 2018, under which we were able to sell shares of our common stock having an aggregate value of up to $50,000.

Index
We used the ATM proceeds for development, marketing of our software products and services, and general corporate purposes, such as working capital, capital expenditures, other corporate expenses and potential acquisitions of complementary products, technologies, or businesses. As of August 16, 2021, the universal shelf registration had expired.

We sold zero shares of common stock under the ATM program during 2021. In 2020, we sold 1,049,382 shares of common stock under the ATM program. The average sales price per common share sold during 2020 was $4.41, and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $139 for 2020. In 2019, we sold 1,860,483 shares under the ATM. The average sales price per common share during 2019 was $5.84, and the aggregate proceeds from the sales totaled $10,866 during the period. Sales commissions, fees and other costs associated with the ATM totaled $327 for 2019.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our investments as they will be maturing in fifteen months or less.

Index

Item 8.	Financial Statements and Supplementary Data

Set forth below, are the audited consolidated financial statements for our company accompanied by all reports thereon of Farber Hass Hurley LLP (PCAOB No. 223)

FINANCIAL STATEMENTS

Financial Statements Index

Page

Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2021 and December 31, 2020	32
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020 and, December 31, 2019	33
Consolidated Statements of Comprehensive (Loss) Income of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020, and December 31, 2019	33
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020 and, December 31, 2019	34
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020, and December 31, 2019	35
Notes to Consolidated Financial Statements of VirnetX Holding Corporation	36

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of VirnetX Holding Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2022, expressed an unqualified opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Index
Deferred Taxes

Description of the Matter
As discussed in Notes 2 and 10 to the financial statements, the Company recorded a deferred tax asset, net of a valuation allowance as of December 31, 2021. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable income and application of relevant income tax law.

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

Audit Procedures
Our principal audit procedures related to the Company’s deferred taxes included the following:

-          We evaluated management’s assessment of the realizability of deferred tax assets on a jurisdictional basis. This included evaluating estimates of future taxable income, evaluating management’s application of income tax law, and testing the completeness and accuracy of underlying data used in management’s assessment.
-          We evaluated management’s estimates of future taxable income which involved evaluating whether the estimates used by management were reasonable considering the current and past performance of the respective entity and whether the estimates were consistent with evidence obtained in other areas of the audit.

/s/ Farber Hass Hurley LLP
We have served as the Company’s auditor since 2008.
Chatsworth, California
March 16, 2022

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$142,018	$192,908
Investments available for sale	27,254	28,348
Accounts receivables	17	8
Prepaid income tax	—	2,905
Prepaid expenses and other current assets	203	263
Total current assets	169,492	224,432
Prepaid expenses and other assets	1,056	1,301
Property and equipment, net	18	11
Deferred tax asset	19,278	9,049
Total assets	$189,844	$234,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$338	$654
Accrued payroll and related expenses	270	220
Accrued licensing costs	355	9,438
Other liabilities, current	58	44
Total current liabilities	1,021	10,356

Other liabilities	46	—
Total liabilities	1,067	10,356
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2021 and December 31, 2020, Issued and outstanding: 0 shares at December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2021 and December 31, 2020, Issued and outstanding: 71,232,856 shares and 71,058,570 shares, at December 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	236,445	232,457
Accumulated deficit	(47,607)	(8,014)
Accumulated other comprehensive loss	(68)	(13)
Total stockholders’ equity	188,777	224,437
Total liabilities and stockholders’ equity	$189,844	$234,793

See accompanying notes to consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue	$35	$302,636	$85
Operating expense:
Licensing costs	(9,083)	90,101	—
Research and development	5,577	8,830	3,845
Selling, general and administrative expenses	52,715	45,812	15,905
Total operating expense	49,209	144,743	19,750
(Loss) income from operations	(49,174)	157,893	(19,665)
Gain on settlement	—	41,271	—
Interest and other income, net	48	108,288	92
(Loss) income before taxes	(49,126)	307,452	(19,573)
Income tax benefit (provision)	9,533	(27,023)	393
Net (loss) income	$(39,593)	$280,429	$(19,180)
Basic (loss) earnings per share	$(0.56)	$3.96	$(0.28)
Diluted (loss) earnings per share	$(0.56)	$3.92	$(0.28)
Weighted average shares outstanding basic	71,159,458	70,850,311	68,564,321
Weighted average shares outstanding diluted	71,159,458	71,615,843	68,564,321

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net (loss) income	$(39,593)	$280,429	$(19,180)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on investments, net	(51)	—	3
Change in foreign currency translation, net	(4)	1	(3)
Total other comprehensive (loss) gain, net of tax	(55)	1	—
Comprehensive (loss) income	$(39,648)	$280,430	$(19,180)

See accompanying notes to consolidated financial statements.

Index

VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Year Ended
	December 31,
	2021	2020	2019
Total shareholders’ equity, beginning balances	$224,437	$5,628	$9,888

Common stock and additional paid-in capital:
Beginning balances	232,464	223,244	208,324
Common stock issued for cash, net	—	4,488	10,539
Common stock issued for options/RSUs, net	(196)	690	670
Warrants issued for services	—	104	—
Stock-based compensation	4,184	3,938	3,711
Ending balances	236,452	232,464	223,244

Accumulated deficit (retained earnings)
Beginning balances	(8,014)	(217,602)	(198,422)
Net (loss) income	(39,593)	280,429	(19,180)
Dividends	—	(70,841)	—
Ending balances	(47,607)	(8,014)	(217,602)

Accumulated other comprehensive loss:
Beginning balances	(13)	(14)	(14)
Change in unrealized investment (loss) gain, net	(51)	—	3
Change in foreign currency translation, net	(4)	1	(3)
Ending balances	(68)	(13)	(14)

Total shareholders’ equity, ending balances	$188,777	$224,437	$5,628

Dividends per share	$—	$1.00	$—

See accompanying notes to consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net (loss) income	$(39,593)	$280,429	$(19,180)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	4	5	7
Stock-based compensation	4,184	3,938	3,711
Amortization of warrants issuance costs	34	69	—
Deferred income taxes	(10,229)	(9,049)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	271	419	374
Accounts payable and accrued liabilities	(316)	(692)	296
Other liabilities	60	(193)	97
Accrued payroll and related expenses	50	(67)	10
Accrued licensing costs	(9,083)	9,438	—
Accounts receivable	(9)	(3)	1
Prepaid income taxes	2,905	(2,905)	(396)
Net cash (used in) provided by operating activities	(51,722)	281,389	(15,080)
Cash flows from investing activities:
Purchase of property and equipment	(11)	—	(14)
Purchase of investments	(26,332)	(33,065)	(5,784)
Proceeds from sale or maturity of investments	27,371	7,112	5,192
Net cash provided by (used in) investing activities	1,028	(25,953)	(606)
Cash flows from financing activities:
Proceeds from exercise of options	—	1,046	816
Proceeds from sale of common stock	—	4,488	10,539
Dividends paid on common stock	—	(70,841)	—
Taxes paid on cashless exercise of restricted stock units	(196)	(356)	(145)
Net cash (used in) provided by financing activities	(196)	(65,663)	11,210
Net (decrease) increase in cash and cash equivalents	(50,890)	189,773	(4,476)
Cash and cash equivalents, beginning of period	192,908	3,135	7,611
Cash and cash equivalents, end of period	$142,018	$192,908	$3,135
Cash paid for income taxes	$2	$38,977	$4

See accompanying notes to consolidated financial statements.

Index

VirnetX Holding Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share, per share and per device amounts)

Note 1 − Formation and Business of the Company

VirnetX Holding Corporation, which we refer to as “we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We derive revenue from selling our software products and licensing our technology, including GABRIEL Connection Technology™, to various original equipment manufacturers (“OEMs”), that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets. During 2020, we had revenues from settlement of a patent infringement dispute whereby we received consideration for past sales of licensee that utilized our technology, where there was no prior patent license agreement.

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security for Cloud services, M2M communications in areas of Smart City, Connected Car and Connected Home. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the Internet and such covers all our technology and other products. Some of our issued U.S. and foreign patents expire at various times during the period from 2021 to 2034.

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

The Company actively monitors and enforces its intellectual property (“IP”) rights, including seeking appropriate compensation from third parties that utilize the Company’s IP without a license. As a result, the Company may, from time to time, receive payments as part of a settlement or compensation for a patent infringement dispute. Proceeds received are allocated to each element identified in the settlement or compensation, based on the fair value of each element. Generally, settlements and compensation may include the following elements: the value of a license or royalty agreement, cost reimbursement, damages, and interest. Elements identified related to licensing and royalty are recognized as revenue. Elements identified as reimbursed costs are generally recorded as a reduction to the reported expenses. Elements identified as damages or interest are generally recorded in other income in the condensed consolidated statement of operations. During the year ended December 31, 2020, the Company collected a lump sum payment of $454,034 from Apple, Inc., because of a favorable court decision relating to a patent infringement case. The court decision identified the following as the basis of the award: $302,428 for past royalties, $41,271 in damages for willful infringement, $108,221 for interest, and $2,114 in reimbursement for court costs and attorney’s fees. Elements of the payment were recognized in the Company’s condensed consolidated statement of operations as follows:

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

Index
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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. In 2021, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally a vesting term of 4 years. We recognize forfeitures, if any, when they occur. In addition, we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued, as they vest, over the performance period (See Note 6 - Stock-Based Compensation).

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

Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2021	2020
Office furniture	$79	$79
Computer equipment	92	81
Total	171	160
Less accumulated depreciation	(153)	(149)
Total property and equipment, net	$18	$11

Depreciation expense for 2021, 2020 and 2019 was $4, $5, and $7 respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2023. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $56, for each of the years 2021, 2020 and 2019. Future minimum rents due under the lease total $56 in 2022 and $46 in 2023 when the lease expires.

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $791, $324, and $1,790 in rental fees and reimbursements to the LLC during the years 2021, 2020 and 2019, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Index
Note 5 − Stock Plan

We have an equity incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which has been approved by our stockholders. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2013 Plan. The 2013 Plan provides for the granting of stock options and restricted stock units purchase rights (“RSUs”) to our employees and consultants. Stock options granted under the 2013 Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSOs”) and stock purchase rights may be granted to our employees and consultants. The 2013 Plan expires in 2023.

In April 2021, the Board approved an amendment and restatement of the 2013 Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved the Plan Amendment at the 2021 Annual Meeting of the Stockholders held on June 3, 2021. The 2013 Plan generally provides for the granting of shares of our common stock, including stock options and RSUs. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. As of December 31, 2021, there were 2,240,296 shares available for grant under the 2013 Plan.

Note 6 − Stock-Based Compensation

The following tables summarize information about stock options and RSUs outstanding at December 31, 2021:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 2.88 - 6.95	5,533,812	6.66	$4.50	4,050,084	5.82	$4.34
$ 14.52 - 35.25	863,625	1.31	$22.95	863,625	1.32	$22.95
	6,397,437	5.94	$6.99	4,913,709	5.03	$7.61

The following tables summarize activity under the Plan for the indicated periods:

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	5,998,837	$7.72	—	$—
Options granted	345,000	6.06	—	—
Options exercised	(663,816)	1.23	—	—
Options cancelled	(50,000)	4.95	—	—
Outstanding at December 31, 2019	5,630,021	$8.49	—	$—
Options granted	747,500	6.07	—	—
Options exercised	(262,031)	3.99	—	—
Options cancelled	(302,969)	5.30	—	—
Outstanding at December 31, 2020	5,812,521	$8.55	—	$—
Options granted	999,500	4.43	—	—
Options exercised	—	—	—	—
Options cancelled	(414,584)	22.54	—	—
Outstanding at December 31, 2021	6,397,437	$6.99	5.94	$6
Options exercisable at December 31, 2021	4,913,709	$7.61	5.03	$6

Index
	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	504,994	$3.83	$—
RSUs granted	229,996	6.06	—
RSUs vested	(207,334)	4.07	—
RSUs cancelled	(29,167)	4.65	—
Outstanding at December 31, 2019	498,489	$4.71	$—
RSUs granted	218,329	6.89	—
RSUs vested	(212,495)	4.63	—
RSUs cancelled	—	—	—
Outstanding at December 31, 2020	504,323	$5.69	$—
RSUs granted	236,661	4.61	—
RSUs vested	(215,165)	5.23	—
RSUs cancelled	(16,664)	5.45	—
Outstanding at December 31, 2021	509,155	$5.38	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2021, which was $2.60 and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. In 2021, no options were exercised. In 2020 and 2019, we received cash proceeds of $1,046 and $816 from stock options exercised, respectively. The total intrinsic value of options exercised was $151 and $2,473 in 2020 and 2019, respectively.

Stock-based compensation expense is included in operating expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Stock options	$3,067	$2,872	$2,756
RSUs	1,117	1,066	955
Total stock-based compensation expense	$4,184	$3,938	$3,711

As of December 31, 2021, there was $5,403 of unrecognized stock-based compensation expense related to unvested stock options and $2,098 of unrecognized stock-based compensation expense related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 2.86 and 2.37 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected stock price volatility	90.58%	93.45%	92.34%
Risk-free interest rate	1.06%	0.63%	2.09%
Expected life term	6.22 years	6.21 years	6.14 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $3.32, $4.62 and $4.63 per share during 2021, 2020 and 2019, respectively.
The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors.

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options and RSUs under our stock plan and warrants. During 2021 and 2019, we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during the years.

Index
The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(39,593)	$280,429	$(19,180)

Basic weighted average number of shares outstanding	71,159	70,850	68,564
Effect of dilutive securities	—	766	—
Diluted weighted average number of shares outstanding	71,159	71,616	68,564

Basic (loss) earnings per share	$(0.56)	$3.96	$(0.28)
Diluted (loss) earnings per share	$(0.56)	$3.92	$(0.28)

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

We use the ATM proceeds for development and marketing of our software product and services, and general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies, or businesses. As of August 16, 2021, the universal shelf registration expired.

We sold zero shares of common stock under the ATM program during 2021. In 2020, we sold 1,049,382 shares of common stock under the ATM program. The average sales price per common share sold during the year ended December 31, 2020 was $4.41 and the aggregate proceeds from the sales totaled $4,627 during the period. Sales commissions, fees and other costs associated with the ATM transactions totaled $139 for 2020. In 2019, we sold 1,860,483 shares under the ATM. The average sales priced during the year ended December 31, 2019 per common share was $5.84 and the aggregate proceeds from the sales totaled $10,866 during the period. Sales commissions, fees and other costs associated with the ATM totaled $327.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2020	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable December 31, 2021	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

In April 2020, 25,000 warrants with an exercise price of $7.00 per share expired.

Note 9 − Employee Benefit Plan

We sponsor a defined contribution 401k plan covering substantially all our employees. Our matching contribution to the plan was approximately $145, $112, and $101 in 2021, 2020 and 2019, respectively.

Index
Note 10 − Income Taxes

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
Federal	$661	$35,122	$—
State	35	950	(393)
Foreign	—	—	—
	696	36,072	(393)
Deferred:
Federal	(10,293)	(8,816)	—
State	64	(233)	—
	(10,229)	(9,049)	—
Total income tax (benefit) provision	$(9,533)	$27,023	$(393)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
United States federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(0.19)%	0.17%	1.99%
Valuation allowance	—	(12.22)%	(21.96)%
Stock based compensation	(0.02)%	(0.01)%	—
R&D Credit	0.19%	(0.21)%	1.34%
Other	(1.57)%	0.06%	(0.38)%
Effective income tax rate	19.41%	8.79%	1.99%

The Company’s effective tax rate for both 2020 and 2019 was significantly lower than the statutory federal income tax rate primarily due to the change of valuation allowance. Due to the income in 2020, our valuation allowance against federal net deferred tax assets was fully released in 2020.

Deferred tax assets (liabilities) consist of the following:

	As of December 31, 2021	As of December 31, 2020
Deferred tax assets:
Reserves and accruals	$58	$48
Research and development credits and other credits	92	13
Net operating loss carry forward	9,519	598
Stock based compensation	9,615	8,998
Other	—	3
Total deferred tax assets	$19,284	$9,660

Valuation allowance	—	(611)
Deferred tax assets after valuation allowance	19,284	9,049

Total deferred tax liability – depreciation	(6)	—

Net deferred tax assets	$19,278	$9,049

In 2021, 2020 and 2019, we had pre-tax losses of $49,126, pre-tax income of $307,452, and pre-tax losses of $19,573, respectively. At December 31, 2021, we had federal and state net operating loss carryforwards of approximately $45,326 and $107,989, respectively. However, none of the state net operating loss carryover is apportioned to a deferred tax asset, because currently we do not have operations in the state where losses accumulated. The state net operating loss carryforward will be expiring beginning in 2029.
A valuation allowance is provided for deferred tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized; management determined no valuation allowance is necessary for 2021.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2021,  we have no uncertain tax positions.

Index
Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits generated in these years were utilized in 2020. The statute of limitation for these years shall expire three years after the date of filing 2020 income tax returns.
Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued for 2021 and 2020.

Note 11 − Fair Value Measurement

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

The following table shows the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our financial assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$35,428	$—	$—	$35,428	$35,428	$—
Level 1:
Mutual funds	106,590	—	—	106,590	106,590	—
U.S. agency securities	16,658	—	(26)	16,632	—	16,632
U.S. treasury securities	10,646	—	(24)	10,622	—	10,622
	133,894	—	(50)	133,844	106,590	27,254
Total	$169,322	$—	$(50)	$169,272	$142,018	$27,254

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$121,785	$—	$—	$121,785	$121,785	$—
Level 1:
Mutual funds	70,996	—	—	70,996	70,996	—
U.S. agency securities	13,767	2	—	13,769	127	13,642
U.S. treasury securities	14,707	—	(1)	14,706	—	14,706
	99,470	2	(1)	99,471	71,123	28,348
Total	$221,255	$2	$(1)	$221,256	$192,908	$28,348

The maturities of our investments generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

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

On February 22, 2021, USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. The briefing is complete, and we are awaiting the court order with the schedule for oral arguments in this matter.

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

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“PTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the PTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. We are awaiting the court order with the schedule for oral arguments in this matter.

Index
VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the PTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On February 15, 2022, the USCAFC directed the PTO to respond to our request. The PTO’s response is due on March 8, 2022.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)
On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes reexamination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing and are awaiting the court order with a schedule for briefings in this matter.

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

Note 13 – Leases

We lease office space under an operating lease which expires on October 31, 2023. At December 31, 2021, the underlying ROU asset and lease liability totaled $98. At December 31, 2020, the underlying ROU asset and lease liability totaled $44. Lease expense totaled $56 in 2021, 2020 and 2019.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and originally expired in 2024. In September 2020, the lease was extended for one year to 2025, due to COVID use-restrictions. No other terms of the original agreement were affected and there was no impact on cash flow. At December 31, 2021 and 2020, the ROU asset totaled $948 and $1,248, respectively; lease expense totaled $300, $356 and $385, during 2021, 2020 and 2019, respectively.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited VirnetX Holding Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2022, expressed an unqualified opinion.

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
March 16, 2022

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2021.

The purpose of this evaluation was to determine whether as of December 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. There were no changes in our internal control over financial reporting during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2021; their report is included elsewhere herein.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Index
 PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated in this report by reference.

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

Securities Authorized for Issuance Under the Equity Compensation Plans

We have an equity incentive plan for employees and others called the VirnetX Holding Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which has been approved by our stockholders. To the extent that any award should expire, become un-exercisable or is otherwise forfeited, the shares subject to such award will again become available for issuance under the 2013 Plan. The 2013 Plan provides for the granting of stock options and restricted stock units purchase rights (“RSUs”) to our employees and consultants. Stock options granted under the 2013 Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may only be granted to our employees (including officers and directors). Nonqualified stock options (“NSOs”) and stock purchase rights may be granted to our employees and consultants. The 2013 Plan expires in 2023. In April 2021, our Board of Directors approved an amendment and restatement of the 2013 Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved the Plan Amendment at the 2021 Annual Meeting of the Stockholders held on June 3, 2021.

As of December 31, 2021, there were 2,240,296 shares available to be granted under the Plan. We had 6,397,437 and 5,812,521 options outstanding as of December 31, 2021 and December 31, 2020, respectively, with an average exercise price of $6.99 and $8.55, respectively. We had 509,155 and 504,323 RSUs outstanding as of December 31, 2021 and December 31, 2020, respectively, with a weighted average grant price of $5.38 and $5.69, respectively.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	6,906,592	$6.88	2,240,296
Equity compensation plans not approved by security holders	—	—
Total	6,906,592	$6.88	2,240,296

On June 3, 2021, the Compensation Committee of our Board of Directors (the “Compensation Committee”) granted 37,500 stock options and 24,999 RSUs to members of our Board of Directors. On June 14, 2021, the Compensation Committee granted 742,000 stock options and 211,662 RSUs to our employees. On August 2, 2021, the Compensation Committee granted 50,000 stock options to an employee. On September 1, 2021, the Compensation Committee granted 120,000 options to an employee. On December 13, 2021, the Compensation Committee granted 50,000 options to an employee.

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

EXHIBIT INDEX

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	Bylaws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
4.3	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.4	Form of Senior Indenture.	S-3	4.2	07/30/2018	333-226413
4.5	Form of Subordinated Indenture.	S-3	4.4	07/30/2018	333-226413
4.6	Description of Capital Stock.	10-K	4.6	03/16/2020	001-33852
10.1	Form of Indemnification Agreement.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan, as amended.	DEF 14A	Appendix A	04/13/2021	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.13**	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.19**	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852

Index
10.20**	Amended and Restated Revenue Sharing Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.1	11/09/2017	001-33852
10.21	Amended and Restated Gabriel License Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.2	11/09/2017	001-33852
10.22	Sales Agreement, dated August 31, 2018, by and between VirnetX Holding Corporation and Cowen and Company, LLC.	8-K	10.1	08/31/2018	001-33852
10.23*	Hire Letter by and between Katherine Allanson and the Company, dated as of September 1, 2021.	10-Q	10.1	11/08/2021	001-33852
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page hereto)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted by the SEC as to certain portions of this exhibit.

***	Portions of this exhibit have been omitted pending a determination by the SEC as to whether these portions should be granted confidential treatment.

†
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VirnetX Holding Corporation under the Securities Act or the Exchange Act, whether before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VirnetX Holding Corporation

By:	/s/ Kendall Larsen
Name: Kendall Larsen
Title: Chief Executive Officer and President

Dated: March 16, 2022

Index
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kendall Larsen as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Capacity	Date

/s/ Kendall Larsen	Director, Chief Executive Officer and President	March 16, 2022
Kendall Larsen	(Principal Executive Officer)

/s/ Katherine Allanson	Chief Financial Officer	March 16, 2022
Katherine Allanson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Short III	Director	March 16, 2022
Robert D. Short III

/s/ Gary Feiner	Director	March 16, 2022
Gary Feiner

/s/ Michael F. Angelo	Director	March 16, 2022
Michael F. Angelo

/s/ Thomas M. O’Brien	Director	March 16, 2022
Thomas M. O’Brien