Form 10-K/A
period 2021-12-31
VirnetX Holding Corp
filed 2022-05-13
CIK 1082324

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2022, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 20, 2022 relating to the registrant’s 2022 Annual Meeting of Stockholders.

Index
EXPLANATORY NOTE

VirnetX Holding Corporation (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this “Amendment” or “Form 10-K/A”) is being filed to restate certain information in the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2021 (the “Affected Period”), contained in the Original Form 10-K (the “Restatement”). This Amendment also amends the Company’s conclusions and disclosures included in Item 9A Controls and Procedures of the Original Form 10-K related to disclosure controls and procedures and internal control over financial reporting.

On May 9, 2022, the Company’s board of directors concluded, after discussion with management, that the consolidated financial statements included in the Original Form 10-K should no longer be relied upon because of an error related to accounting for deferred taxes. The error related to the carrying balance of our deferred tax asset that included the fair value of nonqualified stock options (“NSO”) expensed for book purposes but the tax impact of that expense is deferred for income tax purposes. In connection with accounting for NSOs, the Company expenses the fair value of NSOs granted over the vesting period of the NSOs. For income tax purposes, the tax impact of that expense is deferred as part of our deferred tax asset, until the NSO holder converts the NSO to stock, at which time the deferred tax asset is reduced and tax expense is recognized.  If an NSO is never exercised, and then expires in accordance with the terms of the contract, any amounts included in our deferred tax asset are written off and income tax expense is recognized.

As of December 31, 2021, the Company incorrectly included approximately $3 million in deferred tax assets related to expired NSOs, which should have reduced the income tax benefit when the NSOs expired. The Company has reduced the deferred tax asset in the consolidated balance sheet and the income tax benefit in the consolidated statement of operations by approximately $3 million for the Affected Period; the restatement also resulted in changes to Note 2 – Summary of Significant Accounting Policies, Restatement of Previously Issued Financal Statements, Note 7 – Earnings per share and Note 10 – Income Taxes.

As a result of the restatement, the Company’s management re-evaluated the effectiveness of the Company’s disclosure controls and procedures as well as its internal control over financial reporting for the Affected Period. Management concluded that the Company’s disclosure controls and procedures as well as its internal control over financial reporting were ineffective for the Affected Period due to a material weakness in the effectiveness of a control intended to ensure appropriate accounting for infrequent transactions affecting our deferred taxes. We concluded we had inadequate supervisory review of tax professionals to provide the necessary assurance that transactions affecting our deferred tax calculation, specifically that unexercised NSOs would be monitored for expiration and evaluation of the impact of expired NSOs on the accounting and reporting of deferred tax assets.

The Company’s management, with the oversight of the Audit Committee, has developed a plan to remediate this material weakness.  The description of the material weakness in internal controls identified by management and the Company’s preliminary remediation plans and changes to internal control over financial reporting are included in Item 9A of this Amendment.

This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended:

•	Part I, Item 1A, Risk Factors
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8, Financial Statements and Supplementary Data
•	Part II, Item 9A, Controls and Procedures
•	Part IV, Item 15, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and President and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

Index
INDEX

		Page
	PART I

Item 1A.	Risk Factors	4

	PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 8.	Financial Statements and Supplementary Data	25
Item 9A.	Controls and Procedures	48

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	50

Index
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Amendment, and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include, but are not limited to, statements regarding plans to remediate the material weakness with respect to the Company’s internal control over financial reporting and the impact of these matters on the outlook of the Company and the restatement on the Company’s previously issued financial statements for the Affected Period. In addition:

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

•
We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our  business and operating results.

•	We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition, and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), such as our restatement of our previously issued consolidated financial statements and related material weakness as described in this Report, we may incur additional costs rectifying those or new issues, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On May 9, 2022, our Audit Committee concluded, after discussion with the Company’s management and Farber Hass Hurley LLP, that the previously issued financial statements during the Affected Period (1) should no longer be relied upon due to an overstatement of the Company’s deferred tax asset, as described in this Report, and (2) require restatement. As part of the restatement process, we have identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares and other securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Index
We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the Restatement, we identified material weaknesses in our internal controls over financial reporting. As a result of such material weakness and the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Index
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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had net losses of $42.9 million for the year ended December 31, 2021. We had net income of $280.4 million for the year ended December 31, 2020, we had net losses of $19.2 million for the year ended December 31, 2019. As of December 31, 2021, we had accumulated deficits of $50.9 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
United States federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(0.31)%	0.17%	1.99%
Valuation allowance	—	(12.22)%	(21.96)%
Stock based compensation	(6.68)%	(0.01)%	—
R&D credit	0.19%	(0.21)%	1.34%
Other	(1.57)%	0.06%	(0.38)%
Effective income tax rate	12.63%	8.79%	1.99%

The Company’s effective tax rate was substantially lower than the statutory Federal income tax rate primarily due to the expiration of certain  stock based compensation. The Company’s effective tax rate for both 2020 and 2019 was substantially lower than the statutory Federal income tax rate primarily due to the change in valuation allowance.

Index
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

FINANCIAL STATEMENTS

Financial Statements Index

Page

Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2021 and December 31, 2020	28
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020 and, December 31, 2019	29
Consolidated Statements of Comprehensive (Loss) Income of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020, and December 31, 2019	30
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020 and, December 31, 2019	31
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2021, December 31, 2020, and December 31, 2019	32
Notes to Consolidated Financial Statements of VirnetX Holding Corporation	33

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of VirnetX Holding Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2022, (May 13, 2022 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Revised), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness).

Restatement of 2021 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct misstatements.

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
Chatsworth, California
March 16, 2022 (May 13, 2022 as to the effects of Note 2)

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As restated As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$142,018	$192,908
Investments available for sale	27,254	28,348
Accounts receivables	17	8
Prepaid income tax	—	2,905
Prepaid expenses and other current assets	203	263
Total current assets	169,492	224,432
Prepaid expenses and other assets	1,056	1,301
Property and equipment, net	18	11
Deferred tax asset	15,950	9,049
Total assets	$186,516	$234,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$338	$654
Accrued payroll and related expenses	270	220
Accrued licensing costs	355	9,438
Other liabilities, current	58	44
Total current liabilities	1,021	10,356

Other liabilities	46	—
Total liabilities	1,067	10,356
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2021 and December 31, 2020, Issued and outstanding: 0 shares at December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2021 and December 31, 2020, Issued and outstanding: 71,232,856 shares and 71,058,570 shares, at December 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	236,445	232,457
Accumulated deficit	(50,935)	(8,014)
Accumulated other comprehensive loss	(68)	(13)
Total stockholders’ equity	185,449	224,437
Total liabilities and stockholders’ equity	$186,516	$234,793

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue	$35	$302,636	$85
Operating expense:
Licensing costs	(9,083)	90,101	—
Research and development	5,577	8,830	3,845
Selling, general and administrative expenses	52,715	45,812	15,905
Total operating expense	49,209	144,743	19,750
(Loss) income from operations	(49,174)	157,893	(19,665)
Gain on settlement	—	41,271	—
Interest and other income, net	48	108,288	92
(Loss) income before taxes	(49,126)	307,452	(19,573)
Income tax benefit (provision)	6,205	(27,023)	393
Net (loss) income	$(42,921)	$280,429	$(19,180)
Basic (loss) earnings per share	$(0.60)	$3.96	$(0.28)
Diluted (loss) earnings per share	$(0.60)	$3.92	$(0.28)
Weighted average shares outstanding basic	71,159,458	70,850,311	68,564,321
Weighted average shares outstanding diluted	71,159,458	71,615,843	68,564,321

See accompanying notes to consolidated financial statements.

VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net (loss) income	$(42,921)	$280,429	$(19,180)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on investments, net	(51)	—	3
Change in foreign currency translation, net	(4)	1	(3)
Total other comprehensive (loss) gain, net of tax	(55)	1	—
Comprehensive (loss) income	$(42,976)	$280,430	$(19,180)

See accompanying notes to consolidated financial statements.

Index
VirnetX Holding Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Total shareholders’ equity, beginning balances	$224,437	$5,628	$9,888

Common stock and additional paid-in capital:
Beginning balances	232,464	223,244	208,324
Common stock issued for cash, net	—	4,488	10,539
Common stock issued for options/RSUs, net	(196)	690	670
Warrants issued for services	—	104	—
Stock-based compensation	4,184	3,938	3,711
Ending balances	236,452	232,464	223,244

Accumulated deficit (retained earnings)
Beginning balances	(8,014)	(217,602)	(198,422)
Net (loss) income	(42,921)	280,429	(19,180)
Dividends	—	(70,841)	—
Ending balances	(50,935)	(8,014)	(217,602)

Accumulated other comprehensive loss:
Beginning balances	(13)	(14)	(14)
Change in unrealized investment (loss) gain, net	(51)	—	3
Change in foreign currency translation, net	(4)	1	(3)
Ending balances	(68)	(13)	(14)

Total shareholders’ equity, ending balances	$185,449	$224,437	$5,628

Dividends per share	$—	$1.00	$—

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net (loss) income	$(42,921)	$280,429	$(19,180)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	4	5	7
Stock-based compensation	4,184	3,938	3,711
Amortization of warrants issuance costs	34	69	—
Deferred income taxes	(6,901)	(9,049)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	271	419	374
Accounts payable and accrued liabilities	(316)	(692)	296
Other liabilities	60	(193)	97
Accrued payroll and related expenses	50	(67)	10
Accrued licensing costs	(9,083)	9,438	—
Accounts receivable	(9)	(3)	1
Prepaid income taxes	2,905	(2,905)	(396)
Net cash (used in) provided by operating activities	(51,722)	281,389	(15,080)
Cash flows from investing activities:
Purchase of property and equipment	(11)	—	(14)
Purchase of investments	(26,332)	(33,065)	(5,784)
Proceeds from sale or maturity of investments	27,371	7,112	5,192
Net cash provided by (used in) investing activities	1,028	(25,953)	(606)
Cash flows from financing activities:
Proceeds from exercise of options	—	1,046	816
Proceeds from sale of common stock	—	4,488	10,539
Dividends paid on common stock	—	(70,841)	—
Taxes paid on cashless exercise of restricted stock units	(196)	(356)	(145)
Net cash (used in) provided by financing activities	(196)	(65,663)	11,210
Net (decrease) increase in cash and cash equivalents	(50,890)	189,773	(4,476)
Cash and cash equivalents, beginning of period	192,908	3,135	7,611
Cash and cash equivalents, end of period	$142,018	$192,908	$3,135
Cash paid for income taxes	$2	$38,977	$4

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

Restatement of Previously issued Financial Statements

On March 16, 2022, the Company filed with the SEC the Original Form 10-K, together with all exhibits thereto, which included consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019.  On May 9, 2022, Company management concluded the December 31, 2021 consolidated financial statements included in the Original Form 10-K should no longer be relied upon because of an error related to accounting for deferred taxes. The error was deemed material to the consolidated financial statements for the year ended December 31, 2021 and resulted in a restatement more fully described below.

The error related to the carrying balance of our deferred taxes that included the fair value of nonqualified stock options (“NSO”) expensed for book purposes but the tax impact of that expense is deferred for income tax purposes.  In connection with accounting for NSOs, the Company expenses the fair value of NSOs granted over the vesting period of the NSOs.  For income tax purposes, the tax impact of that expense is deferred as part of our deferred tax asset, until the NSO holder converts the NSO to stock, at which time the deferred tax asset is reduced and income tax expense is recognized.  If an NSO is never exercised, and then expires in accordance with the terms of the contract, any amounts included in our deferred tax asset are written off and income tax expense is recognized.  As of December 31, 2021, the Company incorrectly included $3,328 in deferred tax assets related to expired NSOs as of the end of the Affected Period, which should have reduced our income tax benefit when the NSOs expired.

The Company has restated the consolidated financial statements as of and for the year ended December 31, 2021 from amounts previously reported on the Original Form 10-K to reduce our deferred tax asset in our consolidated balance sheet and our income tax benefit in our consolidated statement of operations by $3,328; the restatement also resulted in changes to Note 2 - Summary of Significant Accounting Policies, Restatement of Previously Issued Financial Statements, Note 7 – Earnings per share and Note 10 – Income Taxes.

The following tables present the impact of the restatement adjustment on the previously issued consolidated financial statements and footnotes as of and for the year ended December 31, 2021:

	As of and for the year ended December 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Consolidated Balance Sheet
Deferred tax asset	$19,278	$(3,328)	$15,950
Total assets	189,844	(3,328)	186,516
Accumulated deficit	(47,607)	(3,328)	(50,935)
Total stockholders’ equity	188,777	(3,328)	185,449
Total liabilities and stockholders’ equity	189,844	(3,328)	186,516

Consolidated Statement of Operations
Income tax benefit	$9,533	$(3,328)	$6,205
Net loss	(39,593)	(3,328)	(42,921)
Basic loss per share	(0.56)	(0.04)	(0.60)
Diluted loss per share	(0.56)	(0.04)	(0.60)

Consolidated Statement of Comprehensive Loss
Net loss	$(39,593)	$(3,328)	$(42,921)
Comprehensive loss	(39,648)	(3,328)	(42,976)

Consolidated Statement of Stockholders’ Equity
Net loss	$(39,593)	$(3,328)	$(42,921)
Ending balance, accumulated deficit	(47,607)	(3,328)	(50,935)
Total liabilities and stockholders’ equity	188,777	(3,328)	185,449

Consolidated Statement of Cash Flows
Net loss	$(39,593)	$(3,328)	$(42,921)
Deferred income taxes	(10,229)	3,328	(6,901)

Note 7 - Earnings per share
Net loss	$(39,593)	$(3,328)	$(42,921)
Basic loss per share	(0.56)	(0.04)	(0.60)
Diluted loss per share	(0.56)	(0.04)	(0.60)

Note 10 - Income Taxes, income tax provision
Deferred income tax benefit, Federal	$(10,293)	$(3,268)	$(7,025)
Deferred income tax benefit, State	64	60	124
Total deferred income tax benefit	(10,229)	(3,208)	(6,901)
Total income tax benefit	(9,533)	3,328	(6,205)

Note 10 - Income Taxes, reconciliation of income tax rate
State taxes, net of federal benefit	(0.19)%	(0.12)%	(0.31)%
Stock based compensation	(0.02)%	(6.66)%	(6.68)%
Effective income tax rate	19.41%	(6.78)%	12.63%

Note 10 - Income Taxes, deferred tax assets
Stock based compensation	$9,615	$(3,328)	$6,287
Total deferred tax assets	19,284	(3,328)	15,956
Deferred tax assets after valuation allowance	19,284	(3,328)	15,956
Net deferred tax assets	19,278	(3,328)	15,950

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

Index
The table below sets forth the basic and diluted loss per share calculations:

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net (loss) income	$(42,921)	$280,429	$(19,180)

Basic weighted average number of shares outstanding	71,159	70,850	68,564
Effect of dilutive securities	—	766	—
Diluted weighted average number of shares outstanding	71,159	71,616	68,564

Basic (loss) earnings per share	$(0.60)	$3.96	$(0.28)
Diluted (loss) earnings per share	$(0.60)	$3.92	$(0.28)

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

Index
Note 10 − Income Taxes

The income tax provision (benefit) is comprised of the following:

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
Federal	$661	$35,122	$—
State	35	950	(393)
Foreign	—	—	—
	696	36,072	(393)
Deferred:
Federal	(7,025)	(8,816)	—
State	124	(233)	—
	(6,901)	(9,049)	—
Total income tax (benefit) provision	$(6,205)	$27,023	$(393)

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	As restated Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
United States federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(0.31)%	0.17%	1.99%
Valuation allowance	—	(12.22)%	(21.96)%
Stock based compensation	(6.68)%	(0.01)%	—
R&D Credit	0.19%	(0.21)%	1.34%
Other	(1.57)%	0.06%	(0.38)%
Effective income tax rate	12.63%	8.79%	1.99%

The Company’s effective tax rate for 2021 was substantially lower than the statutory Federal income tax rate primarily due to stock-based compensation and expiring stock options requiring us to reduce our deferred tax asset. The Company’s effective tax rate for both 2020 and 2019 was significantly lower than the statutory federal income tax rate primarily due to the change of valuation allowance. Due to the income in 2020, our valuation allowance against federal net deferred tax assets was fully released in 2020.

Deferred tax assets (liabilities) consist of the following:

	As restated As of December 31, 2021	As of December 31, 2020
Deferred tax assets:
Reserves and accruals	$58	$48
Research and development credits and other credits	92	13
Net operating loss carry forward	9,519	598
Stock based compensation	6,287	8,998
Other	—	3
Total deferred tax assets	$15,956	$9,660

Valuation allowance	—	(611)
Deferred tax assets after valuation allowance	15,956	9,049

Total deferred tax liability – depreciation	(6)	—

Net deferred tax assets	$15,950	$9,049

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited VirnetX Holding Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO (“COSO Framework”).

In our report dated March 16, 2022, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the criteria established by the COSO Framework. Management has subsequently identified a deficiency in controls related to the effectiveness of supervisory review of tax professionals to provide the necessary assurance that transactions affecting the accounting for infrequent transactions affecting deferred taxes, and has further concluded that the deficiency represented a material weakness as of December 31, 2021. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2021. Accordingly, our present opinion on the effectiveness of December 31, 2021’s internal control over financial reporting as of December 31, 2021, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management identified a material weakness in its internal control over financial reporting related to the effectiveness of its supervisory review of tax professionals to provide the necessary assurance that transactions affecting the accounting for infrequent transactions affecting deferred taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021 and the related notes of the Company. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022, except for the error correction discussed in Note 2, as to which the date is May 13, 2022, which expressed an unqualified opinion on those financial statements.

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

/s/ Farber Hass Hurley LLP

Chatsworth, California
March 16, 2022 (May 13, 2022 as to the effects of the material weakness described in “Management’s Report on Internal Control over Financial Reporting”)

Index
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

At the time of the filing of the Original Form 10-K, our Chief Executive Officer and Chief Financial Officer had concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material responds our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Other than those items noted herein, there were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Index
In Management’s Report on Internal Control over Financial Reporting included in the Original Form 10-K, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2021. Management subsequently concluded that the material weakness existed as of December 31, 2021. As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and in Note 2, of the Notes to Consolidated Financial Statements in Item 8, the Company determined that there had been an overstatement of its deferred tax assets. The error related to the carrying balance of our deferred tax asset that included the fair value of NSOs expensed for book purposes but the impact of that expense is deferred for income tax purposes.  In connection with accounting for NSOs, the Company expenses the fair value of NSOs granted over the vesting period of the NSOs.  For income tax purposes, the tax impact of that expense is deferred as part of our deferred tax asset, until the NSO holder converts the NSO to stock, at which time the deferred tax asset is reduced and tax expense is recognized.  If an NSO is never exercised, and then expires in accordance with the contract, any amounts included in our deferred tax asset are written off and income tax expense is recognized. As of December 31, 2021, the Company incorrectly included $3,328 in deferred tax assets related to expired NSOs, which should have reduced the income tax benefit when the NSOs expired.

In reviewing our controls over accounting for infrequent transactions affecting deferred taxes, management identified a deficiency in the effectiveness of a control intended to ensure appropriate accounting for infrequent transactions affecting our deferred tax assets. As a result, management concluded we had inadequate supervisory review of tax professionals to provide the necessary assurance that transactions affecting our deferred tax calculation, specifically that unexercised NSOs would be monitored for expiration and evaluation of the impact of expired NSOs on the accounting and reporting of deferred tax assets. The control deficiency resulted in a material misstatement of our account balances and as such, our management concluded that the deficiency constitutes a material weakness in our internal control over financial reporting.

As a result, we determined that a material misstatement of the consolidated financial statements had occurred which required a restatement of the 2021 consolidated financial statements included in the Original Form 10-K. Accordingly, management has restated its report on internal control over financial reporting.

The Company acknowledges that its management is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of its internal controls. The Company is committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiencies identified above are remediated as soon as possible. The Company will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively

Farber Hass Hurley LLP has audited our internal control over financial reporting as of December 31, 2021; their report is included elsewhere herein.

Remediation Plan

Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness.  The remediation plan includes implementing specific review procedures, including the involvement of external tax experts in the supervisory review of tax accounting designed to enhance our income tax control, and strengthening our income tax control with technical training.

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

EXHIBIT INDEX

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit No.	Filing Date	File No.
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	Bylaws of the Company.	8-K	3.2	11/01/2007	000-26895
4.1	Form of Warrant Agency Agreement by and between the Company and Corporate Stock Transfer, Inc. as Warrant Agent.	S-1/A	4.1	01/16/2009	333-153645
4.2	Form of Series I Warrant.	8-K	4.1	09/03/2009	001-33852
4.3	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.4	Form of Senior Indenture.	S-3	4.2	07/30/2018	333-226413
4.5	Form of Subordinated Indenture.	S-3	4.4	07/30/2018	333-226413
4.6	Description of Capital Stock.	10-K	4.6	03/16/2020	001-33852
10.1	Form of Indemnification Agreement.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan, as amended.	DEF 14A	Appendix A	04/13/2021	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.8	Voting Agreement among the Company and certain of its stockholders, dated as of December 12, 2007.	10-K	10.11	03/31/2008	001-33852
10.9	Securities Purchase Agreement, dated as of September 2, 2009, by and between the Company and the Purchasers (as defined therein).	8-K	10.1	09/03/2009	001-33852
10.10	Form of Registration Rights Agreement by and between the Company and the Purchasers (as defined therein).	8-K	10.2	09/03/2009	001-33852
10.11	Form of Underwriting Agreement between VirnetX Holding Corporation and Gilford Securities Incorporated.	S-1/A	1.1	01/16/2009	333-153645
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.13**	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.19**	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.20**	Amended and Restated Revenue Sharing Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.1	11/09/2017	001-33852
10.21	Amended and Restated Gabriel License Agreement by and between VirnetX Holding Corporation and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.2	11/09/2017	001-33852
10.22	Sales Agreement, dated August 31, 2018, by and between VirnetX Holding Corporation and Cowen and Company, LLC.	8-K	10.1	08/31/2018	001-33852
10.23*	Hire Letter by and between Katherine Allanson and the Company, dated as of September 1, 2021.	10-Q	10.1	11/08/2021	001-33852
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney.	10-K	24.1	3/16/2022	001-33852
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted by the SEC as to certain portions of this exhibit.

***	Portions of this exhibit have been omitted pending a determination by the SEC as to whether these portions should be granted confidential treatment.

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

Dated: May 13, 2022