Form 10-Q
period 2022-03-31
VirnetX Holding Corp
filed 2022-05-13
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.
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

71,232,856 shares of Registrant’s Common Stock were outstanding as of May 5, 2022.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and the impact of potential and ongoing litigation. Any statement that is not historical in nature is a forward- looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have undertaken activities to commercialize our products and patent portfolio in and outside the United States including the successful launch of War Room™ and VirnetX Matrix™. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future licensing or software revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple II litigation before entering or considering to enter any agreement with us, and that or other factors may prevent significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2022	As of December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$136,408	$142,018
Investments available for sale	28,728	27,254
Accounts receivables	12	17
Prepaid expenses and other current assets	660	203
Total current assets	165,808	169,492
Prepaid expenses and other assets	968	1,056
Property and equipment, net	16	18
Deferred tax assets	17,009	15,950
Total assets	$183,801	$186,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$651	$338
Accrued payroll and related expenses	330	270
Accrued licensing costs	—	355
Income tax liability	3	6
Other liabilities, current	53	52
Total current liabilities	1,037	1,021

Other liabilities	31	46
Total liabilities	1,068	1,067
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 0 shares at March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 71,232,856 shares at March 31, 2022 and December 31, 2021	7	7
Additional paid-in capital	237,223	236,445
Accumulated deficit	(54,255)	(50,935)
Accumulated other comprehensive loss	(242)	(68)
Total stockholders’ equity	182,733	185,449
Total liabilities and stockholders’ equity	$183,801	$186,516

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$5	$5
Operating expense:
Licensing costs	(4)	(9,438)
Research and development	1,227	1,152
Selling, general and administrative	3,185	41,943
Total operating expense	4,408	33,657
Loss from operations	(4,403)	(33,652)
Interest and other income, net	24	16
Loss before taxes	(4,379)	(33,636)
Income tax benefit	1,059	7,193
Net Loss	$(3,320)	$(26,443)
Basic loss per share	$(0.05)	$(0.37)
Diluted loss per share	$(0.05)	$(0.37)
Weighted average shares outstanding - basic	71,233	71,059
Weighted average shares outstanding - diluted	71,233	71,059

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(3,320)	$(26,443)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(171)	5
Change in foreign currency translation, net of tax	(3)	(3)
Total other comprehensive income (loss)	(174)	2
Comprehensive loss	$(3,494)	$(26,441)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Total shareholders’ equity, beginning balances	$185,449	$224,437

Common stock and additional paid-in capital:
Beginning balances	236,452	232,464
Stock-based compensation	778	879
Ending balances	237,230	233,343

Accumulated deficit:
Beginning balances	(50,935)	(8,014)
Net loss	(3,320)	(26,443)
Ending balances	(54,255)	(34,457)

Accumulated other comprehensive loss:
Beginning balances	(68)	(13)
Change in unrealized investment gain (loss), net	(171)	5
Change in foreign currency translation, net	(3)	(3)
Ending balances	(242)	(11)

Total shareholders’ equity, ending balances	$182,733	$198,875

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,320)	$(26,443)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	2	1
Deferred tax assets	(1,059)	(7,196)
Amortization of warrant issuance costs	—	26
Stock-based compensation	778	879
Changes in assets and liabilities:
Accounts receivables	5	2
Prepaid expenses and other assets	(369)	(261)
Accounts payable	313	(122)
Accrued payroll and related expenses	60	54
Accrued licensing costs	(355)	(9,438)
Income tax payable	(3)	2
Other liabilities	(14)	(13)
Accrued licensing	—	38,284
Net cash (used in) operating activities	(3,962)	(4,225)
Cash flows from investing activities:
Purchase of investments	(4,060)	(2,476)
Proceeds from sale or maturity of investments	2,412	10,991
Net cash provided by (used in) investing activities	(1,648)	8,515
Net change in cash and cash equivalents	(5,610)	4,290
Cash and cash equivalents, beginning of period	142,018	192,908
Cash and cash equivalents, end of period	$136,408	$197,198
Cash paid for income taxes	$2	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation, which we refer to as “we,” “us,” “our,” “the Company” or “VirnetX,” is engaged in the business of commercializing a portfolio of patents. We derive revenue licensing technology, including GABRIEL Connection Technology™, to various original equipment manufacturers (“OEMs”), that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets. We also may derive future revenue from sales of software services, including War Room™ and VirnetX Matrix™.

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2022, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2022, our results of operations for the three months ended March 31, 2022 and 2021, and our cash flows for the three months ended March 31, 2022 and 2021. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the SEC on May 13, 2022.

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

Index
Contingent Gains

ASC Topic 450-30-25, Contingent Gains, prohibits recognition of contingent gains until realized. Accordingly, we do not record contingent gains ahead of such realization. Management generally considers any such gains as realized only upon the collection of cash.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the three months ended March 31, 2022, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$31,449	$—	$—	$31,449	$31,449	$—
Level 1:
Mutual funds	77,587	—	—	77,587	77,587	—
U.S. agency securities	24,163	—	(124)	24,039	5,352	18,687
U.S. treasury securities	32,157	1	(97)	32,061	22,020	10,041
	133,907	1	(221)	133,687	104,959	28,728
Total	$165,356	$1	$(221)	$165,136	$136,408	$28,728

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$35,428	$—	$—	$35,428	$35,428	$—
Level 1:
Mutual funds	106,590	—	—	106,590	106,590	—
U.S. agency securities	16,658	—	(26)	16,632	—	16,632
U.S. treasury securities	10,646	—	(24)	10,622	—	10,622
	133,894	—	(50)	133,844	106,590	27,254
Total	$169,322	$—	$(50)	$169,272	$142,018	$27,254

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

Index
Note 3 — Income Taxes

For the three months ended March 31, 2022, we recognized income tax benefit of $1,059 on loss before taxes of $4,379, which is an effective tax rate of 24.45%. The effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits. For the three months ended March 31, 2021, income tax benefit was $7,193 on loss before income taxes of $33,636 and an effective tax rate of 21.38%. The effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits.

During the three months ended March 31, 2022, our deferred tax asset increased by $1,059 to $17,009.

A valuation allowance is provided for deferred tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe the determination to record, or reduce, a valuation allowance associated with a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative. We accumulated a net operating loss (“NOL”) carryforward in the state in which we were once headquartered, which will begin to expire in 2029; none of the NOL carryforward is included in our deferred tax asset because we currently have no operations in the state where such accumulated.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs, and tax credits generated in these years were utilized in 2020. The statute of limitation for these years shall expire three years after the date of filing 2020 income tax returns.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2021 and March 31, 2022, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at March 31, 2022.

Index
Note 4 — Commitments and Related Party Transactions

We lease our office under an operating lease with a third party which expires on October 31, 2023 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $265 and $79 in fees and reimbursements to the LLC during the three months ended March 31, 2022 and 2021, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% of the fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. As of March 31, 2022, there were 2,240,296 shares available for grant under the 2013 Plan.

Stock-based compensation expense included in general and administrative expense was $466 and $383, and in research and development expense was $312 and $496, for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $4,865 and $1,858, respectively, which will be amortized over an estimated weighted average period of approximately 2.71 and 2.13 years, respectively.

Index
Note 6 — Equity

Common Stock

We issued no shares for options exercised during the three months ended March 31, 2022 or 2021, respectively. We issued no shares as a result of vesting RSUs during the three months ended March 31, 2022 or 2021, respectively.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2021	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable March 31, 2022	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

Note 7 — Litigation (all dollar amounts in this section are expressed in thousands except for rates per device)

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

On October 9, 2018, USCAFC docketed the appeal as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. On January 24, 2019 Apple filed its opening brief. We filed our response brief on March 1, 2019. Apple filed its reply brief on April 5, 2019. The oral arguments were heard on October 4, 2019. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ‘135 and ‘151 patents; reversing the USDC’s finding that Apple infringed the ‘504 and ‘211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020.

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

Index
On February 22, 2021, USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. The briefing is complete, and we are awaiting the court order with the schedule for oral arguments in this matter.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USCAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-1047, IPR2016- 00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. On December 15, 2020, we filed a motion to vacate the PTAB decisions below and to remand these appeals to the PTAB. On March 16, 2021, the USCAFC denied the motion without prejudice to us raising the challenges made in the motion in our opening brief. Our opening brief was filed on June 7, 2021.

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. We are awaiting the court order with the schedule for oral arguments in this matter.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, with VirnetX’s opening brief currently due June 17, 2022.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing. On March 1, 2022, the USCAFC issued an order setting a briefing schedule, with VirnetX’s opening brief currently due May 9, 2022.

Index
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief is currently due June 20, 2022.

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

Note 8 — Leases

We lease office space under an operating lease which expires on October 31, 2023. On March 31, 2022, the underlying ROU asset and lease liability totaled $85. On December 31, 2021, the underlying ROU asset and lease liability totaled $98. For the three months ended March 31, 2022 and 2021, lease expense totaled $13 and $14, respectively.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On March 31, 2022 and December 31, 2021, the ROU asset totaled $873 and $948, respectively. For the three months ended March 31, 2022 and 2021, lease expense totaled $75 and $75, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

Index
	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(3,320)	$(26,443)

Denominator:
Weighted-average basic shares outstanding	71,233	71,059
Effect of dilutive securities	—	—
Weighted-average diluted shares	71,233	71,059

Basic loss per share	$(0.05)	$(0.37)
Diluted loss per share	$(0.05)	$(0.37)

We incurred a net loss for the three months ended March 31, 2022 and 2021; therefore, all potentially dilutive securities representing shares of common stock (6,931,592 in 2022 and 6,341,844, in 2021) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

None

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are an Internet security software and technology company with patented technology for various types of secure network communications, including 5G and 4G LTE network security. Our patented Secure Domain Names and GABRIEL Connection Technology™, are the foundation for our new VirnetX One™ platform that protects communications using Zero Trust Network Access (“ZTNA”). Our technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. On March 1, 2022, we launched War Room™ software, and on April 7, 2022, we launched VirnetX Matrix™ software on our next-generation, VirnetX One™ platform. This new platform builds upon our patented Secure Domain Names and GABRIEL Connection Technology™ to further enhance the security and efficiency of our patented secure communication links. Our VirnetX One™ platform is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks.

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

Our VirnetX Matrix™ product provides industry's best safeguards for applications and contemporary remote workforce from sophisticated hackers and mitigates threats by enabling corporate applications to be invisible from unauthorized users. We believe our VirnetX Matrix™ software will be an attractive solution for all businesses, cloud and on-premise application service providers, and OEMs, looking to improve visibility and management of their networks to mitigate morphing attacks on their networks and for real time access and control of their users.

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

Index
We expect to continue to launch new and enhanced security platforms, software products, and services based on our GABRIEL Connection Technology™. We expect to provide updates to new and existing customers as they are released to the public. Many small and medium businesses have installed our software products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives.

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

Index
Results of Operation
Three Months Ended March 31, 2022
Compared with the Three Months Ended March 31, 2021
(in thousands, except per share amounts)

Revenue

We recognized revenue of $5 in both the three months ended March 31, 2022 and March 31. 2021.

Licensing Costs

Accrued licensing costs of $9,438 were reversed during the three months ended March 31, 2021, as a result of the McKool award; these licensing costs were reduced an additional $4, during March 31, 2022.  (See Note 7 — Litigation).

Research and Development Expenses

Our research and development expenses increased by $75 to $1,227 for the three months ended March 31, 2022. Our research and development expenses were $1,152 for the three months ended March 31, 2021, respectively. The increase in 2022 was primarily due to the addition of staff and higher engineering employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $38,758 to $3,185 for the three months ended March 31, 2022, from $41,943 for the three months ended March 31, 2021, respectively. The decrease is primarily due to $38,284 disputed legal fees accrued to McKool in 2021 (See Note — 7 Litigation),

Liquidity and Capital Resources

As of March 31, 2022, our cash and cash equivalents totaled approximately $136,408 and our short-term investments totaled approximately $28,728, compared to cash and cash equivalents of approximately $142,018 and short-term investments of approximately $27,254 at December 31, 2021, respectively. Working capital was $164,771 at March 31, 2022, and $168,471 at December 31, 2021.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2022, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Index
Income Taxes

For the three months ended March 31, 2022, we recognized income tax benefit of $1,059 on loss before taxes of $4,379, which is an effective tax rate of 24.45%. The effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits. For the three months ended March 31, 2021, income tax benefit was $7,193 on loss before taxes of $33,636 and an effective tax rate of 21.38%. The effective tax rate was higher than the statutory federal income tax rate primarily due to the effect of research and development tax credits.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of March 31, 2022.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2022.

The purpose of this evaluation was to determine whether as of March 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Index
Changes in Internal Control Over Financial Reporting.

We began remediating the deficiency in our internal controls over financial reporting during the quarter ended March 31, 2022. We made these changes to address a material weakness that resulted in the restatement of our December 31, 2021 consolidated financial statements. Specifically we modified our supervisory review procedures over our tax professionals who perform the accounting and reporting of deferred taxes, to include detailed discussions with our tax professionals of current operations and changes in accounting standards and tax law that could affect our calculations, and detailed review including walkthrough of infrequent transactions and complex matters affecting deferred tax calculations. The remediation plan also includes training in deferred taxes for our accounting professionals. Our goal is to remediate this deficiency by the end of 2022, subject to conclude through testing, that the enhanced control is operating effectively.

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

•	We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

•	We may not be able to capitalize on market opportunities related to our product strategy, our licensing strategy or our patent portfolio.

•	If we are not able to adequately protect our patent rights, our business would be negatively impacted.

•
Because our business is conducted or expected to be conducted in an environment that is subject to rapid change, we may be subject to various developments in regulation, law, and consumer preferences to which we may not be able to adapt successfully.

•
Our exposure to outside influences beyond our control, including new legislation, court rulings or actions by the USPTO could adversely affect our licensing and enforcement activities and results of operations.

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

Index
Risks Related to Our Business and Our Financial Reporting

We may not generate significant sales revenues from our new software products and services.

In March and April 2022, we launched War Room™ and VirnetX Matrix™ on our VirnetX One™ platform. During this year, we expect to launch these products in Asia Pacific and Europe. We also intend to continue to introduce new products on our VirnetX One™ platform in the future. The introduction and launch of new products is subject to significant costs, risks of slow market acceptance, and variable costs of customer acquisition. While, we believe our software products will be attractive to all businesses, government agencies, cloud and on-premise application service providers, and OEMs, if we are unable to overcome these risks, we may never generate significant revenue from the sales of these products.

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

A large part of our business strategy includes licensing our patents and technology to other companies in order to reach a larger end-user base than we could reach through direct sales and marketing efforts; as such, our business strategy and revenues may depend on intellectual property licensing fees and royalties for the majority of our revenues. We currently derive minimal revenue from licensing activities, and royalties, and we cannot assure you that we will successfully capitalize on our market opportunities or that this portion of our business strategy will succeed.

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

At the request of the European Telecommunications Standards Institute (“ETSI”), and the Alliance for Telecommunications Industry Solutions (“ATIS”), we agreed to update our licensing declaration to ETSI and ATIS under their respective Intellectual Property Rights policies. This was in response to our Statement of Patent Holder identifying a group of our patents and patent applications that we believe are or may become essential to certain developing specifications in the 3rd Generation Partnership Project Long Term Evolution (“LTE”), Systems Architecture Evolution project. We will make available a non-exclusive patent license under FRAND (fair, reasonable and non- discriminatory terms, and conditions, with compensation) for the patents identified by us that are or become essential to applicants desiring to implement the Technical Specifications identified by us, as set forth in the updated licensing declaration under the ATIS and ETSI Intellectual Property Rights policies. Our licensing declarations under the ATIS and ETSI Intellectual Property Rights policies may limit our flexibility in determining royalties and license terms for certain of our patents. Consequently, we cannot assure you that the licensing of the essential security patents will be successful or that third parties will be willing to enter into licenses with us on reasonable terms or at all, which could have an adverse effect on our business and harm our competitive position.

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

Index
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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Therefore, we expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. It is possible that we may have to expend additional financial and other resources to address such problems. The COVID-19 pandemic is increasing vulnerability to cyber-attacks, as more individuals and companies work online, which increases these risks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. In such an event, we could face significant liability and current or potential customers could be reluctant to use our services. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

Index
A security breach or other security incident could require a substantial level of financial resources to address and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, inquiries, and other proceedings or actions by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our operating results and financial condition.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. Additionally,  the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data which began on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, which becomes effective on January 1, 2023, in June 2021, Colorado enacted the Colorado Privacy Act, which takes effect July 1, 2023, and in March 2022, Utah enacted the Utah Consumer Privacy Act, which takes effect December 31, 2023. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

For these reasons, the sales cycle associated with our products is subject to a number of significant risks that are beyond our control. Consequently, if customer orders are not realized or delayed, our revenues and results of operations could be materially and adversely affected.

Index
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

We have limited technical resources and are at an early stage in commercialization of our VirnetX One™ platform and software products.

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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of March 31, 2022, we had outstanding options, warrants and RSUs to purchase an aggregate of 6,931,592 shares of common stock representing approximately 9.7% of our total shares outstanding of which 5,105,969 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of March 31, 2022, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our success depends on the skills, experience, and performance of our key personnel. Due to the specialized nature of our business and limited staff, we are particularly dependent on Kendall Larsen, our Chief Executive Officer and President. We have no employment agreements with any of our key executives that prevent them from leaving us at any time. In addition, we do not maintain key person life insurance for any of our officers or key employees. The loss of Mr. Larsen, or our failure to retain other key personnel or plan for the succession of key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

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

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations, and impose a global minimum tax which has agreement from, many countries and the Organisation for Economic Cooperation and Development. Also, starting in fiscal year 2022, the Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. If Congress does not modify or repeal this provision, it may reduce our cash flows beginning in fiscal year 2022.  Other countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes on our future tax provisions.

War, terrorism, other acts of violence, or natural or manmade disasters may affect the markets in which we operate, our clients and our service delivery.

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease, such as the COVID-19 pandemic and the Russian invasion of Ukraine. Such events may cause our customers to delay their decisions on spending for the services we provide and give rise to sudden significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Index
Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2021, and March 31, 2022, the reported last adjusted closing price on the NYSE American LLC, and now NYSE, for our common stock ranged between $1.63 and $5.59 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

The trading price of our common stock has been historically volatile and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to the following:

•	Price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment;

•	Volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	Changes in operating performance and stock market valuations of other companies generally, or those in our industry;

•	Sales of shares of our common stock by us or our stockholders;

Index
•	Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	The financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	Announcements by us or our competitors of new products or services;

•	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	Rumors and market speculation involving us or other companies in our industry;

•	Actual or anticipated changes in our results of operations;

•	Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	Announced or completed acquisitions of businesses or technologies by us or our competitors;

•	New laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	Changes in accounting standards, policies, guidelines, interpretations, or principles;

•	Any significant change in our management; and

•	General economic conditions and slow or negative growth of our markets, including any economic downturn from the COVID-19 pandemic.

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $3.3 million for the three months ended March 31, 2022. We had a net loss of $42.9 million for the year ended December 31, 2021 and net income of $280.4 million for the year ended December 31, 2020. As of March 31, 2022, we had an accumulated deficit of $54.3 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Date: May 13, 2022