Form 10-Q
period 2022-06-30
VirnetX Holding Corp
filed 2022-08-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.
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

71,424,650 shares of Registrant’s Common Stock were outstanding as of August 4, 2022.

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

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part, and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. This may imply that VirnetX may soon receive over $500 million in cash, however, Apple has appealed to the Federal Circuit with regards to the judgement from the district court and this appeal is scheduled for oral arguments on September 8, 2022. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States including the successful launch of War Room™ and VirnetX Matrix™. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future licensing or software revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple II litigation before entering or considering entering any agreement with us, and that or other factors may prevent significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2022	As of December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$127,178	$142,018
Investments available for sale	34,482	27,254
Accounts receivables	19	17
Prepaid expenses and other current assets	514	203
Total current assets	162,193	169,492
Prepaid expenses and other assets	879	1,056
Property and equipment, net	15	18
Deferred tax assets	16,635	15,950
Total assets	$179,722	$186,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$350	$338
Accrued payroll and related expenses	333	270
Accrued licensing costs	—	355
Other liabilities, current	55	58
Total current liabilities	738	1,021

Other liabilities	18	46
Total liabilities	756	1,067
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 0 shares at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 71,424,650 shares at June 30, 2022 and 71,232,856 at December 31, 2021	7	7
Additional paid-in capital	238,006	236,445
Accumulated deficit	(58,692)	(50,935)
Accumulated other comprehensive loss	(355)	(68)
Total stockholders’ equity	178,966	185,449
Total liabilities and stockholders’ equity	$179,722	$186,516

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$34	$15	$39	$20
Operating expense:
Licensing costs	—	—	(4)	(9,438)
Research and development	1,255	1,149	2,482	2,301
Selling, general and administrative	3,046	3,008	6,231	44,951
Total operating expense	4,301	4,157	8,709	37,814
Income (loss) from operations	(4,267)	(4,142)	(8,670)	(37,794)
Interest and other income, net	203	10	229	26
Income (loss) before taxes	(4,064)	(4,132)	(8,441)	(37,768)
Income tax (expense) benefit	(373)	(2,719)	684	4,474
Net income (loss)	$(4,437)	$(6,851)	$(7,757)	$(33,294)
Basic income (loss) per share	$(0.06)	$(0.10)	$(0.11)	$(0.47)
Diluted income (loss) per share	$(0.06)	$(0.10)	$(0.11)	$(0.47)
Weighted average shares outstanding - basic	71,255	71,111	71,244	71,085
Weighted average shares outstanding - diluted	71,255	71,111	71,244	71,085

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$(4,437)	$(6,851)	$(7,757)	$(33,294)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(110)	(3)	(281)	2
Change in foreign currency translation, net of tax	(3)	—	(6)	(3)
Total other comprehensive income (loss)	(113)	(3)	(287)	(1)
Comprehensive income (loss)	$(4,550)	$(6,854)	$(8,044)	$(33,295)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total shareholders’ equity, beginning balances	$182,733	$198,875	$185,449	$224,437

Common stock and additional paid-in capital:
Beginning balances	237,230	233,343	236,452	232,464
Common stock issued for options/RSUs, net	(29)	(196)	(29)	(196)
Stock-based compensation	812	974	1,590	1,853
Ending balances	238,013	234,121	238,013	234,121

Accumulated deficit (retained earnings):
Beginning balances	(54,255)	(34,457)	(50,935)	(8,014)
Net (loss) income	(4,437)	(6,851)	(7,757)	(33,294)
Ending balances	(58,692)	(41,308)	(58,692)	(41,308)

Accumulated other comprehensive loss:
Beginning balances	(242)	(11)	(68)	(13)
Change in unrealized investment gain/loss, net	(110)	(3)	(281)	2
Change in foreign currency translation, net	(3)	—	(6)	(3)
Ending balances	(355)	(14)	(355)	(14)

Total shareholders’ equity, ending balances	$178,966	$192,799	$178,966	$192,799

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,757)	$(33,294)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	3	2
Deferred tax assets	(685)	(4,477)
Amortization of warrant issuance costs	—	34
Stock-based compensation	1,590	1,853
Changes in assets and liabilities:
Accounts receivables	(2)	(6)
Prepaid expenses and other assets	(134)	(46)
Accounts payable	12	(209)
Accrued payroll and related expenses	63	86
Accrued licensing costs	(355)	(9,438)
Other liabilities	(31)	(24)
Net cash (used in) operating activities	(7,296)	(45,519)
Cash flows from investing activities:
Purchase of investments	(13,203)	(7,817)
Proceeds from sale or maturity of investments	5,688	14,256
Net cash (used in) provided by investing activities	(7,515)	6,439
Cash flows from financing activities:
Payment of payroll taxes on vested restricted stock units	(29)	(196)
Net cash used in financing activities	(29)	(196)
Net change in cash and cash equivalents	(14,840)	(39,276)
Cash and cash equivalents, beginning of period	142,018	192,908
Cash and cash equivalents, end of period	$127,178	$153,632
Cash paid for income taxes	$2	$—

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2022, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2022, our results of operations for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Index
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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the six months ended June 30, 2022, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$27,934	$—	$—	$27,934	$27,934	$—
Level 1:
Mutual funds	64,782	—	—	64,782	64,782	—
U.S. agency securities	46,341	1	(211)	46,131	21,975	24,156
U.S. treasury securities	22,934	3	(124)	22,813	12,487	10,326
	134,057	4	(335)	133,726	99,244	34,482
Total	$161,991	$4	$(335)	$161,660	$127,178	$34,482

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$35,428	$—	$—	$35,428	$35,428	$—
Level 1:
Mutual funds	106,590	—	—	106,590	106,590	—
U.S. agency securities	16,658	—	(26)	16,632	—	16,632
U.S. treasury securities	10,646	—	(24)	10,622	—	10,622
	133,894	—	(50)	133,844	106,590	27,254
Total	$169,322	$-	$(50)	$169,272	$142,018	$27,254

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

Note 3 — Income Taxes

For the three months ended June 30, 2022, we recognized income tax expense of $373 on loss before taxes of $4,064, which is an effective tax rate of 9.18%. For the six months ended June 30, 2022, we recognized an income tax benefit of $684 on loss before taxes of $8,441, which is an effective rate of 8.10%. The effective tax rate was lower than the statutory federal income tax rate primarily due to the effect of stock-based compensation and expiring options, requiring us to reduce our deferred tax asset. During the six months ended June 30, 2022, our deferred tax asset increased by $685 to $16,635.

On May 13, 2022, the Company notified the public of the restatement via Form 8-K stating the Company's previously issued 2021 Financials because of an error in our deferred tax assets affecting the annual period covered by the financial statements. The Company determined that the three and six months ended June 30, 2021 interim statements should be revised as the 2021 restatement related primarily to options expiring in second quarter 2021. The accompanying Deferred tax asset previously reported as $16,854 has now been reduced to $13,526 as of June 30, 2021. The income tax benefit for the three months ended June 30, 2021, previously reported as $609 has been corrected to income tax expense of $2,719. The income tax benefit for the six months ended June 30, 2021, previously reported as $7,802 has been reduced to $4,474.

Index
For the three months ended June 30, 2021, we recognized an income tax expense of $2,719 on loss before taxes of $4,132. Income tax for the three months was primarily affected by expiring options and net operating loss. For the six months ended June 30, 2021, we recognized an income tax benefit of $4,474 on loss before income taxes of $37,768. Income tax for the six months was primarily affected by expiring options and research and development credits. During the six months ended June 30, 2021 , our deferred tax asset increased by $4,477 to $13,526.

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

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2021 and June 30, 2022, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at June 30, 2022.

Note 4 — Commitments and Related Party Transactions

We lease our office under an operating lease with a third party which expires on October 31, 2023 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $249 and $514 compared to $95 and $174 in fees and reimbursements to the LLC during the three and six months ended June 30, 2022 and 2021, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% of the fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. As of June 30, 2022, there were 1,435,929 shares available for grant under the 2013 Plan.

Index
Stock-based compensation expense included in general and administrative expense was $487 and $463, and in research and development expense was $325 and $511, for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense included in general and administrative expense was $953 and $846, and in research and development expense was $637 and $1,007, for the six months ended June 30, 2022 and 2021, respectively.

During the three months ended June 30, 2022, we granted options for a total of 801,004 shares with a weighted average grant date fair value of $1.18 per option. During the three months ended June 30, 2021, we granted options for a total of 779,500 shares with a weighted average grant date fair value of $3.45 per option.

During the six months ended June 30, 2022, we granted options for a total of 801,004 shares with a weighted average grant date fair value of $1.18 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 86 percent volatility, (iii) 3 percent risk free rate and (iv) 6 years expected term. During the six months ended June 30, 2021, we granted options for a total of 779,500 shares with a weighted average grant date fair value of $3.45 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 91 percent volatility, (iii) 1 percent risk free rate and (iv) 6 years expected term.

During the three months ended June 30, 2022 and 2021, we granted 258,363 and 236,661 RSUs respectively, with weighted average fair values at the date of grant of $1.46 and $4.61, respectively. RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the three months ended June 30, 2022 and 2021, we paid $29 and $196 in withholding taxes on shares issued upon conversion of RSUs, respectively. The underlying shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows. No RSUs were granted during the first three months of 2022 or 2021.

As of June 30, 2022, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $5,242 and $1,988, respectively, which will be amortized over an estimated weighted average period of approximately 3.02 and 2.93 years, respectively.

During the three and six months ended June 30, 2022, and 2021 no options were exercised.

During the three months ended June 30, 2022 and 2021, we issued 191,795 and 174,285 shares as a result of vesting RSUs, respectively. No shares were issued during the first three months of 2022 or 2021 as a result of vesting RSUs.

During the three and six months ended June 30, 2022 and 2021, there were 255,000 and 390,000 options returned to the plan due to the 10-year expiration for unexercised options respectively.

Note 6 — Equity

Common Stock

We issued no shares for options exercised during the three and six months ended June 30, 2022 or 2021, respectively. We issued 191,795 and 174,285 shares as a result of vesting RSUs during the three months ended June 30, 2022 and 2021, respectively. No shares were issued during the first three months of 2022 or 2021 as a result of vesting RSUs.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2021	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable June 30, 2022	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

Note 7 — Litigation (all dollar amounts in this section are expressed in thousands except for rates per device)

We have several intellectual property infringement lawsuits pending in the United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we filed a complaint against Apple in United States District Court (“USDC”) in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. Post-trial motions hearing was held on July 18, 2018. On August 31, 2018, the USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty, and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. Apple filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (“USCAFC”) in the Apple II case.

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

On February 22, 2021, USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. The briefing is complete, and the oral arguments have been scheduled on September 8, 2022 in this matter.

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

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter have been scheduled on September 8, 2022.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593, with VirnetX’s opening brief currently due on August 22, 2022.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing. VirnetX’s opening brief was filed on June 23, 2022.
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief is currently due August 22, 2022.

VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1997) (“Apple Reexam II”)

On July 6, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,697 involving our U.S. Patent No. 7,490,151. Our opening brief is currently due October 21, 2022.

Index
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

Note 8 — Leases

We lease office space under an operating lease which expires on October 31, 2023. On June 30, 2022, the underlying ROU asset and lease liability totaled $71. On December 31, 2021, the underlying ROU asset and lease liability totaled $98. For the three and six months ended June 30, 2022, lease expense totaled $13 and $27, respectively. For the three and six months ended June 30, 2021, the lease expense totaled $14 and $28, respectively.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On June 30, 2022 and December 31, 2021, the ROU asset totaled $799 and $948, respectively. For the three and six months ended June 30, 2022, lease expense totaled $75 and $150, respectively. For the three and six months ended June 30, 2021, lease expense totaled $75 and $150, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(4,437)	$(6,851)	$(7,757)	$(33,294)

Denominator:
Weighted-average basic shares outstanding	71,255	71,111	71,244	71,085
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	71,255	71,111	71,244	71,085

Basic (loss) earnings per share	$(0.06)	$(0.10)	$(0.11)	$(0.47)
Diluted (loss) earnings per share	$(0.06)	$(0.10)	$(0.11)	$(0.47)

Index
We incurred a net loss for the three and six months ended June 30, 2022 and 2021; therefore, all potentially dilutive securities representing shares of common stock (7,520,546 in 2022 and 6,752,839 in 2021) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

None

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are an Internet security software and technology company with industry-leading, patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s patented Secure Domain Name Registry and GABRIEL Connection Technology™, are the foundation for its VirnetX OneTM, software-as-a-services (SaaS) platform. VirnetX’s technology generates secure connections on a “zero-click” or “single-click” basis, significantly simplifying the deployment network security solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

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

Index
Results of Operation

Three and Six Months Ended June 30, 2022
Compared with the Three and Six Months Ended June 30, 2021
(in thousands, except per share amounts)

Revenue

We recognized revenue of $34 and $15 and $39 and $20 in the three and six months ended June 30, 2022 and June 30, 2021 respectively.

Licensing Costs

Accrued licensing costs of $9,438 were reversed during the six months ended June 30, 2021, as a result of the McKool award; these licensing costs were reduced an additional $4, during the six months ended June 30, 2022.  (See Note 7 — Litigation).

Research and Development Expenses

Our research and development expenses increased by $106 to $1,255 for the three months ended June 30, 2022. And increased by $181 for the six months ended June 30, 2022.  Our research and development expenses were $1,149 and $2,301 for the six months ended June 30, 2022, respectively. The increase in 2022 was primarily due to the addition of staff and higher engineering employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $38 to $3,046 for the three months ended June 30, 2022, and decreased by $38,720 from $44,951 for the six months ended June 30, 2021, respectively. The decrease is primarily due to $38,284 disputed legal fees accrued to McKool in 2021 (See Note — 7 Litigation).

Liquidity and Capital Resources

As of June 30, 2022, our cash and cash equivalents totaled approximately $127,178 and our short-term investments totaled approximately $34,482, compared to cash and cash equivalents of approximately $142,018 and short-term investments of approximately $27,254 at December 31, 2021, respectively. Working capital was $161,455 at June 30, 2022, and $168,471 at December 31, 2021.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2022, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Income Taxes

For the three months ended June 30, 2022, we recognized income tax expense of $373 on loss before taxes of $4,064, which is an effective tax rate of 9.18%. For the six months ended June 30, 2022, we recognized an income tax benefit of $684 on loss before taxes of $8,441, which is an effective rate of 8.10%.  The effective tax rate was lower than the statutory federal income tax rate primarily due to the effect of stock-based compensation and expiring options, requiring us to reduce our deferred tax asset. During the six months ended June 30, 2022, our deferred tax asset increased by $685 to $16,635.

For the three and six months ended June 30, 2021, we recognized an income tax expense of $2,719 and an income tax benefit of $4,474. For the three months, income tax was primarily affected by expiring options and net operating loss; for the six months, income tax was primarily affected by expiring options and research and development credits.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2022.

The purpose of this evaluation was to determine whether as of June 30, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

Upon identification of our material weakness that resulted in the restatement of our December 31, 2021 consolidated financial statements, we immediately began remediating our internal control over financial reporting. Specifically, we modified our supervisory review procedures over our tax professionals who perform the accounting and reporting of deferred taxes, to include detailed discussions with our tax professionals of current operations and changes in accounting standards and tax law that could affect our calculations, and detailed review including walkthrough of infrequent transactions and complex matters affecting deferred tax calculations. We have tested these procedures and believe the enhanced control is operating effectively. Additionally, we have scheduled training in deferred taxes for our accounting professionals to further enhance the technical ability of our personnel.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely; we are continually monitoring and assessing the impact on our internal controls to minimize the impact on their design and operating effectiveness.

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

•	We may not generate significant sales revenues from our new software products and services.

•	We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

•	We may not be able to capitalize on market opportunities related to our product strategy, our licensing strategy or our patent portfolio.

•	If we are not able to adequately protect our patent rights, our business would be negatively impacted.

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

•	If we are unable to expand our revenue sources or establish, sustain, grow, or replace relationships with a diversified customer base, our revenues may be limited.

•	We have limited technical resources and are at an early stage in commercialization of our software products.

•	Our international expansion will subject us to additional costs and risks, and our plans may not be successful.

•	We have had to restate our previously issued financial statements and in connection with such process identified a material weakness in our internal control over financial reporting.

•	We may face litigation over the restatement of our previously issued financial statements.

Risks Related to Our Business and Our Financial Reporting

We may not generate significant sales revenues from our new software products and services.

In March and April 2022, we launched War Room™ and VirnetX Matrix™ on our VirnetX One™ platform. During this year, we expect to launch these products in Asia Pacific and Europe. We also intend to continue to introduce new products on our VirnetX One™ platform in the future. The introduction and launch of new products is subject to significant costs, risks of slow market acceptance, and variable costs of customer acquisition. While we believe our software products will be attractive to all businesses, government agencies, cloud and on-premise application service providers, and OEMs, if we are unable to overcome these risks, we may never generate significant revenue from the sales of these products.

Index
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

Index
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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of June 30, 2022, we had outstanding options, warrants and RSUs to purchase an aggregate of 7,520,546 shares of common stock representing approximately 9.7% of our total shares outstanding of which 4,998,646 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Index
Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of June 30, 2022, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition, and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), such as our restatement of our previously issued consolidated financial statements and related material weakness as described in this report, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations, and impose a global minimum tax which has agreement from, many countries and the Organization for Economic Cooperation and Development. Also, starting in fiscal year 2022, the Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. If Congress does not modify or repeal this provision, it may reduce our cash flows beginning in fiscal year 2022.  Other countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes on our future tax provisions.

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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2021, and June 30, 2022, the reported last adjusted closing price on the NYSE American LLC, and now NYSE, for our common stock ranged between $1.03 and $4.49 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $7.8 million for the six months ended June 30, 2022. We had a net loss of $42.9 million for the year ended December 31, 2021 and net income of $280.4 million for the year ended December 31, 2020. As of June 30, 2022, we had an accumulated deficit of $58.7 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Risks Related to Restatement of our Consolidated Financial Statements

We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and results of operations.

On May 9, 2022, the audit committee of our board of directors concluded, after discussion with our management and Farber Hass Hurley LLP, our auditors, that the previously issued financial statements during the year ended December 31, 2021 (1) should no longer be relied upon due to an overstatement of the Company’s deferred tax asset, as described in the Amendment, and (2) require restatement. As part of the restatement process, we identified a material weakness in our internal control over financial reporting. We remediated our procedures to address the material weakness and believe the enhanced control is operating effectively. Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares and other securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness and the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Index
ITEM 5 — EXHIBITS

Exhibit Number	Description
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: August 09, 2022