Form 10-Q
period 2022-09-30
VirnetX Holding Corp
filed 2022-11-08
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.
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

71,424,650 shares of Registrant’s Common Stock were outstanding as of November 4, 2022.

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

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part, and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. This may imply that VirnetX may soon receive over $500 million in cash; however, Apple has appealed to the Federal Circuit with regards to the judgement from the district court. Oral arguments for this appeal were heard on September 8, 2022. We are currently waiting for the court’s ruling. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

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

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2022	As of December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$105,805	$142,018
Investments available for sale	53,195	27,254
Accounts receivables	20	17
Prepaid expenses and other current assets	370	203
Total current assets	159,390	169,492
Prepaid expenses and other assets	791	1,056
Property and equipment, net	13	18
Deferred tax assets	17,122	15,950
Total assets	$177,316	$186,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,477	$338
Accrued payroll and related expenses	367	270
Accrued licensing costs	—	355
Income tax liability	2	6
Other liabilities, current	54	52
Total current liabilities	1,900	1,021

Other liabilities	4	46
Total liabilities	1,904	1,067
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 0 shares at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 71,424,650 shares at September 30, 2022 and 71,232,856 at December 31, 2021	7	7
Additional paid-in capital	238,880	236,445
Accumulated deficit	(62,972)	(50,935)
Accumulated other comprehensive loss	(503)	(68)
Total stockholders’ equity	175,412	185,449
Total liabilities and stockholders’ equity	$177,316	$186,516

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$4	$4	$43	$24
Operating expense:
Licensing costs	—	—	(4)	(9,438)
Research and development	1,216	1,151	3,698	3,452
Selling, general and administrative	4,143	3,089	10,374	48,040
Total operating expense	5,359	4,240	14,068	42,054
Income (loss) from operations	(5,355)	(4,236)	(14,025)	(42,030)
Interest and other income, net	589	10	817	36
Income (loss) before taxes	(4,766)	(4,226)	(13,208)	(41,994)
Income tax (expense) benefit	486	895	1,171	5,369
Net income (loss)	$(4,280)	$(3,331)	$(12,037)	$(36,625)
Basic income (loss) per share	$(0.06)	$(0.05)	$(0.17)	$(0.51)
Diluted income (loss) per share	$(0.06)	$(0.05)	$(0.17)	$(0.51)
Weighted average shares outstanding - basic	71,425	71,233	71,305	71,135
Weighted average shares outstanding - diluted	71,425	71,233	71,305	71,135

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$(4,280)	$(3,331)	$(12,037)	$(36,625)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(153)	(3)	(434)	(1)
Change in foreign currency translation, net of tax	5	—	(1)	(3)
Total other comprehensive income (loss)	(148)	(3)	(435)	(4)
Comprehensive income (loss)	$(4,428)	$(3,334)	$(12,472)	$(36,629)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total shareholders’ equity, beginning balances	$178,966	$192,799	$185,449	$224,437

Common stock and additional paid-in capital:
Beginning balances	238,013	234,121	236,452	232,464
Common stock issued for options/RSUs, net	—	—	(29)	(196)
Stock-based compensation	874	1,176	2,464	3,029
Ending balances	238,887	235,297	238,887	235,297

Accumulated deficit (retained earnings):
Beginning balances	(58,692)	(41,308)	(50,935)	(8,014)
Net (loss) income	(4,280)	(3,331)	(12,037)	(36,625)
Ending balances	(62,972)	(44,639)	(62,972)	(44,639)

Accumulated other comprehensive loss:
Beginning balances	(355)	(14)	(68)	(13)
Change in unrealized investment gain/loss, net	(153)	(3)	(434)	(1)
Change in foreign currency translation, net	5	—	(1)	(3)
Ending balances	(503)	(17)	(503)	(17)

Total shareholders’ equity, ending balances	$175,412	$190,641	$175,412	$190,641

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(12,037)	$(36,625)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	5	3
Deferred tax assets	(1,171)	(5,372)
Amortization of warrant issuance costs	—	34
Stock-based compensation	2,464	3,029
Changes in assets and liabilities:
Accounts receivables	(3)	(7)
Prepaid expenses and other assets	98	169
Accounts payable	1,139	(407)
Accrued payroll and related expenses	97	99
Accrued licensing costs	(355)	(9,438)
Income tax payable	(4)	2
Other liabilities	(40)	(40)
Net cash (used in) operating activities	(9,807)	(48,553)
Cash flows from investing activities:
Purchase of property and equipment		(11)
Purchase of investments	(36,737)	(18,735)
Proceeds from sale or maturity of investments	10,360	22,629
Net cash (used in) provided by investing activities	(26,377)	3,883
Cash flows from financing activities:
Payment of payroll taxes on vested restricted stock units	(29)	(196)
Net cash used in financing activities	(29)	(196)
Net change in cash and cash equivalents	(36,213)	(44,866)
Cash and cash equivalents, beginning of period	142,018	192,908
Cash and cash equivalents, end of period	$105,805	$148,042
Cash paid for income taxes	$2	$—

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2022, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2022, our results of operations for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Revenue Recognition

The Company derives revenue from licensing and royalty fees from contracts with customers which can span several years. We account for this revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.

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

Licensing Costs

Included in operating expenses primarily in 2021 are licensing costs we incurred in conjunction with the proceeds received from Apple Inc., pursuant to a favorable court decision relating to a patent infringement case.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the nine months ended September 30, 2022, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

We account for our uncertain tax positions in accordance with U.S. GAAP, which utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are reversed if and when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$24,921	$—	$—	$24,921	$24,921	$—
Level 1:
Mutual funds	65,437	—	—	65,437	65,437	—
U.S. agency securities	40,127	2	(312)	39,817	10,450	29,367
U.S. treasury securities	28,998	1	(174)	28,825	4,997	23,828
	134,562	3	(486)	134,079	80,884	53,195
Total	$159,483	$3	$(486)	$159,000	$105,805	$53,195

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$35,428	$—	$—	$35,428	$35,428	$—
Level 1:
Mutual funds	106,590	—	—	106,590	106,590	—
U.S. agency securities	16,658	—	(26)	16,632	—	16,632
U.S. treasury securities	10,646	—	(24)	10,622	—	10,622
	133,894	—	(50)	133,844	106,590	27,254
Total	$169,322	$-	$(50)	$169,272	$142,018	$27,254

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

Index

Note 3 — Income Taxes

For the three months ended September 30, 2022, we recognized an income tax benefit of $486 on loss before taxes of $4,766, which is an effective tax rate of 10.3%. For the nine months ended September 30, 2022, we recognized an income tax benefit of $1,171 on loss before taxes of $13,208 which is an effective rate of 8.3%. The effective tax rate was lower than the statutory federal income tax rate primarily due to the effect of stock-based compensation and expiring options, requiring us to reduce our deferred tax asset. During the nine months ended September 30, 2022, our deferred tax asset increased to $17,122.

On May 13, 2022, the Company notified the public of the restatement via Form 8-K stating the Company’s previously issued 2021 Financials because of an error in our deferred tax assets affecting the annual period covered by the financial statements. The Company determined that the nine months ended September 30, 2021 interim statements should be revised as the 2021 restatement related primarily to options expiring in second quarter 2021. The accompanying Deferred tax asset previously reported as $17,749 has now been reduced to $14,421 as of September 30, 2021. The income tax benefit for the nine months ended September 30, 2021, previously reported as $8,697 has been reduced to $5,369.

For the three months ended September 30, 2021, we recognized an income tax benefit of $895 on loss before taxes of $4,226. For the nine months ended September 30, 2021, we recognized an income tax benefit of $5,369 on loss before income taxes of $41,994. Income tax for the nine months was primarily affected by expiring options and research and development credits. During the nine months ended September 30, 2021, our deferred tax asset increased by $5,372 to $14,421.

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

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2021 and September 30, 2022, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at September 30, 2022.

Note 4 — Commitments and Related Party Transactions

We lease our office under an operating lease with a third party which expires on October 31, 2023 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $268 and $782 compared to $280 and $454 in fees and reimbursements to the LLC during the three and nine months ended September 30, 2022 and 2021, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% of the fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. As of September 30, 2022, there were 1,513,345 shares available for grant under the 2013 Plan.

Stock-based compensation expense included in general and administrative expense was $573 and $703, and in research and development expense was $301 and $473, for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense included in general and administrative expense was $1,526 and $1,549, and in research and development expense was $938 and $1,480, for the nine months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022, we did not grant any options. During the three months ended September 30, 2021, we granted options for a total of 170,000 shares with a weighted average grant date fair value of $3.10 per option.

During the nine months ended September 30, 2022, we granted options for a total of 801,004 shares with a weighted average grant date fair value of $1.09 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 86 percent volatility, (iii) 3 percent risk free rate and (iv) 6 years expected term. During the nine months ended September 30, 2021, we granted options for a total of 949,500 shares with a weighted average grant date fair value of $3.39 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 90 percent volatility, (iii) 1 percent risk free rate and (iv) 6 years expected term.

During the three months ended September 30, 2022 and 2021, we did not grant any RSUs. During the nine months ended September 30, 2022 and 2021, we granted 258,363 and 236,661 RSUs respectively, with weighted average fair values at the date of grant of $1.46 and $4.61, respectively. RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the nine months ended September 30, 2022 and 2021, we paid $29 and $196 in withholding taxes on shares issued upon conversion of RSUs, respectively. The underlying shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows.

As of September 30, 2022, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $4,571 and $1,716, respectively, which will be amortized over an estimated weighted average period of approximately 2.86 and 2.68 years, respectively.

Index
During the three and nine months ended September 30, 2022, and 2021 no options were exercised.

During the nine months ended September 30, 2022 and 2021, we issued 191,795 and 174,285 shares, respectively, as a result of vesting RSUs, all of which occurred in the second quarter of each respective year.

During the nine months ended September 30, 2022 and 2021, there were 332,416 and 390,000 options returned to the plan due to the expiration of unexercised options, respectively.

Note 6 — Equity

Common Stock

We issued no shares for options exercised during the three and nine months ended September 30, 2022 or 2021, respectively. No shares were issued during the three months ended September 30, 2022 or 2021 as a result of vesting RSUs. We issued 191,795 and 174,285 shares as a result of vesting RSUs during the nine months ended September 30, 2022 and 2021, respectively.

Warrants

In 2020, we issued warrants for the purchase of 25,000 shares of common stock at an exercise price of $5.75 per share, exercisable on the date of grant, expiring in April 2025. The weighted average fair value at the grant date was $4.16 per warrant. The fair value at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 97 percent (iii) a risk-free interest rate of 0.27 percent and (iv) and expected option term of 5 years.

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2021	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable September 30, 2022	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

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

On February 22, 2021, USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. The briefing is complete, and oral arguments were held on September 8, 2022. We are currently waiting for the USCAFC ruling.

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

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter were held on September 8, 2022. We are currently waiting for the USCAFC ruling.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593. VirnetX filed its opening brief on September 12, 2022. The USPTO’s response brief is currently due December 2, 2022.

Index
VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing. VirnetX’s opening brief was filed on June 23, 2022. The USPTO’s response brief was filed on August 2, 2022, and Cisco’s response brief was filed on September 2, 2022. VirnetX filed its reply brief on October 7, 2022, and we currently await scheduling of oral arguments.
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief was filed on August 22, 2022. Apple’s response brief is currently due November 17, 2022.

VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1997) (“Apple Reexam II”)

On July 6, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,697 involving our U.S. Patent No. 7,490,151. On October 17, 2022, we filed a motion to remand the appeal in light of the PTAB’s refusal to permit Director rehearing.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 22-2234)

On September 16, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,851 involving our U.S. Patent No. 7,418,504. Our opening brief is currently due December 30, 2022.

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

Index
Note 8 — Leases

We lease office space under an operating lease which expires on October 31, 2023. On September 30, 2022, the underlying ROU asset and lease liability totaled $58. On December 31, 2021, the underlying ROU asset and lease liability totaled $98. For the three and nine months ended September 30, 2022, lease expense totaled $13 and $40, respectively. For the three and nine months ended September 30, 2021, the lease expense totaled $14 and $42, respectively.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On September 30, 2022 and December 31, 2021, the ROU asset totaled $724 and $948, respectively. For the three and nine months ended September 30, 2022, lease expense totaled $75 and $224, respectively. For the three and nine months ended September 30, 2021, lease expense totaled $75 and $225, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(4,280)	$(3,331)	$(12,037)	$(36,625)

Denominator:
Weighted-average basic shares outstanding	71,425	71,233	71,305	71,135
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	71,425	71,233	71,305	71,135

Basic (loss) earnings per share	$(0.06)	$(0.05)	$(0.17)	$(0.51)
Diluted (loss) earnings per share	$(0.06)	$(0.05)	$(0.17)	$(0.51)

We incurred a net loss for the three and nine months ended September 30, 2022 and 2021; therefore, all potentially dilutive securities representing shares of common stock (7,443,130 in 2022 and 6,906,176 in 2021) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

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

Index
Results of Operation

Three and Nine Months Ended September 30, 2022
Compared with the Three and Nine Months Ended September 30, 2021
(in thousands, except per share amounts)

Revenue

We recognized revenue of $4 and $4, and $43 and $24 in the three and nine months ended September 30, 2022 and 2021 respectively.

Licensing Costs

Accrued licensing costs of $9,438 were reversed during the nine months ended September 30, 2021, as a result of the McKool award; these licensing costs were reduced an additional $4, during the nine months ended September 30, 2022. (See Note 7 — Litigation).

Research and Development Expenses

Our research and development expenses increased by $65 to $1,216 for the three months ended September 30, 2022. And increased by $246 for the nine months ended September 30, 2022. Our research and development expenses were $3,698 and $3,452 for the nine months ended September 30, 2022 and 2021, respectively. The increase in 2022 was primarily due to the addition of staff and higher engineering employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1,054 to $4,143 for the three months ended September 30, 2022, and decreased by $37,666 from $48,040 for the nine months ended September 30, 2021, respectively. The decrease is primarily due to $38,284 disputed legal fees accrued to McKool in 2021 (See Note — 7 Litigation).

Liquidity and Capital Resources

As of September 30, 2022, our cash and cash equivalents totaled approximately $105,805 and our short-term investments totaled approximately $53,195, compared to cash and cash equivalents of approximately $142,018 and short-term investments of approximately $27,254 at December 31, 2021, respectively. Working capital was $157,490 at September 30, 2022, and $168,471 at December 31, 2021.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2022, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Income Taxes

For the three months ended September 30, 2022, we recognized an income tax benefit of $486 on loss before taxes of $4,766, which is an effective tax rate of 10.3%. For the nine months ended September 30, 2022, we recognized an income tax benefit of $1,171 on loss before taxes of $13,208, which is an effective rate of 8.3%. The effective tax rate was lower than the statutory federal income tax rate primarily due to the effect of stock-based compensation and expiring options, requiring us to reduce our deferred tax asset. During the nine months ended September 30, 2022, our deferred tax asset increased to $17,122.

For the three and nine months ended September 30, 2021, we recognized an income tax benefit of $895 and $5,369. For the three months, income tax was primarily affected by net operating loss for the period; for the nine months, income tax was primarily affected by expiring options and research and development credits.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of September 30, 2022.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2022.

The purpose of this evaluation was to determine whether as of September 30, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

Upon identification of our material weakness that resulted in the restatement of our December 31, 2021 consolidated financial statements, we immediately began remediating our internal control over financial reporting. Specifically, we modified our supervisory review procedures over our tax professionals who perform the accounting and reporting of deferred taxes, to include detailed discussions with our tax professionals of current operations and changes in accounting standards and tax law that could affect our calculations, and detailed review including walkthrough of infrequent transactions and complex matters affecting deferred tax calculations. We have tested these procedures and believe the enhanced control is operating effectively. Additionally, our accounting professionals participated in deferred tax training to further enhance the technical ability of our personnel.

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

Index
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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of September 30, 2022, we had outstanding options, warrants and RSUs to purchase an aggregate of 7,443,130 shares of common stock representing approximately 10.4% of our total shares outstanding of which 5,109,386 were vested and therefore exercisable. To the extent outstanding stock options are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of September 30, 2022, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. In addition, a group of stockholders that, as of December 31, 2007, held 4,766,666 shares, or approximately 7% of our outstanding common stock, have entered into a voting agreement with us that requires them to vote all of their shares of our voting stock in favor of the director nominees approved by our Board of Directors at each director election going forward, and in a manner that is proportional to the votes cast by all other voting shares as to any other matters submitted to the stockholders for a vote. However, we cannot be certain how many shares of our common stock this group of stockholders currently owns. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
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

Although we believe that we currently maintain effective control over our disclosures and procedures and internal control over financial reporting, we have identified in the past and may identify in the future deficiencies regarding the design and effectiveness of our system of internal control over financial reporting. If we experience any material weaknesses in our internal control over financial reporting in the future or are unable to provide unqualified management or attestation reports about our internal controls, we may be unable to meet financial and other reporting deadlines and may incur costs associated with remediation, and any of which could cause our share price to decline. Moreover, if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our common stock could decline, and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our common stock.

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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between October 1, 2021, and September 30, 2022, the reported last adjusted closing price on the NYSE American LLC, and now NYSE, for our common stock ranged between $1.03 and $4.36 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	Developments or lack thereof in any then-outstanding litigation;

•	Quarterly variations in our operating results;

•	Large purchases or sales of common stock or derivative transactions related to our stock;

•	Actual or anticipated announcements of new products or services by us or competitors;

•	General conditions in the markets in which we compete; and

•	General social, political, economic, and financial conditions, including the significant volatility in the global financial markets.

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

Index
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

Our reported net income has fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $12.0 million for the nine months ended September 30, 2022. We had a net loss of $42.9 million for the year ended December 31, 2021 and net income of $280.4 million for the year ended December 31, 2020. As of September 30, 2022, we had an accumulated deficit of $63.0 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Index
ITEM 5 — EXHIBITS

Exhibit Number	Description
31.1	Certification of the President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: November 8, 2022