Form 10-K
period 2022-12-31
VirnetX Holding Corp
filed 2023-03-31
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was $73,662,208 based upon the closing price of the common shares of the registrant on June 30, 2022. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

71,424,650 shares of the registrant’s Common Stock were outstanding as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 relating to the registrant’s 2023 Annual Meeting of Stockholders.

Index
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products, expected growth, future business plans and costs and the impact of potential, ongoing litigation and the expectation of future stockholder distributions. Any statement that is not historical in nature is a forward- looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part, and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. This may imply that VirnetX may soon receive over $500 million in cash; however, Apple has appealed to the Federal Circuit with regards to the judgement from the district court. Oral arguments for this appeal were heard on September 8, 2022. On March 31, 2023, the Federal Circuit issued its decision vacating the district court’s judgement in this matter and remanding it back to the district court with instructions to dismiss the case as moot. We are evaluating all of our available options in this matter, including potentially seeking rehearing or certiorari review. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™, GABRIEL Connection Technology™ and our Secured Domain Names. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future licensing or software revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks, including but not limited to a perception by some potential partners and customers that they should await the outcome of the Apple II litigation before entering or considering entering any agreement with us, and that or other factors may prevent significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD- LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Index
PART I

Item 1.	Business

The Company

We are an Internet security software and technology company with industry-leading, patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, VirnetX Matrix™, and Gabriel Connection Technology™, are designed to be device- and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our next-generation, VirnetX One™ platform builds upon our patented Secure Domain Names and GABRIEL Connection Technology™ to further enhance the security and efficiency of our patented secure communication links.  VirnetX One™ is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks. Our platform allows businesses and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

Our War Room™ software product provides an industry leading, safe, and secure video conferencing meeting environment where sensitive communications and data is invisible to those not authorized to view it. War Room™ validates permissions of all the users, and devices requesting access to any secure meeting room prior to granting access. We believe our War Room™ will be an attractive solution for government and law enforcement agencies as well as all professional sectors such as legal, financial, and medical where limiting access to confidential data is a critical requirement.

Our VirnetX Matrix™ product provides superior security for internet-enabled enterprise applications and their connected devices, and for control systems currently deployed by those enterprises (e.g., file servers, data back-up systems, VPN/firewalls). VirnetX MatrixTM provides a true “zero-trust” access protection, “single-click” ease of use, and is a highly-effective added layer of protection that is deployed simply, without the need for changes to an enterprise’s existing, in-place infrastructure. We believe VirnetX Matrix™ is an attractive solution for all businesses, cloud and on-premise application service providers, and OEMs, looking to improve visibility and management of their networks to mitigate morphing attacks on their networks and for real time access and control of their users.

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

During the fourth quarter of 2022 and the first quarter of 2023, the Company engaged in discussions with certain third-parties to pitch the capabilities of VirnetX One™. The Company believes that these parties have interest to secure devices and systems in areas such as healthcare, finance, legal, oil and gas, medical, law enforcement, national defense and related support industries. Although there can be no assurance in this regard, the Company believes that there are opportunities for Company products sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

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

The shift to remote work and expansion of the enterprise network perimeter has driven the growth of ZTNA solutions. The Zero Trust concept treats all networks like the Internet, where all users and devices are untrusted by default. Their location within the network is not a factor for deciding trust. Each user and device on the network requires authentication and authorization, based on policy, prior to accessing any applications or resources on the network. ZTNA facilitates security around remote work, because Zero Trust policies enable granular access control, end-to-end encryption of network communications and remove application visibility from the public Internet which reduces the potential attack surface. Based on our estimates, using publicly available market data, we believe that the Zero Trust security market size is projected to grow from $24.8 billion in 2022 to over $60 billion by 2027, at a Compound Annual Growth Rate (CAGR) of 19.4% during the forecast period. We believe Zero Trust represents a growing market and an ideal fit for our technology and products.

The global coronavirus COVID-19 pandemic forced many organizations to shift their business processes – and their employees are having to embrace a work-from-home or “hybrid” culture on a scale never before attempted. Remote work has accelerated the adoption of video conferencing and meeting applications across all industries making them essential tools for connection with remote customers, workforces, and employees to limit person-to-person direct contact. Based on our estimates, using publicly available market data, we believe that the worldwide video conferencing market size is projected to grow from $7.69 billion in 2022 to $18.1 billion by 2027, at a CAGR of 18.7% during the forecast period. This rapid adoption, learning curve and demand to continue working remotely has created significant security concerns and breaches for enterprises. Our market research has focused on security conscious verticals such as healthcare, banking, legal and government where security breaches can significantly impact outcomes. In many cases, these enterprises adopted industry standard video conferencing tools and are now looking at more secure alternative solutions. Enterprises want video conferencing solutions that protect their information and allow them greater security control and visibility, while continuing to be reliable, easy to use and cost effective. Enterprises in these verticals are also looking for video conferencing solutions that integrate into their existing workflows and better align with specific use cases instead of forcing them to adapt to more one size fits all solutions on the market. We believe our War Room™ represents a starting point to offer secure video conferencing tools built on a Zero Trust architecture.

Cloud computing growth has rapidly expanded as enterprises continue to move applications and services to the cloud. The cloud offers scalability, operations and development efficiency and remote access benefits for their workforce. The cloud technology adoption is expected to continue to increase quite significantly in industries where the work-from-home initiative is helped to sustain enterprise business functions. However, shifting critical data to the cloud has resulted in security concerns and the need for enterprises to control access and gain visibility into how information is being used, who is accessing it and where it is going. Based on our estimates, using publicly available market data, we believe that the global cloud computing security market size is expected to grow from approximately $43.6 billion in 2022 to over $92.7 billion by 2028, at a CAGR of 13.4% during the forecast period. We believe our scalable technology allows enterprises to secure applications and services regardless of whether hosting is on-premise or in the cloud.

As billions of connected Internet of Things (“IoT”) devices come online in support of enterprise operations, products, and industrial controls they will need to be secured and integrated into the enterprise. Facilitated by advancements in 4G/Advanced LTE and high-speed 5G networks, IoT devices will be able to operate from any network, transmit higher volumes of data including video streaming and sensor data collection and require real-time decisions based on that data. Without next generation security, these IoT devices represent a large attack surface that manages and controls critical enterprise infrastructure. These IoT devices can operate from anywhere, and will need to be secured with the same level of network security and ZTNA solutions enterprises are already deploying for their remote workforce. We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 5G and 4G/LTE Advanced wireless networks and IoT communications. Based on our estimates, using publicly available market data, we believe that the size of the global Industrial IoT security market is projected to grow from $4.76 billion in 2022 to approximately $23.17 billion by 2028 at a CAGR of 30.2% during the forecasted period with a growing investment in securing the infrastructure around these devices.

Our Approach & Strategy

We believe that VirnetX One™ software products are positioned to help enterprises adapt to the rapidly evolving threat landscape in work environments and the growing need to secure communications regardless of a user’s location, network, or device using our GABRIEL Connection Technology™.

VirnetX One™ products deliver ZTNA, allowing enterprises to secure their information, control access and gain visibility into how information is being used, who is accessing it and where it is going. Our patented technology allows enterprises to license our technology for integration into their products and services, easily deploy our technology through our VirnetX One™ family of products for endpoint security or securing their communications with our mobile and desktop applications.

Index
Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our VirnetX One™ and GABRIEL Connection Technology™ as the industry standard security platforms. Key elements of our strategy are to:

•	Actively recruit partners in various vertical markets, including healthcare, finance, legal, government to help us expand our enterprise customer base.

•	Promote our next-generation VirnetX One™ platform as a solution for delivering ZTNA, and securing enterprise applications, services, and infrastructure.

•	Continue to grow our technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™.

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

•	Promote VirnetX Matrix™ enterprise applications, services, and infrastructure.

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

•
Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with industry participants OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence, and unified communications end-markets.

•
Highly experienced research and development team. Our research and development team is comprised of nationally recognized network security and encryption technology scientists and experts that have worked together as a team for over ten years. During their careers, this team has developed several cutting-edge technologies for U.S. national defense, intelligence, and civilian agencies, many of which remain critical to our national security today. Prior to joining VirnetX, our team worked for Leidos, during which time they invented the core technology that is the foundation of our current technology and software. Based on the collective knowledge and experience of our development team, we believe that we have one of the most experienced and sophisticated groups of security experts researching vulnerability and threats to real-time communication over the Internet and developing solutions to mitigate these problems.

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

Index
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

We are seeking further licensing of our technology, to developers and original equipment manufacturers, or OEMs, of chips, servers, Desktop, mobile devices such as smart phones, tablets, laptops, net books, and other devices, within the IP-telephony, mobility, fixed- mobile convergence, and unified communications markets including 5G and 4G/LTE. We have published our royalty rates and guidelines on our website. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Marketing and Sales

We employ a leveraged, partner-oriented, marketing strategy for our technology licenses and software product offerings. We have successfully signed a number of Resellers & Managed Service Provider Agreements in various market segments, including, healthcare, finance, legal, government, etc., to assist us in selling our software products to their customers. A list of our partners can be found on our website at https://virnetx.com/partners. We plan to continue working on a number of sales and marketing promotions, in the U.S. and Japan, to recruit more resellers and partners along with direct sales programs as we seek to extend out our customer base internationally.

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

We intend to continue to license our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. We intend to seek further license of our technology and software products, to enterprise customers, developers and original equipment manufacturers, or OEMs, of chips, servers, Desktop, mobile devices such as smart phones, tablets, laptops, net books, and other devices, within the IP-telephony, mobility, fixed- mobile convergence, and unified communications markets including 5G and 4G/LTE. We have published our royalty rates and guidelines on our website at https://virnetx.com/licensing. All forward moving licenses have adhered to these guidelines and have met or exceeded these rates and we will use these rates and guidelines in all future license negotiations.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

Index
We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our portfolio includes many patents that describe unique systems and methods for securing real- time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our U.S. patents is available on our website located at http://www.virnetx.com. Each patent is publicly accessible on U.S. Patent and Trademark Office website at http://www.uspto.gov. Some of our issued U.S. and foreign patents expire at various times during the period from 2023 to 2034.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate future filings, the information set forth on the United States Patent and Trademark Office (the “USPTO”) website, shall not be deemed to be a part of or incorporated by reference into any such filings. We do not warrant the accuracy, or completeness or adequacy of the USPTO website, and expressly disclaim liability for errors or omissions on such website.

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

Government Regulation

We are subject to various federal, state, local, and foreign laws and regulations, including those relating to privacy, data protection and security, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax.  Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on how we operate our business.

In particular, the laws governing online secure communications remain unsettled in various respects, even in areas where there has been legislative action. Uncertainty regarding the interpretation and enforcement of laws governing matters such as intellectual property, privacy, data protection and libel in the context of online communications and media is likely to remain. New and existing legislation, or changes in its interpretation and enforcement, may interfere with the growth in use of online secure communications and decrease the acceptance of online secure communications as a viable solution, which could adversely affect our business.

Due to the Internet’s increasing and evolving use, new laws regulating secure communications may be adopted. These laws and regulations may cover, among other things, issues relating to privacy, data protection, cybersecurity, pricing, taxation, telecommunications over the Internet, content, copyrights, distribution and quality of products and services. We intend to work to comply with all new applicable laws and regulations as they are adopted and put in force. New and evolving laws and regulations, and changes in their enforcement and interpretation, may have material impacts upon our development and commercialization plans or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business, financial condition, and results of operations.

Index
The U.S. government has controlled the authoritative domain name system, or DNS, root server since the inception of the Internet. On July 1, 1997, the President of the United States directed the U.S. Secretary of Commerce to privatize the management of the domain name system in a manner that increases competition and facilitates international participation in its management.

On September 29, 2006, the U.S. Department of Commerce extended its delegation of authority by entering into a new agreement with the Internet Corporation for Assigned Names and Numbers, or ICANN, a California non-profit corporation headquartered in Marina Del Rey, California. ICANN is responsible for managing the accreditation of registry providers and registrars that manage the assignment of top- level domain names associated with the authoritative DNS root directory. Although it is possible to create and manage other DNS root directories privately without accreditation from ICANN, the possibility of conflicting name and number assignments makes it less likely that users would widely adopt a top-level domain name associated with an alternative DNS root directory provided by a non-ICANN- accredited registry service.

Employees and Human Capital

As of December 31, 2022, we had 25 full and part time employees, most of whom work remotely from our corporate offices. We have had a work-from-home workforce since our inception. The emphasis of our employees is on our technology research and product development with 14 employees focused on this effort. Our team has been working on enhancing our products and adding new functionality along with successfully filing several new patent applications in 2022. We also continue building our sales and marketing teams to expand our product-lines and customer base. In 2021, we added a Chief Operating Officer to our team in Japan who will be focused on growing our market and products in that region.

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

Summary Risk Factors

An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment.

You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below.

•	Our business has been, and may continue to be, negatively affected by shareholders intent upon alternate business strategies.

•	We may not generate significant sales revenues from our new software products and services.

•	We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

•	We may not be able to capitalize on market opportunities related to our product strategy, our licensing strategy or our patent portfolio.

Index
•	If we are not able to adequately protect our patent rights and trade secrets, our business would be negatively impacted.

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

Risks Related to Our Business and Our Financial Reporting

Our business has been, and may continue to be, negatively affected by shareholders intent upon alternate business strategies.

Responding to actions by activist shareholders is costly and time-consuming, has diverted some the attention of management, our board of directors and our employees, and may be disruptive to our operations. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. The change in composition of our board of directors could jeopardize our ability to execute our strategic plan and materially harm our business. Due to the current status of our ongoing litigation proceedings, it is critical for us to retain our current board members for proper and timely execution of our strategy in this matter for maximizing shareholder equity value. Additionally, if customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

We may not generate significant sales revenues from our new software products and services.

In March and April 2022, we launched War Room™ and VirnetX Matrix™ on our VirnetX One™ platform in the U.S. We currently expect to launch these products in Asia Pacific and Europe in fiscal year 2023. We also intend to continue to introduce new products on our VirnetX One™ platform in the future. The introduction and launch of new products is subject to significant costs, risks of slow market acceptance, and variable costs and timing of customer acquisition. While we believe our software products will be attractive to businesses, government agencies, cloud and on-premise application service providers, and OEMs, if we are unable to overcome these risks, we may never generate significant revenue from the sales of these products.

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterparties to our litigation include large, well-financed companies with substantially greater resources than us. Patent litigation is risky, and the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. Furthermore, any awards we receive may be subject to obligations to Leidos and fee arrangements with outside counsel. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which could reduce our ability to return cash to our shareholders by way of distributions or otherwise to develop and commercialize our products.

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

If we are not able to adequately protect our patent rights and trade secrets, our business would be negatively impacted.

We believe our patents are valid, enforceable, and valuable. Notwithstanding this belief, third parties may make claims of infringement or invalidity claims with respect to our patents or become aware of our trade secrets by way of leaks from bad actors within or outside of our employee base or otherwise, and such claims could give rise to material cost for defense or settlement or both, and such claims or leaks could jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our related revenues, or otherwise materially and adversely affect our business. Additionally, several of our patents are currently, and other patents may in the future be, subject to USPTO post-grant inter partes review proceedings (“IPR”) which may result in all, or part of these patents being invalidated, or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs or material leaks of trade secrets may result in losses, exhaustion of financial resources, reduction in our ability to protect our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in protecting our intellectual property rights, they may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including the following:

•
New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. For instance, the United States Supreme Court has modified some tests used by the USPTO in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, in 2012, the United States enacted sweeping changes to the United States patent system under the Leahy-Smith America Invents Act, including changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents;

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information.  It is possible that we may have to expend additional financial and other resources to address such problems. The COVID-19 pandemic has resulted in increasing vulnerability to cyber-attacks, as more individuals and companies work online, which increases these risks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

A security breach or other security incident, or the perception any such event has occurred, could require a substantial level of financial resources to address and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, inquiries, and other proceedings or actions by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation, result in a loss of customers, and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our operating results and financial condition.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data which began on January 1, 2022, with enforcement beginning July 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have all enacted legislation that has become, or will become, effective in  2023. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Index
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

The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and other third parties with whom we interact. We continue to require all employees to work remotely and have also suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees and consultants travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person could negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. In addition, the COVID-19 pandemic may disrupt the operations of our customers, partners, suppliers, and other third-party providers for an indefinite period of time, including as a result of travel restrictions, adverse effects on budget planning processes, and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. More generally, despite continued actions taken by governments and businesses to attempt to contain and treat the disease, and related variants, including the distribution and administration of effective vaccines, the COVID-19 pandemic could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect our business.

Risks Related to Ownership of Our Common Stock

We do not regularly pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

Index
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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of December 31, 2022, we had outstanding options, warrants and RSUs to purchase an aggregate of 7,393,130 shares of common stock representing approximately 10% of our total shares outstanding of which 5,260,355 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of December 31, 2022, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

•
Advance notice requirements for director nominations and for business to be brought before stockholder meetings: Stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows and in very specific form in order to have the matter voted on at a stockholder meeting. This has the effect of giving our Board of Directors and management more time to react to stockholder proposals generally and could also have the effect of permitting us to disregard a stockholder proposal to the extent such proposal is not submitted in accordance with the bylaws.

•
No stockholder actions by written consent: No stockholder or group of stockholders may take action by written consent. Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.

•
Super majority requirement for stockholder amendments to the bylaws: Stockholder proposals to alter or amend our bylaws or to adopt new bylaws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares of our common stock.

•
No ability of stockholders to call a special meeting of the stockholders: A special meeting of the stockholders, other than as required by statute, may be called at any time by the Board of Directors, or by the chairman of the board, or by the president, but a special meeting may not be called by any other person or persons and any power of stockholders to call a special meeting of stockholders is specifically denied. This could mean that stockholders, even those who represent a significant percentage of our shares of common stock, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

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

Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the NYSE, such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE minimum bid price requirement or prevent future non-compliance with NYSE’s listing requirements.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition, and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), such as our restatement of our previously issued consolidated financial statements, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2022, and December 31, 2022, the adjusted closing price on the NYSE for our common stock ranged between $1.03 and $2.69 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

The trading price of our common stock has been historically volatile and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to the following:

•	Price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment;

•	Volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	Changes in operating performance and stock market valuations of other companies generally, or those in our industry;

Index
•	Sales of shares of our common stock by us or our stockholders;

•	Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	The financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	Announcements by us or our competitors of new products or services;

•	The public’s reaction to court rulings, our press releases, other public announcements, and filings with the SEC;

•	Rumors and market speculation involving us or other companies in our industry;

•	Actual or anticipated changes in our results of operations;

•	Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	Announced or completed acquisitions of businesses or technologies by us or our competitors;

•	New laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	Changes in accounting standards, policies, guidelines, interpretations, or principles;

•	Any significant change in our management;

•	Other events or factors, including those resulting from war, incidents of terrorism, pandemics, including the COVID-19 pandemic, or responses to these events; and

•	General economic conditions such as rising inflation or interest rates in the United States and slow or negative growth of our markets.

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, global pandemics (such as the COVID-19 pandemic), interest rate changes the stability of the EU including, but not limited to, effects from the exit of the United Kingdom, the Russia-Ukraine conflict  or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

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

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $36.3 million for the year ended December 31, 2022. We had a net loss of $42.9 million for the year ended December 31, 2021 and net income of $280.4 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $87.2 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Risks Related to Restatement of our Consolidated Financial Statements

We have had to restate our previously issued consolidated financial statements and as part of that process identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and results of operations.

On May 9, 2022, the audit committee of our board of directors concluded, after discussion with our management and Farber Hass Hurley LLP, our auditors, that the previously issued financial statements during the year ended December 31, 2021 (1) should no longer be relied upon due to an overstatement of the Company’s deferred tax asset, as described in the Amendment, and (2) require restatement. As part of the restatement process, we identified a material weakness in our internal control over financial reporting. We remediated our procedures to address the material weakness and believe the enhanced control is operating effectively. Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares and other securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock. There is also the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements.

Index
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

Holders of Record

As of March 28, 2023, we had 56 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividend Policy

See Note 8 in the notes to our consolidated financial statements.

Since our founding as a public company in 2007, each time we have been successful in generating cash relating to the successful outcome of litigation, we have made a special distribution to common shareholders. In 2010, a distribution of $0.50 per common share closely followed a litigation outcome that resulted in our receipt of $200 million. In 2020, a distribution of $1.00 per share closely followed a litigation outcome that resulted in our receipt of $454 million. On March 30, 2023, we declared a special cash dividend of $1.00 per common share to be paid on or about April 17, 2023 to shareholders of record on April 10, 2023. Including this special dividend, over the course of VirnetX’s history as a public company VirnetX will have distributed over $165.9 million in cash to shareholders. If the final outcome of the Apple II litigation described elsewhere in this Form 10-K results in proceeds to us, we are committed to distribute to our shareholders a substantial portion of the net proceeds (after legal costs, licensing costs and taxes), after the case concludes.

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

The graph below matches VirnetX Holding Corp’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

Index

	12/17	12/18	12/19	12/20	12/21	12/22

VirnetX Holding Corp	100.00	64.86	102.70	186.05	95.98	47.99
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
RDG Technology Composite	100.00	93.54	133.70	208.19	249.39	169.48

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

We are an Internet security software and technology company with industry-leading, patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, VirnetX Matrix™, and Gabriel Connection Technology™, are designed to be device- and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment network security solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Index
Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our next-generation, VirnetX One™ platform builds upon our patented Secure Domain Names and GABRIEL Connection Technology™ to further enhance the security and efficiency of our patented secure communication links. VirnetX One™ is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks. Our platform allows enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

Our War Room™ software product provides an industry leading, safe, and secure video conferencing meeting environment where sensitive communications and data is invisible to those not authorized to view it. War Room™ validates permissions of all the users, and devices requesting access to any secure meeting room prior to granting access. We believe our War Room™ will be an attractive solution for government agencies and law enforcement as well as all professional sectors such as legal, financial, and medical where limiting access to confidential data is a critical requirement.

Our VirnetX Matrix™ product provides superior security for internet-enabled enterprise applications and their connected devices, and for control systems currently deployed by those enterprises (e.g., file servers, data back-up systems, VPN/firewalls). VirnetX MatrixTM provides a true “zero-trust” access protection, “single-click” ease of use, and is a highly-effective added layer of protection that is deployed simply, without the need for changes to an enterprise’s existing, in-place infrastructure. We believe VirnetX Matrix™ is an attractive solution for all businesses, cloud and on-premise application service providers, and OEMs, looking to improve visibility and management of their networks to mitigate morphing attacks on their networks and for real time access and control of their users.

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

During the fourth quarter of 2022 and the first quarter of 2023, the Company engaged in discussions with certain third-parties to pitch the capabilities of VirnetX One™. The Company believes that these parties have interest to secure devices and systems in areas such as healthcare, finance, legal, oil and gas, medical, law enforcement, national defense and related support industries. Although there can be no assurance in this regard, the Company believes that there are opportunities for Company products sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

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

Our employees include the core development team behind our patent portfolio, technology, and software. Some members of this team have worked together for over twenty years and were on same team that invented and developed this technology while working at Leidos. The team has continued its research and development work and expanded the set of patents we acquired in 2006 from Leidos, into a larger patent portfolio. This portfolio now serves as the foundation of our products, services, and our licensing business. It is expected to generate most of our future revenue in license fees and royalties. We intend to continue our efforts to develop new products and technologies and further strengthen and expand our patent portfolio. We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights forum of our patents.

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

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. We incurred approximately $1,123, $791, and $324 in rental fees and reimbursements to the LLC in 2022, 2021 and 2020, respectively. We pay for the Company’s business usage of the aircraft and have no right to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

Index
Results of Operations (all amounts in this section are expressed in thousands)

Revenue

	2022	2021	2020
Revenue	$48	$35	$302,636

Revenue generated in 2022 was $48, compared to $35 in 2021 and $302,636 in 2020. In 2020, we collected a lump sum payment of $454,034 from Apple, Inc., as a result of a favorable court decision relating to a patent infringement case. The one-time payment included past royalties, damages for willful infringement, interest, court costs and attorneys’ fees. See Note 2 in the notes to our consolidated financial statements for more information.

We recognized royalty revenue as part of license agreements entered into with customers during the patent infringement actions (see “Litigation”). These revenues relate to payment for use of our patented technology prior to the signing of a license agreement, and royalty payments after the execution of the license agreements.

Licensing Costs

	2022	2021	2020
Licensing costs	$(4)	$(9,083)	$90,101

Included in operating expenses for 2020 was $90,101 in licensing costs we incurred in conjunction with the proceeds received in the case regarding Apple, Inc. discussed above. Accrued licensing costs of $9,083 were reversed in the year ended December 31, 2021, as a result of litigation. See Note 12 in the notes to our consolidated financial statements for more information.

Research and Development Expenses

	2022	2021	2020
Research and Development	$6,406	$5,577	$8.830

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred.

Our research and development expenses in 2022 were $6,406 compared to $5,577 in 2021 and $8,830 in 2020. The fluctuation in 2022 compared to 2021 and 2020 was primarily due to changes in engineering staff compensation costs.

Selling, General and Administrative Expenses

	2022	2021	2020
Selling, General and Administrative	$15,722	$52,715	$45,812

Selling, general and administrative expenses include compensation costs for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services.

Our selling, general and administrative expenses in 2022 were $15,722 compared to $52,715 in 2021 and $45,812 in 2020. The volatility within selling, general and administrative expenses was primarily due to legal fees related to cases involving the defense of our patents. Legal fees were $3,305, $41,828, and $30,699 in 2022, 2021 and 2020, respectively and represented approximately 21% of selling, general and administrative expenses for 2022 compared to 80% for 2021 and 67% for 2020.

Index
Gain on Settlement

In 2020, we recorded a gain of $41,271 pursuant to a favorable court ruling in the case regarding Apple, Inc. discussed above. See Note 2 in the notes to our consolidated financial statements for more information.

Interest and Other Income, net

	2022	2021	2020
Interest and Other Income	$1,848	$48	$108,288

Interest and other income in 2022 was $1,848 compared to $48 in 2021 and $108,288 in 2020. During 2020 we received interest of $108,221 pursuant to a favorable court ruling in the case with Apple, Inc. discussed above. See Note 2 in the notes to our consolidated financial statements for more information.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
United States federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(0.55)%	(0.31)%	0.17%
Valuation allowance	(91.21)%	—%	(12.22)%
Stock based compensation	(9.44%)	(6.68)%	(0.01)%
R&D Credit	1.22%	0.19%	(0.21)%
Other	(0.29)%	(1.57)%	0.06%
Effective income tax rate	(79.27)%	12.63%	8.79%

The Company’s effective tax rate for 2022 and 2020 was substantially lower than the statutory Federal income tax rate primarily due to the change in valuation allowance. The Company’s effective tax rate for 2021 was substantially lower than the statutory Federal income tax rate primarily due to the effect of stock based compensation, including expiring options.

Liquidity and Capital Resources

As of December 31, 2022, our cash and cash equivalents totaled $86,561 and our short-term investments totaled $65,462 compared to $142,018 and $27,254, respectively, as of December 31, 2021.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2022, will be sufficient to fund our current level of selling, general and administration costs, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry and product sales in the United States and other markets around the world.

Universal Shelf Registration and ATM Offering

On July 30, 2018 we filed a universal shelf registration statement on SEC Form S-3. This replacement registration statement was declared effective by the SEC on August 16, 2018. We used the universal shelf proceeds for development and marketing of our software product and services, and general corporate purposes. The universal shelf registration expired August 16, 2021.

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

FINANCIAL STATEMENTS

Financial Statements Index

Page

Report of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets of VirnetX Holding Corporation as of December 31, 2022 and December 31, 2021	34
Consolidated Statements of Operations of VirnetX Holding Corporation for the years ended December 31, 2022, December 31, 2021 and, December 31, 2020	35
Consolidated Statements of Comprehensive (Loss) Income of VirnetX Holding Corporation for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	36
Consolidated Statements of Stockholders’ Equity of VirnetX Holding Corporation for the years ended December 31, 2022, December 31, 2021 and, December 31, 2020	37
Consolidated Statements of Cash Flows of VirnetX Holding Corporation for the years ended December 31, 2022, December 31, 2021, and December 31, 2020	38
Notes to Consolidated Financial Statements of VirnetX Holding Corporation	39

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of VirnetX Holding Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Index
Deferred Taxes

Description of the Matter
As discussed in Notes 2 and 10 to the financial statements, the Company recorded a full valuation allowance against the deferred tax assets as of December 31, 2022. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable income and available evidence, both positive and negative.

Our determination that valuation of deferred taxes is a critical audit matter results from the significant judgment by management when assessing the ability to realize the deferred tax assets, particularly as it relates to estimates of future taxable income. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to management’s assessment of the realizability of deferred tax assets.

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
-     We evaluated management’s assessment of all relevant data that would affect management’s estimate of future taxable income to determine whether a deferred tax asset would be realized in the future.

/s/ Farber Hass Hurley LLP
We have served as the Company’s auditor since 2008.
Chatsworth, California
March 31, 2023

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$86,561	$142,018
Investments available for sale	65,462	27,254
Accounts receivables	14	17
Prepaid income tax	—	—
Prepaid expenses and other current assets	224	203
Total current assets	152,261	169,492
Prepaid expenses and other assets	703	1,056
Property and equipment, net	11	18
Deferred tax asset	—	15,950
Total assets	$152,975	$186,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$373	$338
Accrued payroll and related expenses	311	270
Accrued licensing costs	—	355
Other liabilities, current	47	58
Total current liabilities	731	1,021

Other liabilities	—	46
Total liabilities	731	1,067
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2022 and December 31, 2021, Issued and outstanding: 0 shares at December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2022 and December 31, 2021, Issued and outstanding: 71,424,650 and 71,232,856 shares, at December 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	239,746	236,445
Accumulated deficit	(87,195)	(50,935)
Accumulated other comprehensive loss	(314)	(68)
Total stockholders’ equity	152,244	185,449
Total liabilities and stockholders’ equity	$152,975	$186,516

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	$48	$35	$302,636
Operating expense:
Licensing costs	(4)	(9,083)	90,101
Research and development	6,406	5,577	8,830
Selling, general and administrative expenses	15,722	52,715	45,812
Total operating expense	22,124	49,209	144,743
(Loss) income from operations	(22,076)	(49,174)	157,893
Gain on settlement	—	—	41,271
Interest and other income, net	1,848	48	108,288
(Loss) income before taxes	(20,228)	(49,126)	307,452
Income tax (provision) benefit	(16,032)	6,205	(27,023)
Net (loss) income	$(36,260)	$(42,921)	$280,429
Basic (loss) earnings per share	$(0.51)	$(0.60)	$3.96
Diluted (loss) earnings per share	$(0.51)	$(0.60)	$3.92
Weighted average shares outstanding basic	71,335,046	71,159,458	70,850,311
Weighted average shares outstanding diluted	71,335,046	71,159,458	71,615,843

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net (loss) income	$(36,260)	$(42,921)	$280,429
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on investments, net	(246)	(51)	—
Change in foreign currency translation, net	—	(4)	1
Total other comprehensive (loss) gain, net of tax	(246)	(55)	1
Comprehensive (loss) income	$(36,506)	$(42,976)	$280,430

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Year Ended
	December 31,
	2022	2021	2020
Total shareholders’ equity, beginning balances	$185,449	$224,437	$5,628

Common stock and additional paid-in capital:
Beginning balances	236,452	232,464	223,244
Common stock issued for cash, net	—	—	4,488
Common stock issued for options/RSUs, net	(29)	(196)	690
Warrants issued for services	—	—	104
Stock-based compensation	3,330	4,184	3,938
Ending balances	239,753	236,452	232,464

Accumulated deficit (retained earnings)
Beginning balances	(50,935)	(8,014)	(217,602)
Net (loss) income	(36,260)	(42,921)	280,429
Dividends	—	—	(70,841)
Ending balances	(87,195)	(50,935)	(8,014)

Accumulated other comprehensive loss:
Beginning balances	(68)	(13)	(14)
Change in unrealized investment (loss) gain, net	(246)	(51)	—
Change in foreign currency translation, net	—	(4)	1
Ending balances	(314)	(68)	(13)

Total shareholders’ equity, ending balances	$152,244	$185,449	$224,437

Dividends per share	$—	$—	$1.00

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(36,260)	$(42,921)	$280,429
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	7	4	5
Stock-based compensation	3,330	4,184	3,938
Amortization of warrants issuance costs	—	34	69
Deferred income taxes	16,032	(6,901)	(9,049)
Changes in assets and liabilities:
Prepaid expenses and other current assets	331	271	419
Accounts payable and accrued liabilities	35	(316)	(692)
Other liabilities	(54)	60	(193)
Accrued payroll and related expenses	41	50	(67)
Accrued licensing costs	(355)	(9,083)	9,438
Accounts receivable	3	(9)	(3)
Prepaid income taxes	(3)	2,905	(2,905)
Net cash (used in) provided by operating activities	(16,893)	(51,722)	281,389
Cash flows from investing activities:
Purchase of property and equipment	—	(11)	—
Purchase of investments	(67,070)	(26,332)	(33,065)
Proceeds from sale or maturity of investments	28,535	27,371	7,112
Net cash (used in) provided by investing activities	(38,535)	1,028	(25,953)
Cash flows from financing activities:
Proceeds from exercise of options	—	—	1,046
Proceeds from sale of common stock	—	—	4,488
Dividends paid on common stock	—	—	(70,841)
Taxes paid on cashless exercise of restricted stock units	(29)	(196)	(356)
Net cash used in financing activities	(29)	(196)	(65,663)
Net (decrease) increase in cash and cash equivalents	(55,457)	(50,890)	189,773
Cash and cash equivalents, beginning of period	142,018	192,908	3,135
Cash and cash equivalents, end of period	$86,561	$142,018	$192,908
Cash paid for income taxes	$2	$2	$38,977

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share, per share and per device amounts)

Note 1 − Formation and Business of the Company

VirnetX Holding Corporation, which we refer to as “we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to derive revenue from selling our software products including VirnetX War Room™ and VirnetX Matrix™ and licensing our technology, including VirnetX One™, and our secure domain name technology GABRIEL Connection Technology™, to various original equipment manufacturers (“OEMs”) and others, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets or who seek to secure their systems and applications. During 2020, we had revenues from settlement of a patent infringement dispute whereby we received consideration for past sales of licensee that utilized our technology, where there was no prior patent license agreement.

Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the Internet and such covers all our technology and other products. Some of our issued U.S. and foreign patents expire at various times during the period from 2023 to 2034.

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

Index
Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. In 2022, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

The 2017 U.S. Tax Cuts and Jobs Act changes IRC Section 174, regarding capitalization of book research and development (“R&D”) expenses for income tax purposes.  Effective for tax years beginning in 2022 IRC Section 174 requires the capitalization of book R&D expenses which are capitalized and amortized over 5 years for domestic R&D expenses and over 15 years for foreign R&D expenses.  To date there has been limited guidance from the IRS on how to quantify the amount of book R&D expenses subject to capitalization, including the indirect expenses supporting the R&D function.  Due to the limited guidance, some assumptions were made in our estimates.

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

Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2022	2021
Office furniture	$79	$79
Computer equipment	92	92
Total	171	171
Less accumulated depreciation	(160)	(153)
Total property and equipment, net	$11	$18

Depreciation expense for 2022, 2021 and 2020 was $7, $4, and $5, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We lease our offices under an operating lease with a third party expiring in October 2023. We recognize rent expense on a straight-line basis over the term of the lease. Rent expense was $54 in 2022 and $56 for both 2021 and 2020. Future minimum rents due under the lease total $46 in 2023, when the lease expires.

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. We incurred approximately $1,123, $791, and $324 in rental fees and reimbursements to the LLC in 2022, 2021 and 2020, respectively. We pay for the Company’s business usage of the aircraft and have no right to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

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

Index
In April 2021, the Board approved an amendment and restatement of the 2013 Plan to, among other things, increase the shares reserved under the Plan by 2,500,000 shares (the “Plan Amendment”). Our stockholders approved the Plan Amendment at the 2021 Annual Meeting of the Stockholders held on June 3, 2021. The 2013 Plan generally provides for the granting of shares of our common stock, including stock options and RSUs. Options may be granted under the 2013 Plan with an exercise price determined by our Board of Directors, or a duly appointed committee thereof, provided, however, that the exercise price of an option granted to any employee shall be not less than 100% of the fair market value at the date of grant in the case of ISOs or 85% of the fair market value at the date of grant in the case of an NSO. The exercise price of an ISO or NSO granted to one of our Named Executive Officers shall not be less than 100% fair market value of the shares at the date of grant and the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted under the 2013 Plan typically vest over four years and have a 10-year term. All RSUs are considered to be granted at the fair value of our stock on the date of grant because they have no exercise price. RSUs typically vest over four years. As of December 31, 2022, there were 1,563,345 shares available for grant under the 2013 Plan.

Note 6 − Stock-Based Compensation

The following tables summarize information and activity under the plan for the indicated periods.

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 1.22 - 1.58	801,004	9.40	$1.48	122,001	9.38	$1.45
$ 2.35 - 6.95	5,504,396	5.66	$4.50	4,602,729	5.17	$4.42
$ 14.52 - 35.05	510,625	0.93	$20.32	510,625	0.93	$20.32
	6,816,025	5.75	$5.33	5,235,355	4.86	$5.90

	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,630,021	$8.49	—	$—
Options granted	747,500	6.07	—	—
Options exercised	(262,031)	3.99	—	—
Options cancelled	(302,969)	5.30	—	—
Outstanding at December 31, 2020	5,812,521	$8.55	—	$—
Options granted	999,500	4.43	—	—
Options exercised	—	—	—	—
Options cancelled	(414,584)	22.54	—	—
Outstanding at December 31, 2021	6,397,437	$6.99	—	$—
Options granted	801,004	1.48	—	—
Options exercised	—	—	—	—
Options cancelled	(382,416)	25.06	—	—
Outstanding at December 31, 2022	6,816,025	$5.33	5.75	$3
Options exercisable at December 31, 2022	5,235,355	$5.90	4.86	$2

Index
	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2019	498,489	$4.71	$—
RSUs granted	218,329	6.89	—
RSUs vested	(212,495)	4.63	—
RSUs cancelled	—	—	—
Outstanding at December 31, 2020	504,323	$5.69	$—
RSUs granted	236,661	4.61	—
RSUs vested	(215,165)	5.23	—
RSUs cancelled	(16,664)	5.45	—
Outstanding at December 31, 2021	509,155	$5.38	$—
RSUs granted	258,363	1.46	—
RSUs vested	(215,413)	5.15	—
RSUs cancelled	—	—	—
Outstanding at December 31, 2022	552,105	$3.65	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2022, which was $1.30 and the exercise price of the options. For options exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise. In 2022 and 2021, no options were exercised. In 2020, we received cash proceeds of $1,046 from stock options exercised. The total intrinsic value of options exercised was $151 in 2020.

Stock-based compensation expense is included in operating expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Stock options	$2,303	$3,067	$2,872
RSUs	1,027	1,117	1,066
Total stock-based compensation expense	$3,330	$4,184	$3,938

As of December 31, 2022, there was $3,972 of unrecognized stock-based compensation expense related to unvested stock options and $1,449 of unrecognized stock-based compensation expense related to unvested RSUs. These costs are expected to be recognized over a weighted-average period of 2.66 and 2.43 years, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected stock price volatility	85.39%	90.58%	93.45%
Risk-free interest rate	3.09%	1.06%	0.63%
Expected life term	6.2 years	6.2 years	6.2 years
Expected dividends	0%	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $1.09, $3.32 and $4.62 per share during 2022, 2021 and 2020, respectively.
The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors.

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options and RSUs under our stock plan and warrants. During 2022 and 2021, we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive during those years.

Index
The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(36,260)	$(42,921)	$280,429

Basic weighted average number of shares outstanding	71,335	71,159	70,850
Effect of dilutive securities	—	—	766
Diluted weighted average number of shares outstanding	71,335	71,159	71,616

Basic (loss) earnings per share	$(0.51)	$(0.60)	$3.96
Diluted (loss) earnings per share	$(0.51)	$(0.60)	$3.92

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

On July 30, 2018 we filed a universal shelf registration statement on SEC Form S-3. This replacement registration statement was declared effective by the SEC on August 16, 2018. We used the universal shelf proceeds for development and marketing of our software product and services, and general corporate purposes. The universal shelf registration expired August 16, 2021.

Dividends

On May 8, 2020, we declared a special cash dividend to shareholders of record as of the close of business on May 18, 2020 of $1 per share of common stock, payable on May 26, 2020. The timing and amounts of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2021	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable December 31, 2022	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

In April 2020, 25,000 warrants with an exercise price of $7.00 per share expired.

Note 9 − Employee Benefit Plan

We sponsor a defined contribution 401k plan covering substantially all our employees. Our matching contribution to the plan was approximately $179, $145, and $112 in 2022, 2021 and 2020, respectively.

Index
Note 10 − Income Taxes

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current:
Federal	$—	$661	$35,122
State	3	35	950
Foreign	—	—	—
	3	696	36,072
Deferred:
Federal	15,920	(7,025)	(8,816)
State	109	124	(233)
	16,029	(6,901)	(9,049)
Total income tax (benefit) provision	$16,032	$(6,205)	$27,023

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
United States federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(0.55)%	(0.31)%	0.17%
Valuation allowance	(91.21)%	—	(12.22)%
Stock based compensation	(9.44)%	(6.68)%	(0.01)%
R&D Credit	1.22%	0.19%	(0.21)%
Other	(0.29)%	(1.57)%	0.06%
Effective income tax rate	(79.27)%	12.63%	8.79%

The Company’s effective tax rate for 2022 and 2020 was substantially lower than the statutory Federal income tax rate primarily due to the change in valuation allowance. The Company’s effective tax rate for 2021 was substantially lower than the statutory Federal income tax rate primarily due to the effect of stock based compensation, including expiring options.

Deferred tax assets (liabilities) consist of the following:

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets:
Reserves and accruals	$147	$58
Research and development credits and other credits	430	92
Net operating loss carry forward	11,988	9,519
Stock based compensation	5,018	6,287
Other	970	—
Total deferred tax assets	$18,553	$15,956

Valuation allowance	(18,553)	—
Deferred tax assets after valuation allowance	—	15,956

Total deferred tax liability – depreciation and amortization	—	(6)

Net deferred tax assets	$—	$15,950

Pursuant to changes in IRC Section 174 effective for 2022, we capitalized direct and indirect research and development costs in our tax return totaling $5,140; $514 of these expenses will be amortized in our 2022 tax return. At December 31, 2022, we had federal and state net operating loss carryforwards of approximately $57,085 and $108,745, respectively. Federal net operating loss carryforwards do not expire. None of the state net operating loss carryforward is apportioned to a deferred tax asset, because currently we do not have operations in states where losses accumulated. The state net operating loss carryforward begins expiring in 2029.

Index
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2022, we have no uncertain tax positions.
Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits generated in these years were utilized in 2020. The statute of limitation for these years shall expire three years after the date of filing 2020 income tax returns, which is October 2024.
Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued in 2022.

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

The following table shows the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our financial assets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$16,949	$—	$—	$16,949	$16,949	$—
Level 1:
Mutual funds	66,493	—	—	66,493	66,493	—
U.S. agency and treasury securities	68,958	9	(386)	68,581	3,119	65,462
	135,451	9	(386)	135,074	69,612	65,462
Total	$152,400	$9	$(386)	$152,023	$86,561	$65,462

Index
	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$35,428	$—	$—	$35,428	$35,428	$—
Level 1:
Mutual funds	106,590	—	—	106,590	106,590	—
U.S. agency and treasury securities	27,304	—	(50)	27,254	—	27,254
	133,894	—	(50)	133,844	106,590	27,254
Total	$169,322	$—	$(50)	$169,272	$142,018	$27,254

The maturities of our investments generally range from within one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

Note 12 − Litigation (all dollar amounts in this section are expressed in thousands except for rates per device)

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

On February 22, 2021, USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. The briefing is complete, and oral arguments were held on September 8, 2022. On March 31, 2023, the Federal Circuit issued its decision vacating the district court’s judgement in this matter and remanding it back to the district court with instructions to dismiss the case as moot. We are evaluating all of our available options in this matter, including potentially seeking rehearing or certiorari review.

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

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter were held on September 8, 2022. On March 30, 2023, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of the ‘135 patent and the ‘151 patent to be unpatentable. We are evaluating all of our available options in this matter, including potentially seeking rehearing or certiorari review.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593. VirnetX filed its opening brief on September 12, 2022. The USPTO filed its response brief on December 20, 2022. VirnetX filed its reply brief on February 14, 2023, and we currently await scheduling of oral arguments.

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

VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief was filed on August 22, 2022. Apple and USPTO each filed a response brief on December 28, 2022. VirnetX filed its reply brief on February 8, 2023, and we currently await scheduling of oral arguments.

Index
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1997) (“Apple Reexam II”)

On July 6, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,697 involving our U.S. Patent No. 7,490,151. On October 17, 2022, we filed a motion to remand the appeal in light of the PTAB’s refusal to permit Director rehearing. On January 23, 2023, the USCAFC denied that motion without prejudice to the parties raising their arguments in the merits briefs. VirnetX’s opening brief is currently due April 24, 2023.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 22-2234)

On September 16, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,851 involving our U.S. Patent No. 7,418,504. We filed our opening brief on February 28, 2023.

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

Note 13 − Leases

We lease office space under an operating lease which expires on October 31, 2023. At December 31, 2022, the underlying ROU asset and lease liability totaled $45. At December 31, 2021, the underlying ROU asset and lease liability totaled $98. Lease expense totaled $54 in 2022 and $56 in 2021 and 2020.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and originally expired in 2024. In September 2020, the lease was extended for one year to 2025, due to COVID use-restrictions. No other terms of the original agreement were affected and there was no impact on cash flow. At December 31, 2022 and 2021, the ROU asset totaled $648 and $948, respectively; lease expense totaled $300, $300 and $356, during 2022, 2021 and 2020, respectively.

Note 14 − Subsequent Event
On March 30, 2023, we declared a special cash dividend of $1.00 per common share to be paid on or about April 17, 2023 to shareholders of record on April 10, 2023. If the final outcome of the Apple II litigation described elsewhere in this Form 10-K results in proceeds to us, we are committed to distribute to our shareholders a substantial portion of the net proceeds (after legal costs, licensing costs and taxes), after the case concludes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2022.

The purpose of this evaluation was to determine whether as of December 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We modified supervisory review procedures over the tax professionals who perform the accounting and reporting of deferred taxes, to include detailed discussions of current operations and changes in accounting standards and tax law that could affect our calculations, and detailed review including walkthrough of infrequent transactions and complex matters affecting deferred tax calculations. We have tested these procedures and believe the enhanced control is operating effectively. Additionally, our accounting professionals participated in deferred tax accounting training to further enhance our in-house technical abilities. There were no other changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Changes made in our internal control over financial reporting during the period ended December 31, 2022 are discussed above; no other change were made to our internal control over financial reporting during the period, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated in this report by reference.

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

As of December 31, 2022, there were 1,563,345 shares available to be granted under the Plan. We had 6,816,025 and 6,397,437 options outstanding as of December 31, 2022 and December 31, 2021, respectively, with an average exercise price of $5.33 and $6.99, respectively. We had 552,105 and 509,155 RSUs outstanding as of December 31, 2022 and December 31, 2021, respectively, with a weighted average grant price of $3.65 and $5.38, respectively.

Index
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	7,368,130	$5.21	1,563,345
Equity compensation plans not approved by security holders	—	—
Total	7,368,130	$5.21	1,563,345

On June 3, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) granted 37,500 stock options and 24,999 RSUs to members of our Board of Directors. On June 7, 2022, the Compensation Committee granted 763,504 stock options and 233,364 RSUs to our employees.

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

Index
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.	Filed Herewith
3.1	Certificate of Incorporation of the Company.	8-K	3.1	11/01/2007	000-26895
3.2	Amended and Restated Bylaws of the Company.	8-K	3.1	1/27/2023	001-33852
4.2	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.3	Form of Senior Indenture.	S-3	4.2	07/30/2018	333-226413
4.4	Form of Subordinated Indenture.	S-3	4.4	07/30/2018	333-226413
4.5	Description of Capital Stock.	10-K	4.6	03/16/2020	001-33852
10.1	Form of Indemnification Agreement.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan, as amended.	DEF 14A	Appendix A	04/13/2021	001-33852
10.6*	Form of Stock Option Agreement – 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.7*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.12	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.13**	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.14	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.15	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.16	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.17	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.18**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.19**	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.20**	Amended and Restated Revenue Sharing Agreement by and between the Company and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.1	11/09/2017	001-33852
10.21	Amended and Restated Gabriel License Agreement by and between the Company and Public Intelligence Technology Associates, dated October 18, 2017.	10-Q	10.2	11/09/2017	001-33852
10.22	Sales Agreement, dated August 31, 2018, by and between the Company and Cowen and Company, LLC.	8-K	10.1	08/31/2018	001-33852
10.23*	Hire Letter by and between Katherine Allanson and the Company, dated as of September 1, 2021.	10-Q	10.1	11/08/2021	001-33852
21.1	Subsidiaries of VirnetX Holding Corporation.	10-K	21.1	03/16/2021	001-33852

Index
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (contained on signature page hereto)	X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.	X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.	X
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted by the SEC as to certain portions of this exhibit.

***	Portions of this exhibit have been omitted pending a determination by the SEC as to whether these portions should be granted confidential treatment.

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

Dated: March 31, 2023

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

Name	Capacity	Date

/s/Kendall Larsen	Director, Chief Executive Officer and President	March 31, 2023
Kendall Larsen	(Principal Executive Officer)

/s/Katherine Allanson	Chief Financial Officer	March 31, 2023
Katherine Allanson	(Principal Financial Officer and Principal Accounting Officer)

/s/Robert D. Short III	Director	March 31, 2023
Robert D. Short III

/s/Gary Feiner	Director	March 31, 2023
Gary Feiner

/s/Michael F. Angelo	Director	March 31, 2023
Michael F. Angelo

/s/Thomas M. O’Brien	Director	March 31, 2023
Thomas M. O’Brien