Form 10-Q
period 2023-03-31
VirnetX Holding Corp
filed 2023-05-15
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.
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

71,424,650 shares of the registrant’s Common Stock were outstanding as of May 10, 2023.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products, expected growth, future business plans and costs, the impact of potential, ongoing litigation and the expectation of future stockholder distributions, and statements regarding the Company's efforts and ability to regain compliance with the New York Stock Exchange (“NYSE”) continued listing standard. Any statement that is not historical in nature is a forward- looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. These statements include our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part, and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. Apple appealed to the Federal Circuit with regards to the judgement from the district court, and, March 31, 2023, the Federal Circuit issued its decision vacating the district court’s judgement in this matter and remanding it back to the district court with instructions to dismiss the case as moot. We make statements in this quarterly report that we are evaluating all of our available options in this matter, including potentially seeking rehearing or certiorari review and this may imply that the March 31, 2023, circuit decision may be reversed; however, we might not pursue options that could lead to reversal, or if we do we may not be successful.  In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™, GABRIEL Connection Technology™ and our Secured Domain Names. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future licensing or software revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks, may prevent significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,050	$86,561
Investments available for sale	52,367	65,462
Accounts receivables	4	14
Prepaid expenses and other current assets	614	224
Total current assets	150,035	152,261
Prepaid expenses and other assets	614	703
Property and equipment, net	10	11
Total assets	$150,659	$152,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,692	$373
Accrued payroll and related expenses	365	311
Accrued dividends	71,429	—
Other liabilities, current	37	47
Total current liabilities	73,523	731

Other liabilities	—	—
Total liabilities	73,523	731
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2023 and December 31, 2022; Issued and outstanding: 0 shares at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2023 and December 31, 2022; Issued and outstanding: 71,424,650 shares at March 31, 2023 and 71,424,650 at December 31, 2022	7	7
Additional paid-in capital	240,428	239,746
Accumulated deficit	(163,091)	(87,195)
Accumulated other comprehensive loss	(208)	(314)
Total stockholders’ equity	77,136	152,244
Total liabilities and stockholders’ equity	$150,659	$152,975

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$2	$5
Operating expense:
Licensing costs	—	(4)
Research and development	1,368	1,227
Selling, general and administrative	4,548	3,185
Total operating expense	5,916	4,408
Income (loss) from operations	(5,914)	(4,403)
Interest and other income, net	1,369	24
Income (loss) before taxes	(4,545)	(4,379)
Income tax (expense) benefit	78	1,059
Net income (loss)	$(4,467)	$(3,320)
Basic income (loss) per share	$(0.06)	$(0.05)
Diluted income (loss) per share	$(0.06)	$(0.05)
Weighted average shares outstanding - basic	71,425	71,233
Weighted average shares outstanding - diluted	71,425	71,233

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$(4,467)	$(3,320)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	107	(171)
Change in foreign currency translation, net of tax	(1)	(3)
Total other comprehensive income (loss)	106	(174)
Comprehensive income (loss)	$(4,361)	$(3,494)

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Total shareholders’ equity, beginning balances	$152,244	$185,449

Common stock and additional paid-in capital:
Beginning balances	239,753	236,452
Stock-based compensation	682	778
Ending balances	240,435	237,230

Accumulated deficit:
Beginning balances	(87,195)	(50,935)
Net (loss) income	(4,467)	(3,320)
Dividends	(71,429)	—
Ending balances	(163,091)	(54,255)

Accumulated other comprehensive loss:
Beginning balances	(314)	(68)
Change in unrealized investment gain/loss, net	107	(171)
Change in foreign currency translation, net	(1)	(3)
Ending balances	(208)	(242)

Total shareholders’ equity, ending balances	$77,136	$182,733

Dividends per share	$1.00	$—

See accompanying notes to condensed consolidated financial statements.

Index

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(4,467)	$(3,320)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	1	2
Deferred tax assets	—	(1,059)
Bad debt	10	—
Stock-based compensation	682	778
Changes in assets and liabilities:
Accounts receivables	—	5
Prepaid expenses and other assets	(301)	(369)
Accounts payable	1,320	313
Accrued payroll and related expenses	54	60
Accrued licensing costs	—	(355)
Other liabilities	(10)	(17)
Net cash (used in) operating activities	(2,711)	(3,962)
Cash flows from investing activities:
Purchase of investments	(16,638)	(4,060)
Proceeds from sale or maturity of investments	29,838	2,412
Net cash provided by (used in) investing activities	13,200	(1,648)
Net change in cash and cash equivalents	10,489	(5,610)
Cash and cash equivalents, beginning of period	86,561	142,018
Cash and cash equivalents, end of period	$97,050	$136,408
Non-cash transactions
Dividends approved and accrued on March 30, 2023, paid in April 2023	$71,429	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation (the “Company,” “we,” “us,” or “our”) is an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, VirnetX Matrix™, and Gabriel Connection Technology™, are designed to be device- and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2023, our results of operations for the three months ended March 31, 2023 and 2022, and our cash flows for the three months ended March 31, 2023 and 2022. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023.

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

Licensing Costs

Included in operating expenses in 2022 is a refund of licensing costs we incurred in conjunction with a favorable court decision relating to a patent infringement case.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the three months ended March 31, 2023, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

The 2017 U.S. Tax Cuts and Jobs Act changes IRC Section 174, regarding capitalization of book research and development (“R&D”) expenses for income tax purposes. Effective for tax years beginning in 2022, IRC Section 174 requires the capitalization of book R&D expenses which are capitalized and amortized over 5 years for domestic R&D expenses and over 15 years for foreign R&D expenses. To date there has been limited guidance from the IRS on how to quantify the amount of book R&D expenses subject to capitalization, including the indirect expenses supporting the R&D function. Due to the limited guidance, some assumptions were made in our estimates.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$12,867	$—	$—	$12,867	$12,867	$—
Level 1:
Mutual funds	67,667	—	—	67,667	67,667	—
U.S. agency and treasury securities	69,071	25	(213)	68,883	16,516	52,367
	136,738	25	(213)	136,550	84,183	52,367
Total	$149,605	$25	$(213)	$149,417	$97,050	$52,367

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$16,949	$—	$—	$16,949	$16,949	$—
Level 1:
Mutual funds	66,493	—	—	66,493	66,493	—
U.S. agency and treasury securities	68,958	9	(386)	68,581	3,119	65,462
	135,451	9	(386)	135,074	69,612	65,462
Total	$152,400	$9	$(386)	$152,023	$86,561	$65,462

Index
New Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs. This Update does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Update is effective for all entities for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. We do not have a supplier finance program currently in place, and, therefore, there was no impact on our financial position or cash flows as a result.

Note 3 — Income Taxes

For the three months ended March 31, 2023, we recognized an income tax benefit of $78 on loss before taxes of $4,545, which is an effective tax rate of 1.71%. The effective rate is lower than the statutory federal rate primarily due to the change in valuation allowance. For the three months ended March 31, 2022, we recognized an income tax benefit of $1,059 on loss before taxes of $4,379, an effective tax rate of 24.45%. The effective rate is higher than the statutory federal rate primarily due to the effect of research and development tax credits. Management determined that a full valuation allowance should be provided against net deferred income tax assets at March 31, 2023.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities because we utilized the NOLs and tax credits generated in those years in 2020. The statute of limitation for those years shall expire three years after the date of filing 2020 income tax returns.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2022 and March 31, 2023, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at March 31, 2023.

Note 4 — Commitments and Related Party Transactions

We lease our office under an operating lease with a third party which expires on October 31, 2023 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $287 compared to $265 in fees and reimbursements to the LLC during the three months ended March 31, 2023 and 2022, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock Based Compensation

Our stockholders are being asked to approve the Amended and Restated Equity Incentive Plan (the “Amended 2013 Plan”) at our annual shareholders’ meeting in June 2023. Our shareholder-approved 2013 Equity Incentive Plan (the “Prior Plan”) expired March 29, 2023; no further awards will be made under the Prior Plan, but the Amended 2013 Plan will govern awards granted under the Prior Plan.

Stock-based compensation expense included in general and administrative expense was $371 and $466, and in research and development expense was $311 and $312, for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, we did not grant any options or RSUs.

As of March 31, 2023, the unrecognized stock-based compensation expense related to unvested stock options and RSUs was $3,484 and $1,256, respectively, which will be amortized over an estimated weighted average period of approximately 2.47 and 2.18 years, respectively.

Note 6 — Equity

Common Stock

We issued no shares for options exercised during the three months ended March 31, 2023 or 2022, respectively. We issued no shares as a result of vesting RSUs during the three months ended March 31, 2023 or 2022.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2022	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable March 31, 2023	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

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

On February 22, 2020, the USDC issued a scheduling order for the parties to brief the court about the need for a new trial for recalculating the damages. We filed our motion for entry of judgment on February 28, 2020. The arguments on this matter were heard on April 14, 2020. In its order, unsealed on May 1, 2020, the USDC denied VirnetX’s motion for entry of a new judgment based on the prior jury verdict and ordered a new jury trial on damages. On August 10, 2020, the USDC granted Apple’s motion for continuance and reset the date to October 26, 2020. On October 30, 2020, a jury returned a $502,800 verdict in favor of VirnetX based on Apple’s infringement of two network security patents: VirnetX US Patents No. 6,502,135 and No. 7,490,151. The jury verdict called for damages of $0.84 per accused device since the 2013 launch of Apple’s iOS 7 operating system and represents 598,629,580 infringing units from US sales only. On January 15, 2021, the USDC denied Apple’s motion for judgment as a matter of law, and on February 4, 2021, Apple filed a notice of appeal to the USCAFC.

On February 22, 2021, the USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. Oral arguments were held on September 8, 2022. On March 31, 2023, the USCAFC issued its decision vacating the USDC’s judgement in this matter and remanding it back to the USDC with instructions to dismiss the case as moot. On April 20, 2023, VirnetX filed a motion to extend the time to file a petition for rehearing from May 1, 2023, until June 5, 2023, and remains pending.

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

Index
On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter were held on September 8, 2022. On March 30, 2023, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of the ‘135 patent and the ‘151 patent to be unpatentable. On April 19, 2023, VirnetX filed a motion to extend the time to file a petition for rehearing from May 15, 2023, until June 5, 2023.  That motion was granted on April 20, 2023.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593. VirnetX filed its opening brief on September 12, 2022. The USPTO filed its response brief on December 20, 2022. VirnetX filed its reply brief on February 14, 2023, and we currently await scheduling of oral arguments. VirnetX has filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639.  That motion, filed on April 18, 2023, and remains pending.

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
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief was filed on August 22, 2022. Apple and USPTO each filed a response brief on December 28, 2022. VirnetX filed its reply brief on February 8, 2023, and we currently await scheduling of oral arguments. VirnetX has, however, filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639.  That motion, filed on April 18, 2023, and remains pending.

VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1997) (“Apple Reexam II”)

On July 6, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,697 involving our U.S. Patent No. 7,490,151. On October 17, 2022, we filed a motion to remand the appeal in light of the PTAB’s refusal to permit Director rehearing. On January 23, 2023, the USCAFC denied that motion without prejudice to the parties raising their arguments in the merits briefs. VirnetX’s opening brief was filed on May 10, 2023, and remains pending.

Index
VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 22-2234)

On September 16, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,851 involving our U.S. Patent No. 7,418,504. We filed our opening brief on February 28, 2023, and remains pending.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 23-1765)

On April 7, 2023, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,714 involving our U.S. Patent No. 7,490,151. The certified list is due to be filed by the USPTO by May 30, 2023, and our opening brief will be due 60 days thereafter.  In addition, on April 21, 2023, Cisco filed a cross-appeal. Cisco’s response brief was filed on May 10, 2023.

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

Note 8 — Leases

We lease office space under an operating lease which expires on October 31, 2023. On March 31, 2023, the underlying ROU asset and lease liability totaled $31. On December 31, 2022, the underlying ROU asset and lease liability totaled $45. For the three months ended March 31, 2023 and 2022, lease expense totaled $14 and $13, respectively.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On March 31, 2023 and December 31, 2022, the ROU asset totaled $573 and $648, respectively. For the three months ended March 31, 2023 and 2022, lease expense totaled $75 and $75, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(4,467)	$(3,320)

Denominator:
Weighted-average basic shares outstanding	71,425	71,233
Effect of dilutive securities	—	—
Weighted-average diluted shares	71,425	71,233

Basic (loss) earnings per share	$(0.06)	$(0.05)
Diluted (loss) earnings per share	$(0.06)	$(0.05)

We incurred a net loss for the three months ended March 31, 2023 and 2022; therefore, all potentially dilutive securities representing shares of common stock (7,353,129 in 2023 and 6,931,592 in 2022) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

In April 2023, the Company paid $71,429 for a special dividend of $1 per share. Additionally in April 2023, the Company paid $7,245 for a special bonus to employees.

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview
We are an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, VirnetX Matrix™, and Gabriel Connection Technology™, are designed to be device- and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information. Our portfolio of intellectual property is the foundation of our business model. We currently own approximately 205 total patents and pending applications, including 72 U.S. patents/patent applications and 133 foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

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

Our War Room™ software product provides safe and secure video conferencing meeting environment where sensitive communications and data is invisible to those not authorized to view it. War Room™ validates permissions of all the users, and devices requesting access to any secure meeting room prior to granting access. We believe our War Room™ will be an attractive solution for government and law enforcement agencies as well as all professional sectors such as legal, financial, and medical where limiting access to confidential data is a critical requirement.

Our VirnetX Matrix™ product provides superior security for internet-enabled enterprise applications and their connected devices, and for control systems currently deployed by those enterprises (e.g., file servers, data back-up systems, VPN/firewalls). VirnetX Matrix™ provides a true “zero-trust” access protection, “single-click” ease of use, and is a highly-effective added layer of protection that is deployed simply, without the need for changes to an enterprise’s existing, in-place infrastructure. We believe VirnetX Matrix™ is an attractive solution for all businesses, cloud and on-premise application service providers, and OEMs, looking to improve visibility and management of their networks to mitigate morphing attacks on their networks and for real time access and control of their users.

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

New Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs. This Update does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Update is effective for all entities for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. We do not have a supplier finance program currently in place, and, therefore, there was no impact on our financial position or cash flows as a result.

NYSE Deficiency

On May 12, 2023, we received a written notification from the NYSE that as of May 11, 2023, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month, our common stock has a closing share price, and a 30 trading-day average closing share price, of at least $1.00. If we do not regain compliance within six months, NYSE may commence suspension and delisting procedures with respect to our common stock. If shares of our common stock are delisted from the NYSE, there may be no public market for our common shares. Any over-the-counter or other public market that does develop would likely be characterized by decreased liquidity and greater volatility, which may materially and adversely affect the value of our common shares. We intend to notify NYSE that we intend to cure the continued listing standard deficiency and to return to compliance with Section 802.01C. However, our common stock share price may not meet the applicable requirements during the cure period ending on November 12, 2023 and there can be no assurances that further options to cure the deficiency that we may consider can or will be effectuated as an alternative to proceeding to delisting.

There can be no assurance that we regain compliance with the NYSE continued listing standard. Any potential delisting of our common stock from the NYSE would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with either of the above-mentioned NYSE continued listing standard.

Results of Operation
Three Months Ended March 31, 2023
Compared with the Three Months Ended March 31, 2022
(in thousands, except per share amounts)

Revenue

We recognized revenue of $2 and $5, in the three months ended March 31, 2023 and 2022 respectively.

Licensing Costs

Licensing costs of $4 for the three months ended March 31, 2022 is a refund of licensing costs we incurred in conjunction with a favorable court decision relating to a patent infringement case.

Research and Development Expenses

Our research and development expenses increased by $141 to $1,368 for the three months ended March 31, 2023, from $1,227 for the three months ended March 31, 2022. The increase in 2023 was primarily due to higher engineering employee benefits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1,363 to $4,548 for the three months ended March 31, 2023, from $3,185 for the three months ended March 31, 2022. The increase is primarily due to increased legal fees and outside services.

Liquidity and Capital Resources

As of March 31, 2023, our cash and cash equivalents totaled approximately $97,050 and our short-term investments totaled approximately $52,367, compared to cash and cash equivalents of approximately $86,561 and short-term investments of approximately $65,462 at December 31, 2022, respectively. Working capital was $76,512 at March 31, 2023, and $151,530 at December 31, 2022.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2023, will be sufficient to fund our current level of operating expense, including legal expenses, our recently declared dividend and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Dividends

On March 30, 2023, we declared a one-time cash dividend of $1 per share of common stock, payable on April 17, 2023 to shareholders of record as of the close of business on April 10, 2023. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Income Taxes

For the three months ended March 31, 2023, we recognized an income tax benefit of $78 on loss before taxes of $4,545, which is an effective tax rate of 1.71%. The effective rate is lower than the statutory federal rate primarily due to the change in valuation allowance. For the three months ended March 31, 2022, we recognized an income tax benefit of $1,059 on loss before taxes of $4,379, an effective tax rate of 24.45%. The effective rate is higher than the statutory federal rate primarily due to the effect of research and development tax credits. Management determined that a full valuation allowance should be provided against net deferred income tax assets at March 31, 2023.

Index
Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Off-Balance Sheet Arrangements

None.

Index
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We invest our excess cash primarily in highly liquid instruments including time deposits, money market funds, and U.S. agency and treasury securities. We seek to limit the amount of our credit exposure to any one issuer.

Investments in fixed rate instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of March 31, 2023.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2023.

The purpose of this evaluation was to determine whether as of March 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Responding to actions by activist shareholders is costly and time-consuming, has diverted some the attention of management, our board of directors and our employees, and may be disruptive to our operations. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. Additionally, if customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

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

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterparties to our litigation include large, well-financed companies with substantially greater resources than us. Patent litigation is risky, and the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. For example, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of certain patents to be unpatentable and in Apple II the federal circuit issued its decision vacating the district court’s judgment in the matter and remanding back to the district court with instruction to dismiss the case as moot, which has resulted in volatility in our stock price. Furthermore, any awards we receive may be subject to obligations to Leidos and fee arrangements with outside counsel. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources, volatility in our stock price or other adverse effects, which could reduce our ability to return cash to our shareholders by way of distributions or otherwise to develop and commercialize our products.

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

Index
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

We believe our patents are valid, enforceable, and valuable. Notwithstanding this belief, third parties may make claims of infringement with respect to our products or services or invalidity claims with respect to our patents or become aware of our trade secrets by way of leaks from bad actors within or outside of our employee base or otherwise, and such claims could give rise to material cost for defense or settlement or both, and such claims or leaks could jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our related revenues, or otherwise materially and adversely affect our business. Additionally, several of our patents are currently, and other patents may in the future be, subject to USPTO post-grant inter partes review proceedings (“IPR”) which may result in all, or part of these patents being invalidated, or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs or material leaks of trade secrets may result in losses, exhaustion of financial resources, reduction in our ability to protect our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in protecting our intellectual property rights, they may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

Index
More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results, and future prospects.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information.  It is possible that we may have to expend additional financial and other resources to address such problems. The increase in remote work by our personnel and those of third parties, in recent years has resulted in increased vulnerability to cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR, and provides for a penalty regime similar to the GDPR. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (the “CPRA”), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have all enacted legislation that has become, or will become, effective in  2023. Iowa and Indiana have enacted similar legislation that becomes effective in 2025 and 2026, respectively. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

We currently generate revenue from a limited number of customers that have entered into settlement and license agreements. Our software products and services currently generate limited revenue, and it will take time for us to grow our installed user base and generate new customers. Additionally, there is no guarantee that we will be able to derive revenue from new customers, sustain or increase revenue from existing customers or replace customers from whom we currently generate revenue. As a result, our revenue may be limited or static, or it may cease entirely.

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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of March 31, 2023, we had outstanding options, warrants and RSUs to purchase an aggregate of 7,353,129 shares of common stock representing approximately 10% of our total shares outstanding of which 5,398,199 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of March 31, 2023, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

We are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, and, as a result, shares of our common stock may be delisted from the NYSE.

On May 12, 2023, we received a written notification from the NYSE that as of May 11, 2023, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month, our common stock has a closing share price, and a 30 trading-day average closing share price, of at least $1.00. If we do not regain compliance within six months, NYSE may commence suspension and delisting procedures with respect to our common stock. If shares of our common stock are delisted from the NYSE, there may be no public market for our common shares. Any over-the-counter or other public market that does develop would likely be characterized by decreased liquidity and greater volatility, which may materially and adversely affect the value of our common shares. We intend to notify NYSE that we intend to cure the continued listing standard deficiency and to return to compliance with Section 802.01C. However, our common stock share price may not meet the applicable requirements during the cure period ending on November 12, 2023 and there can be no assurances that further options to cure the deficiency that we may consider can or will be effectuated as an alternative to proceeding to delisting.

A delisting of our common stock could negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of common stock in the future. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing. The perceived decrease in value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition, and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations, and impose a global minimum tax which has agreement from, many countries and the Organization for Economic Cooperation and Development. Also, starting in fiscal year 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over fifteen years. If Congress does not modify or repeal this provision, it may reduce our cash flows. Further, the Inflation Reduction Act of 2022 (the “IRA”) became effective beginning on January 1, 2023, which imposes, among others, a 15% alternative minimum income tax on certain corporations and a 1% excise tax on certain stock buybacks. We do not currently expect that the IRA will have a material impact on our income tax liability. Other countries have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes on our future tax provisions.

Index
War, terrorism, other acts of violence, or natural or manmade disasters as well as macroeconomic conditions may affect the markets in which we operate, our clients and our service delivery.

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease, such as the COVID-19 pandemic. Our business may also be adversely affected by further downturn in macroeconomic conditions, including rising inflation and interest rates, global political and economic uncertainty and tensions, such as the ongoing Russia-Ukraine conflict as well as any related political or economic response, counter responses or otherwise, financial services sector instability, a reduction in business confidence and activity, financial market volatility, and other factors. Such events can adversely affect our operations or the economy as a whole and may cause our customers to delay their decisions on spending for the services we provide and perpetuate significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2022, and March 31, 2023, the adjusted closing price on the NYSE for our common stock ranged between $1.03 and $2.18 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA.” While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short selling market manipulation could cause our stock trading price to decline, to become more volatile, or both. For more information regarding trading in our common stock and listing on the NYSE, see additional risk factors included elsewhere in this Quarterly Report on Form 10-Q.

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been historically volatile and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to the following:

•	Price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment;

•	Volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

Index
•	Changes in operating performance and stock market valuations of other companies generally, or those in our industry;

•	Sales of shares of our common stock by us or our stockholders;

•	Failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	The financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	Announcements by us or our competitors of new products or services;

•	The public’s reaction to court rulings, our press releases, other public announcements, and filings with the SEC;

•	Rumors and market speculation involving us or other companies in our industry;

•	Actual or anticipated changes in our results of operations;

•	Actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	Litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	Announced or completed acquisitions of businesses or technologies by us or our competitors;

•	New laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	Changes in accounting standards, policies, guidelines, interpretations, or principles;

•	Any significant change in our management;

•	Other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events; and

•	General economic conditions such as rising inflation or interest rates in the United States and slow or negative growth of our markets.

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

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $4.5 million for the quarter ended March 31, 2023. We had a net loss of $36.3 million for the year ended December 31, 2022. We had a net loss of $42.9 million for the year ended December 31, 2021. As of March 31, 2023, we had an accumulated deficit of $163.1 million. The following include some of the factors that may cause our operating results to fluctuate:

•	The outcome of actions to enforce our intellectual property rights currently in progress or that we may undertake in the future, and the timing thereof such as Apple II;

•	The impact of the COVID-19 pandemic on our sales cycle and results;

•	The amount and timing of receipt of license fees from potential infringers, licensees, or customers;

•	The rate of adoption of our patented technologies;

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

ITEM 5 — OTHER INFORMATION

On May 12, 2023, we received a written notification (the “Notice”) from the NYSE that as of May 11, 2023, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period.

Pursuant to Section 802.01C, we have a period of six months following the receipt of the Notice to regain compliance with the minimum price criteria. In accordance with Section 802.01C, we plan to notify the NYSE within 10 business days of our receipt of the Notice of our intent to cure the deficiency, which may include, if necessary, effecting a reverse stock split, subject to approval by our board of directors and stockholders. We are already undertaking business initiatives and other actions that we believe will increase stockholder value and drive share price increases.

We may regain compliance with the minimum price criteria at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00, and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

The Notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during this period, subject to our compliance with the other continued listing requirements of the NYSE.

The Notice does not affect our business operations or reporting obligations with the SEC. We fully intend to regain compliance and will take necessary action to ensure that our common stock is not delisted.

Index
ITEM 6 — EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Bylaws of VirnetX Holding Corporation.	8-K	3.1	January 27, 2023	001-33852
10.1	Cooperation Letter Agreement, dated March 29, 2023, among The Radoff Family Foundation, Bradley L. Radoff, JEC II Associates, LLC, Michael Torok and VirnetX Holding Corporation.	8-K	10.1	March 30, 2023	001-33852
10.2	Warrant to Purchase Shares of Common Stock of the Company by and between the Company and Odeon Capital Group LLC, dated as of April 29, 2020.					x
31.1	Certification of the President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	Inline XBRL Instance Document.					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					x

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

Date: May 15, 2023