Form 10-Q
period 2023-06-30
VirnetX Holding Corp
filed 2023-08-11
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.
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

71,639,905 shares of the registrant’s Common Stock were outstanding as of August 10, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products, expected growth, future business plans and costs, the impact of potential and ongoing litigation, the expectation of future stockholder distributions, statements regarding the Company’s efforts and ability to regain compliance with the New York Stock Exchange (“NYSE”) continued listing standard, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part, and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. Apple appealed to the Federal Circuit with regards to the judgement from the district court. On March 31, 2023, the Federal Circuit issued its decision vacating the district court’s judgement in this matter and remanding it back to the district court with instructions to dismiss the case as moot. We make statements in this quarterly report that we are evaluating all of our available options in this matter, including potentially seeking rehearing or certiorari review and this may imply that the March 31, 2023 circuit decision may be reversed; however, we might not pursue options that could lead to reversal, or if we do, we may not be successful. In addition, the patents in this case are being challenged in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™, GABRIEL Connection Technology™ and our Secured Domain Name Registry and Technology. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future licensing or software revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks and may prevent significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION
INDEX

i

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,970	$86,561
Investments available for sale	40,259	65,462
Accounts receivables	4	14
Prepaid expenses and other current assets	480	224
Total current assets	66,713	152,261
Prepaid expenses and other assets	526	703
Property and equipment, net	8	11
Total assets	$67,247	$152,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$397	$373
Accrued payroll and related expenses	392	311
Accrued dividends	—	—
Other liabilities, current	24	47
Total current liabilities	813	731

Other liabilities	—	—
Total liabilities	813	731
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2023 and December 31, 2022; Issued and outstanding: 0 shares at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2023 and December 31, 2022; Issued and outstanding: 71,639,905 shares at June 30, 2023 and 71,424,650 at December 31, 2022	7	7
Additional paid-in capital	241,105	239,746
Accumulated deficit	(174,470)	(87,195)
Accumulated other comprehensive loss	(208)	(314)
Total stockholders’ equity	66,434	152,244
Total liabilities and stockholders’ equity	$67,247	$152,975

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$2	$34	$4	$39
Operating expense:
Licensing costs	—	—	—	(4)
Research and development	4,755	1,255	6,123	2,482
Selling, general and administrative	7,366	3,046	11,913	6,231
Total operating expense	12,121	4,301	18,036	8,709
(Loss) from operations	(12,119)	(4,267)	(18,032)	(8,670)
Interest and other income, net	740	203	2,108	229
(Loss) before taxes	(11,379)	(4,064)	(15,924)	(8,441)
Income tax (expense) benefit	—	(373)	78	684
Net (loss)	$(11,379)	$(4,437)	$(15,846)	$(7,757)
Basic (loss) per share	$(0.16)	$(0.06)	$(0.22)	$(0.11)
Diluted (loss) per share	$(0.16)	$(0.06)	$(0.22)	$(0.11)
Weighted average shares outstanding - basic	71,466	71,255	71,445	71,244
Weighted average shares outstanding - diluted	71,466	71,255	71,445	71,244

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss)	$(11,379)	$(4,437)	$(15,846)	$(7,757)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	3	(110)	110	(281)
Change in foreign currency translation, net of tax	(3)	(3)	(4)	(6)
Total other comprehensive income (loss)	—	(113)	106	(287)
Comprehensive (loss)	$(11,379)	$(4,550)	$(15,740)	$(8,044)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total shareholders’ equity, beginning balances	$77,136	$182,733	$152,244	$185,449

Common stock and additional paid-in capital:
Beginning balances	240,435	237,230	239,753	236,452
Common stock issued for options/RSUs, net	(5)	(29)	(5)	(29)
Stock-based compensation	682	812	1,364	1,590
Ending balances	241,112	238,013	241,112	238,013

Accumulated deficit:
Beginning balances	(163,091)	(54,255)	(87,195)	(50,935)
Net (loss)	(11,379)	(4,437)	(15,846)	(7,757)
Dividends	—	—	(71,429)	—
Ending balances	(174,470)	(58,692)	(174,470)	(58,692)

Accumulated other comprehensive loss:
Beginning balances	(208)	(242)	(314)	(68)
Change in unrealized investment gain/loss, net	3	(110)	110	(281)
Change in foreign currency translation, net	(3)	(3)	(4)	(6)
Ending balances	(208)	(355)	(208)	(355)

Total shareholders’ equity, ending balances	$66,434	$178,966	$66,434	$178,966

Dividends per share	$—	$—	$1.00	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(15,846)	$(7,757)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	3	3
Deferred tax assets	—	(685)
Bad debt	11	—
Stock-based compensation	1,364	1,590
Changes in assets and liabilities:
Accounts receivables	(1)	(2)
Prepaid expenses and other assets	(79)	(134)
Accounts payable	24	12
Accrued payroll and related expenses	81	63
Accrued licensing costs	—	(355)
Other liabilities	(23)	(31)
Net cash used in operating activities	(14,466)	(7,296)
Cash flows from investing activities:
Purchase of investments	(25,753)	(13,203)
Proceeds from sale or maturity of investments	51,062	5,688
Net cash provided by (used in) investing activities	25,309	(7,515)
Cash flows from financing activities:
Payment of dividends	(71,429)	—
Payment of payroll taxes on vested restricted stock units	(5)	(29)
Net cash used in financing activities	(71,434)	(29)
Net change in cash and cash equivalents	(60,591)	(14,840)
Cash and cash equivalents, beginning of period	86,561	142,018
Cash and cash equivalents, end of period	$25,970	$127,178
Cash paid for income taxes	$—	$2

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

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our next-generation, VirnetX One™ platform builds upon our patented Secure Domain Name Registry and Technology and GABRIEL Connection Technology™ to further enhance the security and efficiency of our patented secure communication links. VirnetX One™ is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks. Our platform allows businesses and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2023, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2023, our results of operations for the three and six months ended June 30, 2023 and 2022, and our cash flows for the six months ended June 30, 2023 and 2022. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the six months ended June 30, 2023, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

Index
Fair Value

The carrying amounts of our financial instruments, including cash equivalents, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Intangible Assets

We record intangible assets at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives, which can range from three to 15 years, on either a straight-line basis or as revenue is generated by the assets.

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

Index
Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally a vesting term of four years. We recognize forfeitures, if any, when they occur. In addition, we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued, as they vest, over the performance period (See Note 5 - Stock-Based Compensation).

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,693	$—	$—	$1,693	$1,693	$—
Level 1:
Mutual funds	20,077	—	—	20,077	20,077	—
U.S. agency and treasury securities	44,645	3	(189)	44,459	4,200	40,259
	64,722	3	(189)	64,536	24,277	40,259
Total	$66,415	$3	$(189)	$66,229	$25,970	$40,259

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$16,949	$—	$—	$16,949	$16,949	$—
Level 1:
Mutual funds	66,493	—	—	66,493	66,493	—
U.S. agency and treasury securities	68,958	9	(386)	68,581	3,119	65,462
	135,451	9	(386)	135,074	69,612	65,462
Total	$152,400	$9	$(386)	$152,023	$86,561	$65,462

Index
Note 3 — Income Taxes

For the three months ended June 30, 2023, we recognized no income tax on loss before taxes of $11,379, which is an effective tax rate of 0.0%. For the six months ended June 30, 2023, we recognized an income tax benefit of $78 on loss of $15,924, which is an effective tax rate of 0.49%. The effective rate is lower than the statutory federal rate primarily due to the change in valuation allowance. For the three months ended June 30, 2022, we recognized an income tax expense of $373 on loss before taxes of $4,064, an effective tax rate of 9.18%. For the six months ended June 30, 2022, we recognized an income tax benefit of $684 on loss before taxes of $8,441, which is an effective tax rate of 8.10%. The effective rate is lower than the statutory federal rate primarily due to the effect of stock-based compensation and expiring options, requiring us to reduce our deferred tax asset. Management provided a full valuation allowance against net deferred income tax assets at June 30, 2023.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities because we utilized the NOLs and tax credits generated in those years in 2020. The statute of limitation for those years shall expire three years after the date of filing 2020 income tax returns.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2022 and June 30, 2023, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at June 30, 2023.

Note 4 — Commitments and Related Party Transactions

We lease our office under an operating lease with a third party which expires on October 31, 2023 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $112 and $399 compared to $249 and $514 in fees and reimbursements to the LLC during the three and six months ended June 30, 2023 and 2022, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock Based Compensation

Our stockholders approved the Amended and Restated Equity Incentive Plan (the “A&R Plan”) at our annual shareholders’ meeting in June 2023, which added 3,500,000 shares to the plan. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, but the A&R Plan will govern awards granted under the prior plan. At June 30, 2023, there were 5,253,971 shares available for grant under the A&R Plan.

Stock-based compensation expense included in general and administrative expense was $393 and $487, and in research and development expense was $289 and $325, for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense included in general and administrative expense was $764 and $953, and in research and development expense was $600 and $637, for the six months ended June 30, 2023 and 2022, respectively.

During the three months ended June 30, 2023, we granted options for a total of 37,500 shares with a weighted average grant date fair value of $0.35 per option. During the three months ended June 30, 2022, we granted options for a total of 801,004 shares with a weighted average grant date fair value of $1.09 per option.

During the six months ended June 30, 2023, we granted options for a total of 37,500 shares with a weighted average grant date fair value of $0.35 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 81 percent volatility, (iii) 4% risk free rate and (iv) 6 years expected term. During the six months ended June 30, 2022, we granted options for a total of 801,004 shares with a weighted average grant date fair value of $1.09 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 86 percent volatility, (iii) 3 percent risk free rate and (iv) 6 years expected term.

During the three months ended June 30, 2023 and 2022, we granted 24,999 and 258,363 RSUs respectively, with weighted average fair values at the date of grant of $0.50 and $1.46, respectively. RSUs, which are subject to forfeiture if service terminates prior to the shares vesting, are expensed ratably over the vesting period. During the three months ended June 30, 2023 and 2022, we paid $5 and $29 in withholding taxes on shares issued upon conversion of RSUs, respectively. The underlying shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows. No RSUs were granted during the first three months of 2023 or 2022.

As of June 30, 2023, the unrecognized stock-based compensation expense related to non-vested stock options and RSUs was $3,009 and $1,074, respectively, which will be amortized over an estimated weighted average period of approximately 2.25 and 2.24 years, respectively.

During the three and six months ended June 30, 2023 and 2022 no options were exercised.

Index
During the three months ended June 30, 2023 and 2022, we issued 215,255 and 191,795 shares as a result of vesting RSUs, respectively. No shares were issued during the first three months of 2023 or 2022 as a result of vesting RSUs.

During the three ended June 30, 2023 and 2022, there were 213,125 and 255,000 options returned to the plan due to the 10-year expiration for unexercised options respectively. During six months ended June 30, 2023 and 2022, there were 253,125 and 255,000 options returned to the plan due to the 10-year expiration for unexercised options respectively.

Note 6 — Equity

Common Stock

We issued no shares for options exercised during the three and six months ended June 30, 2023 or 2022, respectively. We issued 215,255 and 191,795 shares as a result of vesting RSUs during the three months ended June 30, 2023 and 2022, respectively. No shares were issued during the first three months of 2023 or 2022 as a result of vesting RSUs.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2022	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable June 30, 2023	Expiration Date
25,000	$5.75	25,000	—	—	—	25,000	April 30, 2025

Note 7 — Litigation (all dollar amounts in this section are expressed in thousands except for rates per device)

We have several intellectual property infringement lawsuits pending in the United States Court of Appeals for the Federal Circuit (“USCAFC”).

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we filed a complaint against Apple Inc. (“Apple”) in United States District Court (“USDC”) in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. The USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post-trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty, and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. Apple filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (“USCAFC”) in the Apple II case.

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

Index
On February 22, 2021, the USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. Oral arguments were held on September 8, 2022. On March 31, 2023, the USCAFC issued its decision vacating the USDC’s judgement in this matter and remanding it back to the USDC with instructions to dismiss the case as moot. On July 14, 2023 the District Court vacated its prior Final Judgment against Apple dated January 6, 2021 and dismissed the case as moot. On May 1, 2023, VirnetX filed a petition for panel rehearing. On June 27, 2023, the petition for panel rehearing was denied, and the mandate issued on June 30, 2023.  The current deadline to file any petition for a writ of certiorari from the USCAFC’s decision is September 25, 2023.

VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc. (USCAFC Case 20-2271) and VirnetX Inc. v. Mangrove Partners Master Fund, Ltd., Apple Inc., and Black Swamp, LLC (USCAFC Case 20-2272)

On September 15, 2020, we filed with the USCAFC an appeal of the invalidity findings by the Patent Trial and Appeal Board (“PTAB”) in inter-partes review proceedings IPR2015-01046 and IPR2016-00062 involving our U.S. Patent No. 6,502,135, and an appeal of the invalidity findings by the PTAB in inter-partes review proceedings IPR2015-1047, IPR2016-00063, and IPR2016-00167 involving our U.S. Patent No. 7,490,151. On September 25, 2020, the USCAFC issued an order consolidating the two appeals. On December 15, 2020, we filed a motion to vacate the PTAB decisions below and to remand these appeals to the PTAB. On March 16, 2021, the USCAFC denied the motion without prejudice to us raising the challenges made in the motion in our opening brief. Our opening brief was filed on June 7, 2021.

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter were held on September 8, 2022. On March 30, 2023, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of the ‘135 patent and the ‘151 patent to be unpatentable. On June 5, 2023, VirnetX filed a petition for panel rehearing.  On June 22, 2023, the petition for panel rehearing was denied, and the mandate issued on June 29, 2023.  The current deadline to file any petition for a writ of certiorari from the USCAFC’s decision is September 20, 2023.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593. VirnetX filed its opening brief on September 12, 2022. The USPTO filed its response brief on December 20, 2022. VirnetX filed its reply brief on February 14, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639.  That motion was denied on June 1, 2023, and we currently await scheduling of oral arguments.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing. VirnetX’s opening brief was filed on June 23, 2022. The USPTO’s response brief was filed on August 2, 2022, and Cisco’s response brief was filed on September 2, 2022. VirnetX filed its reply brief on October 7, 2022. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639. That motion was denied on June 1, 2023, and we currently await scheduling of oral arguments.

Index
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief was filed on August 22, 2022. Apple and USPTO each filed a response brief on December 28, 2022. VirnetX filed its reply brief on February 8, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639.  That motion was denied on June 1, 2023, and we currently await scheduling of oral arguments.

VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1997) (“Apple Reexam II”)

On July 6, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,697 involving our U.S. Patent No. 7,490,151. On October 17, 2022, we filed a motion to remand the appeal in light of the PTAB’s refusal to permit Director rehearing. On January 23, 2023, the USCAFC denied that motion without prejudice to the parties raising their arguments in the merits briefs. VirnetX opening brief was filed on May 8, 2023, and Apple and the USPTO each filed a response brief on July 24, 2023.  VirnetX reply brief is currently due on August 14, 2023.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 22-2234)

On September 16, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,851 involving our U.S. Patent No. 7,418,504. We filed our opening brief on February 28, 2023. Cisco’s response brief was filed on May 10, 2023, and VirnetX reply brief was filed on June 21, 2023.  We currently await scheduling of oral arguments.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 23-1765)

On April 7, 2023, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,714 involving our U.S. Patent No. 7,490,151. The certified list is due to be filed by the USPTO by May 30, 2023, and our opening brief will be due 60 days thereafter.  In addition, on April 21, 2023, Cisco filed a cross-appeal. Cisco’s response brief was filed on May 10, 2023. VirnetX opening brief is currently due on September 29, 2023.

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

Note 8 — Leases

We lease office space under an operating lease which expires on October 31, 2023. On June 30, 2023, the underlying ROU asset and lease liability totaled $18. On December 31, 2022, the underlying ROU asset and lease liability totaled $45. Lease expense totaled $13, for each of the three months ended June 30, 2023 and 2022. Lease expense totaled $27, for each of the six months ended June 30, 2023 and 2022.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On June 30, 2023 and December 31, 2022, the ROU asset totaled $499 and $648, respectively. For the three and six months ended June 30, 2023, lease expense totaled $75 and $150, respectively. For the three and six months ended June 30, 2022, lease expense totaled $75 and $150, respectively.

Index
Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net (loss)	$(11,379)	$(4,437)	$(15,846)	$(7,757)

Denominator:
Weighted-average basic shares outstanding	71,466	71,255	71,445	71,244
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	71,466	71,255	71,445	71,244

Basic (loss) per share	$(0.16)	$(0.06)	$(0.22)	$(0.11)
Diluted (loss) per share	$(0.16)	$(0.06)	$(0.22)	$(0.11)

We incurred a net loss for the three and six months ended June 30, 2023 and 2022; therefore, all potentially dilutive securities representing shares of common stock (6,974,580 in 2023 and 7,520,546 in 2022) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

On July 5, 2023 we issued 578,830 shares of restricted stock, with weighted average fair values at the date of grant of $0.48. Restricted stock is subject to forfeiture if service terminates prior to the shares vesting and is expensed ratably over the vesting period.

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

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our next-generation, VirnetX One™ platform builds upon our patented Secure Domain Name Registry and Technology and GABRIEL Connection Technology™ to further enhance the security and efficiency of our patented secure communication links. VirnetX One™ is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks. Our platform allows businesses and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

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

Our VirnetX Matrix™ product provides superior security for internet-enabled enterprise applications and their connected devices, and for control systems currently deployed by those enterprises (e.g., file servers, data back-up systems, VPN/firewalls). VirnetX Matrix™ provides a true “zero-trust” access protection, “single-click” ease of use, and is a highly-effective added layer of protection that is deployed simply, without the need for changes to an enterprise’s existing, in-place infrastructure. We believe VirnetX Matrix™ is an attractive solution for all businesses, cloud and on-premise application service providers, and original equipment manufacturers (“OEMs”), looking to improve visibility and management of their networks to mitigate morphing attacks on their networks and for real time access and control of their users.

Our GABRIEL Collaboration Suite™ is a set of communication applications and tools that use our GABRIEL Secure Communication Platform™. It enables seamless and secure cross platform communications between devices that are enrolled in our “VIRNETX SECURED” network and have our software installed. Effective May 31, 2023 we have ended the support for our GABRIEL Collaboration Suite™. All the existing customers and partners have been notified of this announcement.

During the first and second quarters of 2023, we actively engaged in discussions with certain third-parties to pitch the capabilities of VirnetX One™. As a result of our efforts, during the second quarter we made a series of announcements with Solution Synergy, WeSecure, Samsung, Envoy Data Corporation, and ObjectSecurity. We also announced a number of new deployments of our VirnetX Matrix™ product at City of Bridgeport, International Association of Certified ISAOs (IACI) and SkinWalker Ranch as a part of our new sales initiatives. We continue to actively pursue new opportunities as a part of these initiatives. We believe that these parties have an interest to secure devices and systems in areas such as City, County and State Governments, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. Although there can be no assurance in this regard, the Company believes that there are opportunities for Company products sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

We have an ongoing licensing program under which we offer licenses to a portion of our patent portfolio, technology, and software, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit  to assist with rapid integration of these techniques into existing software implementations. Customers who want to develop their own implementation of the VirnetX patented techniques for supporting secure domain names, or other techniques that are covered by our patent portfolio for establishing secure communication links, can purchase a patent license. The number of patents licensed, and therefore the cost of the patent license to the customer, will depend upon which of the patents are used in a particular product or service. These licenses will typically include an initial license fee, as well as an ongoing royalty.

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

Index
Our employees include the core development team behind our patent portfolio, technology, and software. Some members of this team have worked together for over twenty years and were on the same team that invented and developed this technology while working at Leidos. The team has continued its research and development work and expanded the set of patents we acquired in 2006 from Leidos, into a larger patent portfolio. This portfolio now serves as the foundation of our products, services, and our licensing business. It is expected to generate most of our future revenue in license fees and royalties. We intend to continue our efforts to develop new products and technologies and further strengthen and expand our patent portfolio. We intend to continue using an outsourced and leveraged model to maintain efficiency and manage costs as we grow our licensing business by, for example, offering incentives to early licensing targets or asserting our rights for use of our patents.

NYSE Deficiency

On May 12, 2023, we received a written notification from the NYSE that as of May 11, 2023, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, We have a period of six months following the receipt of the notification to regain compliance with the minimum price criteria, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month, our common stock has a closing share price, and a 30 trading-day average closing share price, of at least $1.00. If both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained and we do not regain compliance by November 12, 2023, NYSE may commence suspension and delisting procedures with respect to our common stock. If shares of our common stock are delisted from the NYSE, there may be no public market for our common shares. Any over-the-counter or other public market that does develop would likely be characterized by decreased liquidity and greater volatility, which may materially and adversely affect the value of our common shares. We have notified the NYSE that we intend to cure the continued listing standard deficiency and to return to compliance with Section 802.01C. However, our common stock share price may not meet the applicable requirements during the cure period and there can be no assurances that further options to cure the deficiency that we may consider can or will be effectuated as an alternative to proceeding to delisting.

There can be no assurance that we will regain compliance with the NYSE continued listing standard. Any potential delisting of our common stock from the NYSE would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the above-mentioned NYSE continued listing standard.

Results of Operation

Three and Six Months Ended June 30, 2023
Compared with the Three and Six Months Ended June 30, 2022
(in thousands, except per share amounts)

Revenue

We recognized revenue of $2 and $34 and $4 and $39 in the three and six months ended June 30, 2023 and June 30, 2022, respectively.

Licensing Costs

Licensing costs of $4 for the six months ended June 30, 2022 is a refund of licensing costs we incurred in conjunction with a favorable court decision relating to a patent infringement case.

Research and Development Expenses

Our research and development expenses increased by $3,500 to $4,755 for the three months ended June 30, 2023, and by $3,641 to $6,123 for the six months ended June 30, 2023. The increase was primarily due to higher engineering employee costs, which included a bonus paid in the second quarter of 2023.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $4,320 to $7,366 for the three months ended June 30, 2023, and by $5,682 to $11,913 for the six months ended June 30, 2023. The increase is primarily due to increased legal fees, outside services, and compensation costs, which included a bonus paid in the second quarter of 2023.

Index
Liquidity and Capital Resources

As of June 30, 2023, our cash and cash equivalents totaled approximately $25,970 and our short-term investments totaled approximately $40,529, compared to cash and cash equivalents of approximately $86,561 and short-term investments of approximately $65,462 at December 31, 2022, respectively. Working capital was $65,900 at June 30, 2023, and $151,530 at December 31, 2022.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2023, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Dividends

On March 30, 2023, we declared a one-time cash dividend of $1 per share of common stock, paid to shareholders of record as of the close of business on April 10, 2023. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Income Taxes

For the three months ended June 30, 2023, we recognized no income tax on loss before taxes of $11,379, which is an effective tax rate of 0.0%. For the six months ended June 30, 2023, we recognized an income tax benefit of $78 on loss of $15,924, which is an effective tax rate of 0.49%. The effective rate is lower than the statutory federal rate primarily due to the change in valuation allowance. For the three months ended June 30, 2022, we recognized an income tax expense of $373 on loss before taxes of $4,064, an effective tax rate of 9.18%. For the six months ended June 30, 2022, we recognized an income tax benefit of $684 on loss before taxes of $8,441, which is an effective tax rate of 8.10%. The effective rate is lower than the statutory federal rate primarily due to the effect of stock-based compensation and expiring options, requiring us to reduce our deferred tax asset. Management provided a full valuation allowance against net deferred income tax assets at June 30, 2023.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of June 30, 2023.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2023.

Index
The purpose of this evaluation was to determine whether as of June 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment.

You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below.

•	We are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, and, as a result, shares of our common stock may be delisted from the NYSE.

•	Our business has been, and may continue to be, negatively affected by shareholders intent upon alternate business strategies.

•	We may not generate significant sales revenues from our new software products and services.

•	We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

•	We may not be able to capitalize on market opportunities related to our product strategy, our licensing strategy or our patent portfolio.

•	If we are not able to adequately protect our patent rights and trade secrets, our business would be negatively impacted.

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

In March and April 2022, we launched War Room™ and VirnetX Matrix™ on our VirnetX One™ platform in the U.S. We currently expect to launch these products in Asia Pacific and Europe in fiscal year 2023. We also intend to continue to introduce new products on our VirnetX One™ platform in the future. The introduction and launch of new products are subject to significant costs, risks of slow market acceptance, and variable costs and timing of customer acquisition. While we believe our software products will be attractive to businesses, government agencies, cloud and on-premise application service providers, and OEMs, if we are unable to overcome these risks, we may never generate significant revenue from the sales of these products.

We are involved and will continue to be involved in litigation defending our patent portfolio, which can be time-consuming and costly, and we cannot anticipate the results.

We spend a significant amount of our financial and management resources to pursue our current litigation. We believe that this litigation and others that we may pursue in the future could continue for years and consume significant financial and management resources. The counterparties to our litigation include large, well-financed companies with substantially greater resources than us. Patent litigation is risky, the outcome is uncertain, and we cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts, they may be inconsistent with the ultimate resolution of the dispute. For example, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of certain patents to be unpatentable and in Apple II the federal circuit issued its decision vacating the district court’s judgment in the matter and remanding back to the district court with instruction to dismiss the case as moot, which has resulted in volatility in our stock price. Furthermore, any awards we receive may be subject to obligations to Leidos and fee arrangements with outside counsel. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources, volatility in our stock price or other adverse effects, which could reduce our ability to return cash to our shareholders by way of distributions or otherwise to develop and commercialize our products.

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

We believe our patents are valid, enforceable, and valuable. Notwithstanding this belief, third parties may make claims of infringement with respect to our products or services or invalidity claims with respect to our patents or become aware of our trade secrets by way of leaks from bad actors within or outside of our employee base or otherwise, and such claims could give rise to material cost for defence or settlement or both, and such claims or leaks could jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, limit or cease our related revenues, or otherwise materially and adversely affect our business. Additionally, several of our patents are currently, and other patents may in the future be, subject to USPTO post-grant inter partes review proceedings (“IPR”) which may result in all, or part of these patents being invalidated, or the claims of our patents being limited. Unfavorable or adverse outcomes in our litigation or IPRs or material leaks of trade secrets may result in losses, exhaustion of financial resources, reduction in our ability to protect our intellectual property rights, or other adverse effects, which could encumber our ability to develop and commercialize our products. Even if we are successful in protecting our intellectual property rights, they may not ultimately provide us with any competitive advantages and may be less valuable than we currently expect. These risks may be heightened in countries other than the United States where laws regarding patent protection are less developed and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. The increase in remote work by our personnel and those of third parties in recent years has resulted in increased vulnerability to cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products, or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (the “CPRA”), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Virginia, Colorado, Utah, and Connecticut have all enacted legislation that has become, or will become, effective in 2023. Iowa and Indiana have enacted similar legislation that becomes effective in 2025 and 2026, respectively. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Our success depends in part on establishing and maintaining relationships with other companies to distribute our technology and products or to incorporate their technology into our products and services, or vice versa.

Part of our business strategy is to enter into partnerships and other cooperative arrangements with third parties. We are regularly involved in cooperative efforts with respect to the incorporation of our products into products of others and vice versa, research and development efforts, and marketing, distributor and reseller arrangements. These relationships are generally non-exclusive, and some of our partners also have cooperative relationships with certain of our competitors or offer some products and services that are competitive with ours. If we lose third-party relationships, if these relationships are not commercially successful, or if we are unable to enter into third-party relationships on commercially reasonable terms in the future, our business could be negatively impacted.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our patent rights and our product and service capabilities;

•	Our customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	Our customers’ budgetary constraints and timing of their budget cycles;

•	Delays caused by customers’ internal review processes; and

•	Long sales cycles that may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

In addition, potential customers of our products include local, state, federal and foreign government authorities. Sales to government authorities can be extensive and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts.

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

Index
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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of June 30, 2023, we had outstanding options, warrants and RSUs to purchase an aggregate of 6,974,580 shares of common stock representing approximately 10% of our total shares outstanding of which 5,357,085 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of June 30, 2023, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

On May 12, 2023, we received a written notification from the NYSE that as of May 11, 2023, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant Section 802.01C, we have a period of six months following the receipt of the notification to regain compliance with the minimum price criteria. We can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month, our common stock has a closing share price, and a 30 trading-day average closing share price, of at least $1.00. if both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading day period ending on the last trading day of the cure period are not attained and we do not regain compliance by November 12, 2023, NYSE may commence suspension and delisting procedures with respect to our common stock. If shares of our common stock are delisted from the NYSE, there may be no public market for our common shares. Any over-the-counter or other public market that does develop would likely be characterized by decreased liquidity and greater volatility, which may materially and adversely affect the value of our common shares. We notified the NYSE on May 24, 2023, that we intend to cure the continued listing standard deficiency and to return to compliance with section 802.01C, including by seeking to effect a reverse stock split. While we plan to review all available options, our common stock share price may not meet the applicable requirements during the cure period and there can be no assurances that further options to cure the deficiency that we may consider can or will be effectuated as an alternative to proceeding to delisting.

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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2022, and June 30, 2023, the adjusted closing price on the NYSE for our common stock ranged between $0.35 and $2.17 per share. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Index
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

The market price of our common stock may fluctuate because our operating results may not be consistent and may be difficult to predict.

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $15.8 million for the six months ended June 30, 2023. We had a net loss of $36.3 million for the year ended December 31, 2022. We had a net loss of $42.9 million for the year ended December 31, 2021. As of June 30, 2023, we had an accumulated deficit of $174.5 million. The following include some of the factors that may cause our operating results to fluctuate:

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

Index
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

ITEM 5 — OTHER INFORMATION

None.

Index
ITEM 6 — EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.	Filed Herewith
10.1*	Amended and Restricted 2013 Equity Incentive Plan.	S-8	10.1	June 15, 2023	333-272677
10.2*	Form of Restricted Stock Award Agreement – Amended and Restated 2013 Equity Incentive Plan.					x
31.1	Certification of the President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	Inline XBRL Instance Document.					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					x

*	Indicates management contract or compensatory plan.
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

Date: August 11, 2023