Form 10-Q
period 2023-09-30
VirnetX Holding Corp
filed 2023-11-09
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.
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

3,618,431 shares of the registrant’s Common Stock were outstanding as of November 9, 2023.

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

Among others, the forward-looking statements appearing in this Quarterly Report that may not occur include statements that:

•
In the VirnetX Inc. v. Apple, Inc. (Case Nos. 6:11-cv-00563-RWS, 6:12-cv-00855-RWS) (“Apple II”) litigation, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2019, affirmed-in-part, and reversed-in-part the judgment issued by the United States District Court for the Eastern District of Texas (the “district court”) in the case awarding VirnetX damages of $595.9 million. On October 30, 2020, after a trial in the district court, a jury returned a verdict in favor of VirnetX, awarding VirnetX over $502 million in damages. On January 15, 2021, the district court denied Apple’s motion for judgment as a matter of law and affirmed the jury findings. Apple appealed to the Federal Circuit with regards to the judgement from the district court. On March 31, 2023, the Federal Circuit issued its decision vacating the district court’s judgement in this matter and remanding it back to the district court with instructions to dismiss the case as moot in view of the simultaneous affirmance of decisions by the United States Patent and Trademark Office invalidating claims of the patents in this case. The Federal Circuit denied rehearing on June 27, 2023. We filed a petition for a writ of certiorari with the United States Supreme Court, on September 20, 2023, but it may not be successful and, even if successful, may not result in reversal of the Federal Circuit’s decision. In addition, the patents in this case are being challenged, in several additional proceedings, in the United States Patent and Trademark Office. If those challenges are successful, the award in the case may be reduced, eliminated and/or delayed for a lengthy period, regardless of any success of the petition for a writ of certiorari. The continuation of this litigation is distracting to our management, expensive, and these distractions and expenses may continue.

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™, GABRIEL Connection Technology™ and our Secured Domain Name Registry and Technology. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks and may prevent significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Effective October 25, 2023, every 20 shares of the Company’s common stock outstanding was combined into one share of common stock. Proportional adjustments were also made to the number of restricted stock, common stock issuable upon the exercise of options, warrants and common stock issuable upon the vesting of RSUs. The exercise prices of outstanding stock options, warrants and equity awards were also proportionally adjusted, as applicable. The accompanying report includes the effects of this reverse stock split.

i

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,845	$86,561
Investments available for sale	33,183	65,462
Accounts receivables	2	14
Prepaid expenses and other current assets	439	224
Total current assets	61,469	152,261
Other investments at cost	2,000	—
Prepaid expenses and other assets	438	703
Property and equipment, net	6	11
Total assets	$63,913	$152,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,183	$373
Accrued payroll and related expenses	410	311
Other liabilities, current	8	47
Total current liabilities	1,601	731

Other liabilities	—	—
Total liabilities	1,601	731
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at September 30, 2023 and December 31, 2022; Issued and outstanding: 0 shares at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at September 30, 2023 and December 31, 2022; Issued and outstanding: 3,618,431 shares at September 30, 2023 and 3,571,233 at December 31, 2022	—	—
Additional paid-in capital	241,812	239,753
Accumulated deficit	(179,388)	(87,195)
Accumulated other comprehensive loss	(112)	(314)
Total stockholders’ equity	62,312	152,244
Total liabilities and stockholders’ equity	$63,913	$152,975

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3	$4	$7	$43
Operating expense:
Licensing costs	—	—	—	(4)
Research and development	1,218	1,216	7,341	3,698
Selling, general and administrative	4,420	4,143	16,333	10,374
Total operating expense	5,638	5,359	23,674	14,068
(Loss) from operations	(5,635)	(5,355)	(23,667)	(14,025)
Interest and other income, net	716	589	2,824	817
(Loss) before taxes	(4,919)	(4,766)	(20,843)	(13,208)
Income tax benefit	1	486	79	1,171
Net (loss)	$(4,918)	$(4,280)	$(20,764)	$(12,037)
Basic (loss) per share	$(1.36)	$(1.20)	$(5.79)	$(3.38)
Diluted (loss) per share	$(1.36)	$(1.20)	$(5.79)	$(3.38)
Weighted average shares outstanding - basic	3,612	3,571	3,586	3,565
Weighted average shares outstanding - diluted	3,612	3,571	3,586	3,565

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)	$(4,918)	$(4,280)	$(20,764)	$(12,037)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	96	(153)	206	(434)
Change in foreign currency translation, net of tax	—	5	(4)	(1)
Total other comprehensive income (loss)	96	(148)	202	(435)
Comprehensive (loss)	$(4,822)	$(4,428)	$(20,562)	$(12,472)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total shareholders’ equity, beginning balances	$66,434	$178,966	$152,244	$185,449

Common stock and additional paid-in capital:
Beginning balances	241,112	238,013	239,753	236,452
Common stock issued for options/RSUs/restricted stock, net	(6)	—	(11)	(29)
Stock-based compensation	706	874	2,070	2,464
Ending balances	241,812	238,887	241,812	238,887

Accumulated deficit:
Beginning balances	(174,470)	(56,692)	(87,195)	(50,935)
Net (loss)	(4,918)	(4,280)	(20,764)	(12,037)
Dividends	—	—	(71,429)	—
Ending balances	(179,388)	(62,972)	(179,388)	(62,972)

Accumulated other comprehensive loss:
Beginning balances	(208)	(355)	(314)	(68)
Change in unrealized investment gain (loss), net	96	(153)	206	(434)
Change in foreign currency translation, net	—	5	(4)	(1)
Ending balances	(112)	(503)	(112)	(503)

Total shareholders’ equity, ending balances	$62,312	$175,412	$62,312	$175,412

Dividends per share	$—	$—	$20.00	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(20,764)	$(12,037)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	5	5
Deferred tax assets	—	(1,171)
Bad debt	15	—
Stock-based compensation	2,070	2,464
Changes in assets and liabilities:
Accounts receivables	(3)	(3)
Prepaid expenses and other assets	50	98
Accounts payable	810	1,139
Accrued payroll and related expenses	99	97
Accrued licensing costs	—	(355)
Other liabilities	(39)	(44)
Net cash used in operating activities	(17,757)	(9,807)
Cash flows from investing activities:
Purchase of investments	(36,330)	(36,737)
Proceeds from sale or maturity of investments	66,811	10,360
Net cash provided by (used in) investing activities	30,481	(26,377)
Cash flows from financing activities:
Payment of dividends	(71,429)	—
Payment of payroll taxes on restricted stock and vested RSUs	(11)	(29)
Net cash used in financing activities	(71,440)	(29)
Net change in cash and cash equivalents	(58,716)	(36,213)
Cash and cash equivalents, beginning of period	86,561	142,018
Cash and cash equivalents, end of period	$27,845	$105,805
Cash paid for income taxes	$—	$2

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2023, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2023, our results of operations for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Licensing Costs

In 2022, we received a refund of licensing costs we incurred in conjunction with a favorable court decision relating to a patent infringement case.

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

We have elected the investment measurement alternative for other investments without readily determinable fair values.  These investments are carried at our initial cost less any impairment, when we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. During the nine months ended September 30, 2023, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of  September 30, 2023 and December 31, 2022.

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$693	$—	$—	$693	$693	$—
Level 1:
Mutual funds	20,048	—	—	20,048	20,048	—
U.S. agency and treasury securities	40,377	3	(93)	40,287	7,104	33,183
	60,425	3	(93)	60,335	27,152	33,183
Total	$61,118	$3	$(93)	$61,028	$27,845	$33,183

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$16,949	$—	$—	$16,949	$16,949	$—
Level 1:
Mutual funds	66,493	—	—	66,493	66,493	—
U.S. agency and treasury securities	68,958	9	(386)	68,581	3,119	65,462
	135,451	9	(386)	135,074	69,612	65,462
Total	$152,400	$9	$(386)	$152,023	$86,561	$65,462

Index
Note 3 — Income Taxes

For the three months ended September 30, 2023, we recognized an income tax benefit of $1 on loss before taxes of $4,919, which is an effective tax rate of 0.0%. For the nine months ended September 30, 2023, we recognized an income tax benefit of $79 on loss before income taxes of $20,843, which is an effective tax rate of 0.38%. The effective rate is lower than the statutory federal rate primarily due to the change in valuation allowance and stock-based compensation. Management provided a full valuation allowance against net deferred income tax assets at September 30, 2023. For the three months ended September 30, 2022, we recognized an income tax benefit of $486 on loss before taxes of $4,766, an effective tax rate of 10.3%. For the nine months ended September 30, 2022, we recognized an income tax benefit of $1,171 on loss before taxes of $13,208, which is an effective tax rate of 8.3%. The effective rate is lower than the statutory federal rate primarily due to the effect of stock-based compensation and expiring options, requiring us to reduce our deferred tax asset.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities because we utilized the NOLs and tax credits generated in those years in 2020. The statute of limitation for those years shall expire three years after the date of filing 2020 income tax returns.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2022 and September 30, 2023, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at September 30, 2023.

Note 4 — Commitments and Related Party Transactions

We lease our office under an operating lease with a third party which expires on October 31, 2023 (see Note 8 - Leases).

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $314 and $713 compared to $268 and $782 in fees and reimbursements to the LLC during the three and nine months ended September 30, 2023 and 2022, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

Note 5 — Stock-Based Compensation

Our stockholders approved the Amended and Restated Equity Incentive Plan (the “A&R Plan”) at our annual shareholders’ meeting in June 2023, which added 175,000 shares to the plan. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, but the A&R Plan will govern awards granted under the prior plan. The A&R Plan provides for the granting of stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant.  RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods.  All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At September 30, 2023, there were 225,757 shares available for grant under the A&R Plan.

Index
Stock-based compensation expense included in general and administrative expense was $449 and $573, and in research and development expense was $257 and $301, for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense included in general and administrative expense was $1,213 and $1,526, and in research and development expense was $857 and $938, for the nine months ended September 30, 2023 and 2022, respectively.

We did not grant any options during the three months ended September 30, 2023 or 2022.

During the nine months ended September 30, 2023, we granted options for a total of 1,875 shares with a weighted average grant date fair value of $7.00 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 81 percent volatility, (iii) 4% risk free rate and (iv) 6 years expected term. During the nine months ended September 30, 2022, we granted options for a total of 40,050 shares with a weighted average grant date fair value of $21.80 per option. We estimated the fair value of the options on the date of grant utilizing the Black-Scholes valuation model with the following assumptions: (i) 0 percent dividend yield, (ii) 86 percent volatility, (iii) 3 percent risk free rate and (iv) 6 years expected term.

We did not grant any RSUs during the three months ended September 30, 2023 or 2022.

During the nine months ended September 30, 2023 and 2022, we granted 1,250 and 12,918 RSUs respectively, with weighted average fair values at the date of grant of $10.00 and $29.20, respectively.

During the three and nine months ended September 30, 2023, we granted 36,942 shares of restricted stock with a weighted average grant date fair value of $9.12. No restricted stock was issued in 2022. During the three and nine months ended September 30, 2023, we paid $6 in withholding taxes on shares issued upon granting of restricted stock. The underlying shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows.

As of September 30, 2023, the unrecognized stock-based compensation expense related to non-vested stock options, RSUs, and restricted stock was $2,524, $881 and $307, respectively, which will be amortized over an estimated weighted average period of approximately 2.0, 2.0 and 3.8 years, respectively.

No options were exercised in 2023 or 2022.

No shares were issued as a result of vesting RSUs in the three months ended September 30, 2023 or 2022. During the nine months ended September 30, 2023 and 2022, we issued 10,763 and 9,589 shares, respectively, as a result of vesting RSUs, all of which occurred in the second quarter of each year. During the nine months ended September 30, 2023 and 2022, we paid $5 and $29 in withholding taxes on shares issued upon conversion of RSUs, respectively. The underlying shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows.

During the nine months ended September 30, 2023 and 2022, we returned 12,656 and 16,620 shares, respectively, to the plan due to the 10-year expiration for unexercised options.

Note 6 — Equity

Common Stock

We issued no shares for options during 2023 or 2022. We issued 10,763 and 9,589 shares, respectively, as a result of vesting RSUs during the nine months ended September 30, 2023 and 2022.

Index
Warrants

In 2020, we issued warrants for the purchase of 1,250 shares of common stock at an exercise price of $115 per share, exercisable on the date of grant, expiring in April 2025. The weighted average fair value at the grant date was $83.20 per warrant. The fair value at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 97 percent (iii) a risk-free interest rate of 0.27 percent and (iv) and expected option term of 5 years.

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2022	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable September 30, 2023	Expiration Date
1,250	$115	1,250	—	—	—	1,250	April 30, 2025

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

On February 22, 2021, the USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. Oral arguments were held on September 8, 2022. On March 31, 2023, the USCAFC issued its decision vacating the USDC’s judgement in this matter and remanding it back to the USDC with instructions to dismiss the case as moot. On July 14, 2023 the District Court vacated its prior Final Judgment against Apple dated January 6, 2021 and dismissed the case as moot. On May 1, 2023, VirnetX filed a petition for panel rehearing. On June 27, 2023, the petition for panel rehearing was denied, and the mandate issued on June 30, 2023. VirnetX filed a petition for a writ of certiorari with the United States Supreme Court, on September 20, 2023. On October 27, 2023, the Supreme Court requested all the parties in this case to submit a response to our petition. The current deadline for filing the responses is set for December 27, 2023.

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

Index
On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter were held on September 8, 2022. On March 30, 2023, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of the ‘135 patent and the ‘151 patent to be unpatentable. On June 5, 2023, VirnetX filed a petition for panel rehearing.  On June 22, 2023, the petition for panel rehearing was denied, and the mandate issued on June 29, 2023.  VirnetX filed a petition for a writ of certiorari with the United States Supreme Court, on September 20, 2023. On October 27, 2023, the Supreme Court requested all the parties in this case to submit a response to our petition. The current deadline for filing the responses is set for December 27, 2023.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593. VirnetX filed its opening brief on September 12, 2022. The USPTO filed its response brief on December 20, 2022. VirnetX filed its reply brief on February 14, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the United States Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639.  That motion was denied on June 1, 2023, oral argument was held on October 2, 2023, and we currently await a decision by the USCAFC.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing. VirnetX’s opening brief was filed on June 23, 2022. The USPTO’s response brief was filed on August 2, 2022, and Cisco’s response brief was filed on September 2, 2022. VirnetX filed its reply brief on October 7, 2022. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639. Oral argument was held on October 2, 2023, and we currently await a decision by the USCAFC.
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief was filed on August 22, 2022. Apple and USPTO each filed a response brief on December 28, 2022. VirnetX filed its reply brief on February 8, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639.  That motion was denied on June 1, 2023. Oral argument was held on October 2, 2023, and we currently await a decision by the USCAFC.

Index
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1997) (“Apple Reexam II”)

On July 6, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,697 involving our U.S. Patent No. 7,490,151. On October 17, 2022, we filed a motion to remand the appeal in light of the PTAB’s refusal to permit Director rehearing. On January 23, 2023, the USCAFC denied that motion without prejudice to the parties raising their arguments in the merits briefs. VirnetX opening brief was filed on May 8, 2023, and Apple and the USPTO each filed a response brief on July 24, 2023.  VirnetX filed its reply brief on September 1, 2023.  We currently await scheduling of oral arguments.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 22-2234)

On September 16, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,851 involving our U.S. Patent No. 7,418,504. We filed our opening brief on February 28, 2023. Cisco’s response brief was filed on May 10, 2023, and VirnetX reply brief was filed on June 21, 2023.  Oral argument was held on October 2, 2023, and we currently await a decision by the USCAFC.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 23-1765)

On April 7, 2023, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,714 involving our U.S. Patent No. 7,490,151. In addition, on April 21, 2023, Cisco filed a cross-appeal. Cisco’s response brief was filed on May 10, 2023. On September 29, 2023, VirnetX filed a motion to remand.  Cisco filed its response to the motion on October 10, 2023, and VirnetX filed its reply on October 17, 2023.

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

Note 8 — Leases

We lease office space under an operating lease which expired on October 31, 2023 (See Note 10 - Subsequent Events). On September 30, 2023, the underlying ROU asset and lease liability totaled $4.5. On December 31, 2022, the underlying ROU asset and lease liability totaled $45. Lease expense totaled approximately $13, for the three months ended September 30, 2023 and 2022. Lease expense totaled $41, for the nine months ended September 30, 2023 and 2022.

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025, as amended. On September 30, 2023 and December 31, 2022, the ROU asset totaled $424 and $648, respectively. For the three and nine months ended September 30, 2023, lease expense totaled $75 and $225, respectively. For the three and nine months ended September 30, 2022, lease expense totaled $75 and $224, respectively.

Index
Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net (loss)	$(4,918)	$(4,280)	$(20,764)	$(12,037)

Denominator:
Weighted-average basic shares outstanding	3,612	3,571	3,586	3,565
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	3,612	3,571	3,586	3,565

Basic (loss) per share	$(1.36)	$(1.20)	$(5.79)	$(3.38)
Diluted (loss) per share	$(1.36)	$(1.20)	$(5.79)	$(3.38)

We incurred a net loss for the three and nine months ended September 30, 2023 and 2022; therefore, all potentially dilutive securities representing shares of common stock (348,729 in 2023 and 372,156 in 2022) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

Effective October 25, 2023, every 20 shares of the Company’s common stock outstanding or held in treasury was combined into one share of common stock.  The total number of authorized shares remains unchanged at 100,000,000. The par value of common stock remains unchanged at $0.0001.  Proportional adjustments were also made to the number of restricted stock, common stock issuable upon the exercise of options, warrants and common stock issuable upon the vesting of RSUs. The exercise prices of outstanding stock options, warrants and equity awards were also proportionally adjusted, as applicable.  The accompanying financial statements include the effect of this reverse stock split.

On October 5, 2023, the Company renewed its office lease for two years, at a rate of $5 per month through October 31, 2025.

In November 2023, the Company executed a lease in Utah for office space to be utilized for our move into the artificial intelligence sector.  The lease is for 66 months, includes 6 months of free rent, with monthly rent beginning at $72, increasing 3% annually.

In October 2023, we invested $500 into OP Media, Inc. who committed to using VirnetX as their exclusive global cybersecurity solution provider, integrating VirnetXOneTM into their solutions, and reselling those solutions.

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

During the first three quarters of 2023, we actively engaged in discussions with certain third-parties to pitch the capabilities of VirnetX One™. As a result of our efforts, during the second quarter we made a series of announcements with Solution Synergy, WeSecure, Samsung, Envoy Data Corporation, and ObjectSecurity. We also announced a number of new deployments of our VirnetX Matrix™ product at City of Bridgeport, International Association of Certified ISAOs (IACI) and SkinWalker Ranch as a part of our new sales initiatives. We continue to actively pursue new opportunities as a part of these initiatives. We believe that these parties have an interest to secure devices and systems in areas such as City, County and State Governments, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. Although there can be no assurance in this regard, the Company believes that there are opportunities for Company products sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

Index
In the second half of 2023, we completed investments and partnership agreements with two companies in the artificial intelligence (“AI”) sector that we expect to augment the Company’s strategy to provide secure AI to the marketplace.  The first investment was with L2 Holdings, LLC (“OmniTeq LLC”), an AI, machine learning (“ML”) and predictive analytics-based solutions provider with a primary focus on selling into the space and defense sectors. Under the terms of our agreement, OmniTeq will deploy and integrate our VirnetX One™ family of products at SkinWalker Ranch to secure their data and protect against cyber hackers.  Our second investment was with OP Media, Inc, a dynamic software platform provider, addressing a critical market requirement for transforming static infrastructure processes and knowledgebases into digital processes that can be continuously optimized using AI, ML, and blockchain technologies for making informed decisions and creating streamlined workflows in real-time, without requiring coding or programming skills. Further, under the terms of our respective agreements, both OmniTeq and OP Media have agreed to integrate our VirnetX One™ family of products and services into their solutions and to resell them to their current and future customers. Both companies have committed to using VirnetX as their exclusive global cybersecurity solution provider and go-to-market partner.

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

NYSE Deficiency

On May 12, 2023, we received a written notification from the NYSE that as of May 11, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following the receipt of the notification to regain compliance with the minimum price criteria.

A 1-for-20 reverse stock split was approved by stockholders at the special meeting held on October 24, 2023, a certificate of amendment to our Amended and Restated Certificate of Incorporation was filed and became effective as of October 25, 2023, and our common stock began trading on a post-split basis on October 26, 2023.  As of the end of the cure period, we expect that our common stock share price will meet the applicable requirements and we expect to regain compliance with the minimum share price requirement. However, there can be no assurances that we will maintain compliance as there may be continued volatility and fluctuations in the market price of our common stock.

Our common stock could also be delisted if our average global market capitalization over a consecutive 30 trading-day period is less than $15 million. Our average global market capitalization over a consecutive 30 trading-day period may be less than $15 million based on the recent market price of our common stock. If our stock price does not rise to a level where it meets the global market capitalization requirement, the NYSE will promptly suspend our common stock from trading on the NYSE and will simultaneously begin the process to delist our common stock, subject to our right to appeal under NYSE rules. While we may appeal this decision, there is no assurance that any appeal we undertake will be successful.

If shares of our common stock are delisted from the NYSE, there may be no public market for our common stock. Any over-the-counter or other market that does develop would likely be characterized by decreased liquidity and greater volatility for our common stock as well as adversely affect our ability to raise additional capital or enter into strategic transactions, which may materially and adversely affect the value of our common stock. There can be no assurance that we will maintain compliance with the NYSE continued listing standards. As of the date of this Quarterly Report on Form 10-Q, we expect to regain compliance with the $1.00 average closing share price continued listing standard and are continuing to monitor the average global market capitalization continued listing standard.

Index
Results of Operation

Three and Nine Months Ended September 30, 2023
Compared with the Three and Nine Months Ended September 30, 2022
(in thousands, except per share amounts)

Revenue

We recognized revenue of $3 and $7 and $4 and $43 in the three and nine months ended September 30, 2023 and 2022, respectively.

Licensing Costs

A refund of $4 we incurred in conjunction with a favorable court decision relating to a patent infringement case, is included in licensing costs for the nine months ended September 30, 2022.

Research and Development Expenses

Our research and development expenses increased by $2 to $1,218 for the three months ended September 30, 2023, and by $3,643 to $7,341 for the nine months ended September 30, 2023. The increase was primarily due to higher engineering employee costs which included a bonus paid in the second quarter of 2023.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $277 to $4,420 for the three months ended September 30, 2023, and by $5,959 to $16,333 for the nine months ended September 30, 2023. The increase is primarily due to increased legal fees, outside services, and compensation costs which included a bonus paid in the second quarter of 2023.

Liquidity and Capital Resources

As of September 30, 2023, our cash and cash equivalents totaled approximately $27,845 and our short-term investments totaled approximately $33,183, compared to cash and cash equivalents of approximately $86,561 and short-term investments of approximately $65,462 at December 31, 2022, respectively. Working capital was $59,868 at September 30, 2023, and $151,530 at December 31, 2022.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2023, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry in the United States and other markets around the world.

Dividends

On March 30, 2023, we declared a one-time cash dividend of $20 per share of common stock, paid to shareholders of record as of the close of business on April 10, 2023. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Income Taxes

For the three months ended September 30, 2023, we recognized an income tax benefit of $1 on loss before taxes of $4,419, which is an effective tax rate of 0.0%. For the nine months ended September 30, 2023, we recognized an income tax benefit of $79 on loss before income taxes of $20,843, which is an effective tax rate of 0.38%. The effective rate is lower than the statutory federal rate primarily due to the change in valuation allowance and stock-based compensation. Management provided a full valuation allowance against net deferred income tax assets at September 30, 2023.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of September 30, 2023.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2023.

The purpose of this evaluation was to determine whether as of September 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	If we are unable to expand our revenue sources or establish, sustain, grow, or replace relationships with a diversified customer base, our revenues may be limited.

•	We have limited technical resources and are at an early stage in commercialization of our products.

•	Our international expansion will subject us to additional costs and risks, and our plans may not be successful.

Index
•	Our business has been, and may continue to be, negatively affected by shareholders intent upon alternate business strategies.

Risks Related to Our Business and Our Financial Reporting

We may not generate significant sales revenues from our new software products and services.

In March and April 2022, we launched War Room™ and VirnetX Matrix™ on our VirnetX One™ platform in the U.S. We currently expect to launch these products in Asia Pacific and Europe in fiscal year 2024. We also intend to continue to introduce new products on our VirnetX One™ platform in the future. The introduction and launch of new products are subject to significant costs, risks of slow market acceptance, and variable costs and timing of customer acquisition. While we believe our software products will be attractive to businesses, government agencies, cloud and on-premise application service providers, and OEMs, if we are unable to overcome these risks, we may never generate significant revenue from the sales of these products.

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

Although to date we have entered into a limited number of settlement and license agreements, we may not be successful in entering into further licensing relationships, or if we are successful in entering into such relationships, the acquisition of them may be expensive, and they, as well as our existing settlement and our existing and pending license agreements may not generate the financial results that we expect.

Factors that may affect our ability to execute our current business strategy include, but are not limited to, the following:

•	Third parties may challenge the validity of our patents;

•	The pendency of our various litigations may cause potential licensees not to do business with us;

•	Our patents may expire before we can make our business strategy successful;

Index
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

Index
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

Privacy and data security concerns, data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (the “CPRA”), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Tennessee, and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Part of our business strategy is to enter into partnerships, strategic investments, and other cooperative arrangements with third parties. We have invested in and we continue to seek to invest in or acquire businesses, technologies, or other assets that we believe could complement or expand our business.  In addition, we are regularly involved in cooperative efforts with respect to the incorporation of our products into products of others and vice versa, research and development efforts, and marketing, distributor and reseller arrangements. These relationships are generally non-exclusive, and some of our partners also have cooperative relationships with certain of our competitors or offer some products and services that are competitive with ours. If we lose third-party relationships, if these relationships are not commercially successful, or if we are unable to enter into third-party relationships on commercially reasonable terms in the future, our business could be negatively impacted.

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

Index
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

Index
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

Index
Responding to actions by activist shareholders is costly and time-consuming, has diverted the attention of management, our board of directors and our employees, and may be disruptive to our operations. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. Furthermore, if customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

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

The exercise of our outstanding stock options, warrants, and RSUs would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of September 30, 2023, we had outstanding options, warrants and RSUs to purchase an aggregate of 348,717 shares of common stock representing approximately 11% of our total shares outstanding of which 275,871 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of September 30, 2023, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our failure to meet the NYSE’s continued listing requirements could result in the suspension of trading of our common stock and a subsequent delisting of our common stock.

On May 12, 2023, we received a written notification from the NYSE that as of May 11, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant Section 802.01C, we have a period of six months following the receipt of the notification to regain compliance with the minimum price criteria. A 1-for-20 reverse stock split was approved by stockholders at the special meeting held on October 24, 2023, a certificate of amendment to our Amended and Restated Certificate of Incorporation was filed and became effective as of October 25, 2023, and our common stock began trading on a post-split basis on October 26, 2023.  As of the end of the cure period, we expect that our common stock share price will meet the applicable requirements and we expect to regain compliance with the minimum share price requirement. However, there can be no assurances that we will maintain compliance as there may be continued volatility and fluctuations in the market price of our common stock.

Our common stock could also be delisted if our average global market capitalization over a consecutive 30 trading-day period is less than $15 million. Our average global market capitalization over a consecutive 30 trading-day period may be less than $15 million based on the recent market price of our common stock. If our stock price does not rise to a level where it meets the global market capitalization requirement, the NYSE will promptly suspend our common stock from trading on the NYSE and will simultaneously begin the process to delist our common stock, subject to our right to appeal under NYSE rules. While we may appeal this decision, there is no assurance that any appeal we undertake will be successful.

If shares of our common stock are delisted from the NYSE, there may be no public market for our common stock. Any over-the-counter or other market that does develop would likely be characterized by decreased liquidity and greater volatility, which may materially and adversely affect the value of our common stock. A delisting of our common stock could negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of common stock in the future. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing. The perceived decrease in value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

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

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease, such as the COVID-19 pandemic. Our business may also be adversely affected by further downturn in macroeconomic conditions, including rising inflation and interest rates, global political and economic uncertainty and tensions, such as the ongoing Russia-Ukraine and the Israel-Hamas conflict as well as any related political or economic response, counter responses or otherwise, financial services sector instability, a reduction in business confidence and activity, financial market volatility, and other factors. Such events can adversely affect our operations or the economy as a whole and may cause our customers to delay their decisions on spending for the services we provide and perpetuate significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Trading in our common stock is limited and the price of our common shares may be subject to substantial volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between October 1, 2022, and September 30, 2023, the adjusted closing price on the NYSE for our common stock ranged between $5.00 and $34.43, adjusted for a 1-for-20 reverse stock split effective October 26, 2023 (see Note 10 – Subsequent Events). The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

Index
Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, global pandemics, interest rate changes the stability of the EU including, but not limited to, effects from the exit of the United Kingdom, the Russia-Ukraine conflict  or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.

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

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $20.7 million for the nine months ended September 30, 2023. We had a net loss of $36.3 million for the year ended December 31, 2022. We had a net loss of $42.9 million for the year ended December 31, 2021. As of September 30, 2023, we had an accumulated deficit of $179.4 million. The following include some of the factors that may cause our operating results to fluctuate:

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

ITEM 5 — OTHER INFORMATION

None.

Index
ITEM 6 — EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.	Filed Herewith

3.1	Certificate of Incorporation of the Company.	8-K	3.1	November 1, 2007	000-26895
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	October 25, 2023	001-33852
31.1	Certification of the President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	Inline XBRL Instance Document.					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					x

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

Date: November 9, 2023