Form 10-K
period 2023-12-31
VirnetX Holding Corp
filed 2024-03-15
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was $29,557,799 based upon the closing price of the common shares of the registrant on June 30, 2023. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

3,681,970 shares of the registrant’s Common Stock were outstanding as of March 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 relating to the registrant’s 2024 Annual Meeting of Stockholders.

Index
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products, expected growth, future business plans and costs, the impact of potential and ongoing litigation, the expectation of future stockholder distributions, statements regarding the Company’s efforts and ability to maintain compliance with the New York Stock Exchange (“NYSE”) continued listing standard, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company

We are an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, VirnetX Matrix™, and GABRIEL Connection Technology™, are designed to be device and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

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

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™, GABRIEL Connection Technology™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as City, County and State Governments, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. We continue to actively pursue new sales opportunities in and outside of United States.

Index
During 2023, we actively engaged in discussions with certain third-parties to pitch the capabilities of VirnetX One™. As a result of our efforts, we made a series of announcements with Solution Synergy, WeSecure, Samsung, Envoy Data Corporation, and Object Security. We also announced new deployments of our VirnetX Matrix™ product at City of Bridgeport, International Association of Certified ISAOs (IACI) and SkinWalker Ranch. Although there can be no assurance in this regard, the Company believes that there are opportunities for Company products’ sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

We invested in two companies in the artificial intelligence (“AI”) sector partnering with them to augment the Company’s strategy to provide secure AI to the marketplace. The first investment was with L2 Holdings, LLC (“OmniTeq”), an AI, machine learning (“ML”) and predictive analytics-based solutions provider with a primary focus on selling into the space and defense sectors. Under the terms of our agreement, OmniTeq will deploy and integrate our VirnetX One™ family of products at SkinWalker Ranch to secure their data and protect against cyber hackers. Our second investment was with OP Media, Inc, a dynamic software platform provider, addressing a critical market requirement for transforming static infrastructure processes and knowledgebases into digital processes that can be continuously optimized using AI, ML, and blockchain technologies for making informed decisions and creating streamlined workflows in real-time, without requiring coding or programming skills. Further, under the terms of our respective agreements, both OmniTeq and OP Media have agreed to integrate our VirnetX One™ family of products and services into their solutions and to resell them to their current and future customers. Both companies have committed to using VirnetX as their exclusive global cybersecurity solution provider and go-to-market partner.

We have an ongoing licensing program under which we offer licenses to our technology, software, and some of our patented inventions, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit  to assist with rapid integration of these techniques into existing software implementations.

Our employees include the core development team behind our inventions, technology, and software. Some members of this team have worked together for over twenty years and were on the same team that invented and developed this technology while working at Leidos. The team has continued its research and development work to refine our unique network security technology and make it more secure and easy to deploy.

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

We expect to continue to launch new and enhanced security platforms, software products, and services based on our GABRIEL Connection Technology™. We will provide updates to new and existing customers as they are released to the public. Many small and medium businesses have installed our software products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives to large enterprise and governmental organizations.

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

As billions of connected Internet of Things (“IoT”) devices come online in support of enterprise operations, products, and industrial controls they will need to be secured and integrated into the enterprise. Facilitated by advancements in 4G/Advanced LTE and high-speed 5G networks, IoT devices will be able to operate from any network, transmit higher volumes of data including video streaming and sensor data collection and require real-time decisions based on that data. Without next generation security, these IoT devices represent a large attack surface that manages and controls critical enterprise infrastructure. These IoT devices can operate from anywhere, and will need to be secured with the same level of network security and ZTNA solutions enterprises are already deploying for their remote workforce. We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 5G and 4G/LTE Advanced wireless networks and IoT communications. Based on our estimates, using publicly available market data, we believe that the size of the global Industrial IoT security market size is projected to grow from $4.76 billion in 2022 to approximately $23.17 billion by 2028 at a CAGR of 30.2% during the forecasted period with a growing investment in securing the infrastructure around these devices.

Our Approach & Strategy

We believe that VirnetX One™ software products are positioned to help enterprises adapt to the rapidly evolving threat landscape in work environments and the growing need to secure communications regardless of a user’s location, network, or device using our GABRIEL Connection Technology™.

Index
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

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our VirnetX One™ and GABRIEL Connection Technology™ as the industry standard security platforms. Key elements of our strategy are to:

•	Direct sales efforts with larger users, particularly those engaged in defense and others govermental or national initiatives.

•	Actively recruit partners in various vertical markets, including healthcare, finance, legal, government to help us expand our enterprise customer base.

•	Promote our next-generation VirnetX One™ platform as a solution for delivering ZTNA, and securing enterprise applications, services, and infrastructure.

•	Combine with VirnetX One™ platform with technologies from the companies we have invested in, namely OmniTeq and OPMedia, to enhance their offerings and provide supplemental sales channels for VirnetX One™

•	Continue to grow our technology licensing program to commercialize our intellectual property, including our GABRIEL Connection Technology™.

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

Customers

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX OneTM, War RoomTM, VirnetX MatrixTM, GABRIEL Connection TechnologyTM and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are stable in areas such as City, County and State Governments, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. We continue to actively pursue new sales opportunities in and one of United States.

During 2023, we actively engaged in discussions with certain third-parties to pitch the capabilities of VimetX OneTM. As a result of our efforts, we made a series of announcements with Solution Synergy, WeSecure, Samsung, Every Data Corporation, and Object Security We also announced new deployments of our VimetX MatrixTM product at City of Bridgeport, International Association of Certified ISAOs (IACI) and SkinWalker Ranch. Although there can be no assurance in this regard, the Company believes that there are opportunities for Company products' sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

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

Marketing and Sales

We employ a leveraged, partner-oriented marketing and sales strategy for software product and services offerings. We have successfully signed several Resellers & Managed Service Provider Agreements in various market segments, including healthcare, finance, legal, government, etc., to assist us in selling our software products to their customers. We plan to directly market our software products, domain name registry services to large enterprises and government organizations along with our service provider and system integrator customers.

Index
We believe significant opportunities exist for our VirnetX One™, War Room™, VirnetX Matrix™ products and services in areas such as Local and State Governments, Power and Energy generation, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. We are actively pursuing a number of sales opportunities, in and outside the United States, for as we seek to extend out our customer base globally. We expect to leverage our relationship with OmniTeq and Op Media to extend our offering to departments and agencies within the federal government.

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

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate future filings, the information set forth on the United States Patent and Trademark Office (the “USPTO”) website, shall not be deemed to be a part of or incorporated by reference into any such filings. We do not warrant the accuracy, completeness or adequacy of the USPTO website, and expressly disclaim liability for errors or omissions on such website.

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

Index
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

Index
Employees and Human Capital

As of December 31, 2023, we had 27 full and part time employees, most of whom work remotely from our corporate offices. We have had a work-from-home workforce since our inception. The emphasis of our employees is on our technology research and product development with 14 employees focused on this effort. Our team has been working on enhancing our products and adding new functionality along with successfully filing several new patent applications in 2022. We also continue building our sales and marketing teams to expand our product-lines and customer base. In 2024, the Chief Operating Officer to our team in Japan was promoted to Chief Operating Officer of the Company, who will be focused on growing our operations, expanding the Company's line of security products into Japan as well as the broader Pacific Rim, and transacting with military-affiliated partners within the United States to facilitate the collaborative development of next-generation cybersecurity and protective artificial intelligence solutions.

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

Summary Risk Factors

An investment in our common stock involves a high degree of risk, and the following is a summary of key risk factors when considering an investment.

You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below.

•	Long and unpredictable sales cycles.

•	We have limited technical resources and are at an early stage in commercialization of our products.

•	Intensely competitive market with established brand names.

•	Our business has been, and may continue to be, negatively affected by shareholders intent upon alternate business strategies.

•	Our products are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

•	If we are not able to adequately protect our patent rights and trade secrets, our business would be negatively impacted.

Risks Related to Our Business and Our Financial Reporting

Our operating results may not be consistent and may be difficult to predict and we may not be able to achieve or sustain profitability in the future.

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $27.9 million for the year ended December 31, 2023. We had a net loss of $36.3 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $186 million. The following include some of the factors that may cause our operating results to fluctuate:

•	Time and resources required to accelerate transition to new product development and sales strategies targeting large enterprises and government customers;

•	Customer adoption of our VirnetX OneTM platform and software products and services;

•	The number of product license sales of VirnetX Warroom, VirnetX Matrix and associated services;

•	Adoption of VirnetX OneTM platform by third party application providers of secure communications;

•	Intensely competitive market with established brands that have larger customer bases, and greater resources than we do;

•	Prolonged economic uncertainties or downturns, globally or in certain regions or industries, could materially adversely affect our business;

•	Government export and import control regulations on selling products with encryption technology in certain international markets;

These fluctuations may make our business particularly difficult to manage, adversely affect our business and operating results, make our operating results difficult for investors to predict and, further, cause our results to fall below investor’s expectations and adversely affect the market price of our common stock. If we fail to increase our revenue to offset any increases in our operating expenses, we may not achieve or sustain profitability in the future.

Index
We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our patent rights and our product and service capabilities;

•	Our customers’ willingness to invest potentially substantial resources and modify their network infrastructures to take advantage of our products;

•	Our customers’ budgetary constraints and timing of their budget cycles;

•	Delays caused by customers’ internal review processes; and

•	Long sales cycles may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

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

Part of our business includes the internal development of commercial products we seek to monetize. This aspect of our business may require significant capital, time and resources and we cannot guarantee that it will be successful or meet our expectations. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our software products and services, we may not be able to effectively:

•	Implement an effective marketing strategy to promote awareness of our products;

•	Attract and retain customers for our products;

•	Generate revenues or profit from product sales;

•	Provide appropriate levels of customer training and technical support for our products;

•	Rapidly anticipate and adapt to changes in the market and evolving customer requirements;

•	Protect our products from any system failures or other breaches.

In addition, a high percentage of our expenses are and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

Index
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for Zero Trust Network Access (“ZTNA”) security solutions is rapidly evolving and highly competitive as new entrants and traditional network solutions companies offer cloud-based cybersecurity solutions. Many of our competitors and potential competitors have established brand recognition, larger customer bases, and greater resources than we do. Our primary competitors in the zero-trust network access market include Appgate, Cloudflare, and Illumio. In the enterprise market, our primary competitors include Zscaler (ZPA), Palo Alto Networks (Prisma Access), Cisco (Umbrella), Citrix (Secure Private Access), Netskope (Private Access for ZTNA) and Cato Networks. As we expand our product offerings and use cases, we will begin to compete with companies that offer bundled security-as-a-service solutions that include Secure Access Service Edge (SASE) and Security Service Edge (SSE). With the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with channel partners, consultants, system integrators and resellers. Competitors may offer products or services at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For any of these reasons, we may not be able to compete successfully against our competitors.

Our success depends in part on establishing and maintaining relationships with other companies to distribute our technology and products or to incorporate our products and services, into their technology or vice versa.

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

Index
•	Power loss, transmission cable cuts and other telecommunications failures;

•	Damage or interruption caused by fire, earthquake, and other natural disasters;

•	Computer viruses, electronic break-ins, sabotage, vandalism or software defects; and

•	Physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

System interruptions or failures and increases or delays in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners, and customers, and result in lost revenue, customer dissatisfaction, or lawsuits against us.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. The increase in remote work by our personnel and those of third parties in recent years has resulted in increased vulnerability to cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products, or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services, which could have a material adverse impact on our business, financial condition, and results of operation.

Index
A security breach or other security incident, or the perception any such event has occurred, could require a substantial level of financial resources to address and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, inquiries, and other proceedings or actions by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation, result in a loss of customers, and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our business, operating results and financial condition.

Our products are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions, or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that we comply with all relevant regulations, any failure by us or any partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, shift in the enforcement, or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets would likely adversely affect our business, financial condition, and results of operations.

Index
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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (the “CPRA”), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that is effective as of December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Tennessee, and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of December 31, 2023, we had outstanding options, warrants and RSUs to purchase an aggregate of 348,717 shares of common stock representing approximately 10% of our total shares outstanding of which 287,503 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Investors may have limited influence because ownership of our common stock is limited.

As of December 31, 2023, our executive officers and directors beneficially owned approximately 14% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Index
Our protective provisions in our Amended and Restated Certificate of Incorporation and bylaws could make it difficult for a third party to successfully acquire us even if you would like to sell your stock to them.

We have protective provisions in our Amended and Restated Certificate of Incorporation and bylaws that could delay, discourage, or prevent a third party from acquiring control of us without the approval of our Board of Directors. These protective provisions include:

•
A staggered Board of Directors: Only one or two directors (of our five-person Board of Directors) will be up for election at any given annual meeting. This delays the ability of stockholders to affect a change in control of us because it would take two annual meetings to effectively replace a majority of the Board of Directors.

•
Blank check preferred stock: Our Board of Directors has the authority to establish the rights, preferences, and privileges of our 10,000,000 authorized, but unissued, shares of preferred stock. Therefore, this stock may be issued at the discretion of our Board of Directors with preferences over your shares of our common stock in a manner that is materially dilutive to you. In addition, blank check preferred stock can be used to create a “poison pill” which is designed to deter a hostile bidder from buying a controlling interest in our stock without the approval of our Board of Directors. We have not adopted such a “poison pill;” but our Board of Directors can do so in the future, very rapidly and without stockholder approval.

•
Advance notice requirements for director nominations and for business to be brought before stockholder meetings: Stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows and in very specific form to have the matter voted on at a stockholder meeting. This gives our Board of Directors and management more time to react to stockholder proposals generally and could also permit us to disregard a stockholder proposal to the extent such proposal is not submitted in accordance with the bylaws.

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

•
No ability of stockholders to call a special meeting of the stockholders: A special meeting of the stockholders, other than as required by statute, may be called at any time by the Board of Directors, or by the chairman of the board, or by the president, and any power of stockholders to call a special meeting of stockholders is specifically denied. Accordingly, stockholders, even those who represent a significant percentage of our shares of common stock, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

In addition, the provisions of Section 203 of the Delaware General Corporation Law govern us. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

Index
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

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease, such as the COVID-19 pandemic. Our business may also be adversely affected by further downturn in macroeconomic conditions, including inflation and rising interest rates, global political and economic uncertainty and tensions, such as the ongoing Russia-Ukraine and Israel-Hamas conflicts as well as any related political or economic response, counter responses or otherwise, financial services sector instability, a reduction in business confidence and activity, financial market volatility, and other factors. Such events can adversely affect our operations or the economy as a whole and may cause our customers to delay their decisions on spending for the services we provide and perpetuate significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Index
Trading in our common stock is limited and the price of our common shares may be subject to volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2023, and December 31, 2023, the adjusted closing price on the NYSE for our common stock ranged between $3.53 and $12.60, adjusted for a 1-for-20 reverse stock split effective October 26, 2023. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	Annual variations, actual or anticipated, in our operating results;

•	Significant changes in our management;

•	Large purchases or sales of common stock or derivative transactions related to our stock;

•	Actual or anticipated announcements of new products or services by us or competitors;

•	General conditions in the markets in which we compete; and

•	General social, political, economic, and financial conditions, including the significant volatility in the global financial markets.

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA.” While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short selling market manipulation could cause our stock trading price to decline, to become more volatile, or both. For more information regarding trading in our common stock and listing on the NYSE, see additional risk factors included elsewhere in this Annual Report on Form 10-K.

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

Index
Item 1B.	Unresolved Staff Comments

None.

Index
Item 1C.	Cybersecurity

Cybercriminals, hackers, and threat-actors are becoming more sophisticated and effective every day. To mitigate threats to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data that our customers and other stakeholders entrust to us a top priority. We are committeed to safeguarding the confidentiality, integrity, and availability of all physical and electronic information assets to ensure that regulatory, operational, and contractual requirements are fulfilled. Our board of directors (the “Board”) and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.  While we have technology and processes in place to detect and respond to cybersecurity threats, we are continually at risk from the evolving cybersecurity threat landscape. We have not previously experienced a cybersecurity event that was determined to be material, and our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Risk Management and Strategy

We have developed detailed policies, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats as a part of our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), and other applicable industry standards. This does not imply that we meet any particular technical standards, specifications or requirements, however, we do use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of our own and our customer’s information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding such incidents can be made by management, the Board, and legal counsel in a timely manner.

Risk Assessment

We conduct cybersecurity risk assessments annually, quarterly and upon certain triggering events. Such risk assessments take into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and recommendations from our IT vendors). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board and members of senior management.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems and infrastructure from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and management plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and management plans address — and guide our employees, management, and Board on — our response to a cybersecurity incident. In the event of an incident, we intend to follow our incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as the Board and senior management, as appropriate.

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we encourage our providers to meet appropriate security procedures, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness

Our policies require each of our employees to contribute to our cybersecurity efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through privacy and security trainings to enhance employee awareness of how to detect and report cybersecurity threats and cybersecurity incidents.

Governance

Board Oversight

The Nominating and Corporate Governance Committee (the “Committee”) and senior management oversee our cybersecurity risk processes and policies. The Committee receives regular reports from senior management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including security risks and information security vulnerabilities. The Committee also ensures that procedures for safeguarding the Company’s information technology (“IT”) systems are documented and implemented, monitors the effectiveness of the Company’s cybersecurity program for protecting against internal and external threats as well as disaster recovery and disruption mitigation, and addresses deficiencies as the threat and business landscape continues to evolve. The Board receives regular updates from the Committee based on such oversight and communications with senior management regarding cybersecurity risk resulting from risk and control maturity assessments, progress of risk reduction initiatives, external auditor feedback and relevant internal and industry cybersecurity incidents.

Our Board has technical and industry expertise in risk management, computer security and information technology matters. Specifically, the chairperson of the Committee has 39 years of experience in the cybersecurity field, is a former sub-chairman of the NIST Board of Assessment for Programs/National Research Council and holds CISSP and CRISC certifications.

Management’s Role

Our chief technology officer (“CTO”), Director of IT (Information Technology), Director of SecDevOps (Security, Development Operations) (collectively, the “Security Team”) have primary responsibility for assessing and managing cybersecurity risks. The Security Team reviews security performance metrics, identifies security risks, and assesses the status of approved security enhancements. The Security Team also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

Our CTO has served in various roles in information technology and information security for over 30 years, He holds a PhD in Information Technology and has been with VirnetX since 2007. Our Director of IT has served in various roles in information technology for 29 years. He holds degree in Computer Technology. Our SecDevOps Director has served in various roles in information technology and information security for over 33 years.

Index
Item 2.	Properties

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in October 2025. Additionally, we lease a facility in Farmington, Utah. The space includes 28,970 square feet to be used for technical integration and training. The lease continues through April 2029. We believe that our office and facility leases are suitable and appropriately support our current business needs.

Item 3.	Legal Proceedings

See Note 12 in the notes to our consolidated financial statements.

Item 4.	Mine Safety Disclosure

Not applicable.

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE.

Holders of Record

As of December 31, 2023, we had 41 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividend Policy

See Note 8 in the notes to our consolidated financial statements.

Since our founding as a public company in 2007, each time we have been successful in generating cash relating to the successful outcome of litigation, we have made a special distribution to common shareholders. In 2010, a distribution of $10 per common share closely followed a litigation outcome that resulted in our receipt of $200 million. In 2020, a distribution of $20.00 per share closely followed a litigation outcome that resulted in our receipt of $454 million. In 2023, we paid a one-time capital dividend of $20 share of common stock, to shareholders. Over the course of VirnetX’s history as a public company VirnetX has distributed over $165.9 million in cash to shareholders.

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

The graph below matches VirnetX Holding Corp’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

Index

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/18	12/19	12/20	12/21	12/22	12/23

VirnetX Holding Corp	100.00	158.33	246.02	126.92	63.46	44.33
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
RDG Technology Composite	100.00	142.93	222.56	266.61	181.18	261.37

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index
The Company

We are an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, VirnetX Matrix™, and GABRIEL Connection Technology™, are designed to be device and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

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

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™, GABRIEL Connection Technology™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as City, County and State Governments, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. We continue to actively pursue new sales opportunities in and outside of United States.

During 2023, we actively engaged in discussions with certain third-parties to pitch the capabilities of VirnetX One™. As a result of our efforts, we made a series of announcements with Solution Synergy, WeSecure, Samsung, Envoy Data Corporation, and Object Security. We also announced new deployments of our VirnetX Matrix™ product at City of Bridgeport, International Association of Certified ISAOs (IACI) and SkinWalker Ranch. Although there can be no assurance in this regard, the Company believes that there are opportunities for Company products’ sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

Index
We invested in two companies in the artificial intelligence (“AI”) sector partnering with them to augment the Company’s strategy to provide secure AI to the marketplace. The first investment was with L2 Holdings, LLC (“OmniTeq”), an AI, machine learning (“ML”) and predictive analytics-based solutions provider with a primary focus on selling into the space and defense sectors. Under the terms of our agreement, OmniTeq will deploy and integrate our VirnetX One™ family of products at SkinWalker Ranch to secure their data and protect against cyber hackers. Our second investment was with OP Media, Inc, a dynamic software platform provider, addressing a critical market requirement for transforming static infrastructure processes and knowledgebases into digital processes that can be continuously optimized using AI, ML, and blockchain technologies for making informed decisions and creating streamlined workflows in real-time, without requiring coding or programming skills. Further, under the terms of our respective agreements, both OmniTeq and OP Media have agreed to integrate our VirnetX One™ family of products and services into their solutions and to resell them to their current and future customers. Both companies have committed to using VirnetX as their exclusive global cybersecurity solution provider and go-to-market partner.

We have an ongoing licensing program under which we offer licenses to our technology, software, and some of our patented inventions, including our secure domain name registry service, to domain infrastructure providers, communication service providers as well as to system integrators. Our GABRIEL Connection Technology™ License is offered to OEM customers who want to adopt the GABRIEL Connection Technology™ as their solution for establishing secure connections using secure domain names within their products. We have developed GABRIEL Connection Technology™ Software Development Kit  to assist with rapid integration of these techniques into existing software implementations.

Our employees include the core development team behind our inventions, technology, and software. Some members of this team have worked together for over twenty years and were on the same team that invented and developed this technology while working at Leidos. The team has continued its research and development work to refine our unique network security technology and make it more secure and easy to deploy.

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

We expect to continue to launch new and enhanced security platforms, software products, and services based on our GABRIEL Connection Technology™. We will provide updates to new and existing customers as they are released to the public. Many small and medium businesses have installed our software products in their corporate networks. We intend to continue to expand our customer base with targeted promotions and direct sales initiatives to large enterprise and governmental organizations.

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

Commitments and Related Party Transactions

We lease our offices in Nevada under an operating lease with a third party expiring in October 2025. We recognize rent expense on a straight-line basis over the term of the lease.

We have a facility lease in Utah to be used for technical integration and as a training facility. This lease requires monthly payments and expires in April 2029.

We have a 12-month non-exclusive service agreement, for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We pay for the Company’s business usage of the aircraft at a rate of $8 per flight hour.

In March 2024, we renewed our facility lease, used for corporate, promotional and marketing purposes. The renewal period begins in 2025, continues for 10 years through 2035, requires either a single payment of $6,000, or annual payments each March, beginning in 2025 starting at $600 and increasing annually for a total commitment of approximately $7,500.

Index
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

Investments

Investments classified as available-for-sale are recorded at fair market value. Unrealized gains and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized using specific identification of each security's cost basis. We invest our excess cash primarily in highly liquid debt instruments including corporate, government and federal agency securities, with contractual maturities less than two years. By policy, we limit the amount of credit exposure to any one issuer.

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment, because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of December 31, 2023.

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

Results of Operations (all amounts in this section are expressed in thousands)

Revenue
	2023	2022
Revenue	$7	$48

Revenue generated in 2023 was $7, compared to $48 in 2022. The change in revenue from 2022 to 2023 was the expiration of contracts with NEC and Mitel.

Licensing Costs
	2023	2022
Licensing costs	$—	$(4)

Research and Development Expenses
	2023	2022
Research and Development	$9,713	$6,406

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred. Our research and development expenses in 2023 were $9,713 compared to $6,406 in 2022. The fluctuation in 2023 compared to 2022 was primarily due to changes in engineering compensation costs, including bonuses.

Selling, General and Administrative Expenses
	2023	2022
Selling, General and Administrative	$21,739	$15,722

Selling, general and administrative expenses include compensation costs for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services. Our selling, general and administrative expenses in 2023 were $21,739 compared to $15,722 in 2022. The increase in selling, general and administrative expenses was primarily due to outside services and additional compensation costs, including bonuses.

Index
Interest and Other Income, net
	2023	2022
Interest and Other Income	$3,495	$1,848

Interest and other income in 2023 was $3,495 compared to $1,848 in 2022, due to higher interest rates.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.01)%	(0.55)%
Valuation allowance	(20.31)%	(91.21)%
Stock based compensation	(0.58)%	(9.44)%
R&D Credit	2.20%	1.22%
Other	(2.03)%	(0.29)%
Effective income tax rate	0.28%	(79.27)%

The Company’s effective tax rate for 2023 and 2022 was substantially lower than the statutory Federal income tax rate primarily due to our valuation allowance, additionally in 2022 our effective tax rate was further reduced by stock based compensation, including expiring options.

Liquidity and Capital Resources

As of December 31, 2023, our cash and cash equivalents totaled $26,289 and our short-term investments totaled $27,258 compared to $86,561 and $65,462, respectively, as of December 31, 2022. We expect that our cash and cash equivalents and short-term investments as of December 31, 2023, will be sufficient to fund our current level of selling, general and administration costs and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry and product sales.

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

Index
FINANCIAL STATEMENTS

Financial Statements Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Index
Description of the Matter
Other Investments

As discussed in Note 2 to the financial statements, the Company purchased equity interests in two private entities. Given that the entities do not have a readily determinable fair market value, management must consider various factors, including the Company’s ability to apply significant influence to the overall operations of the entities, in determining the classification and the initial value of the Other Investments. In addition, management must also evaluate the investments as of each reporting period to determine if there are any factors that would impact the recognized value of Other Investments.

Our determination that the classification and the valuation of Other Investments is a critical audit matter results from the significant judgment by management when assessing the recognition method of the initial purchase as well as the ongoing analysis of the valuation of the investments. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to management’s assessment of the initial recognition and valuation of Other Investments.

Audit Procedures
Our principal audit procedures related to the Company’s Other Investments included the following:

-     We evaluated management’s analysis regarding their ability to apply significant influence in the operations of the entities by obtaining information of the ownership percentage of the entities, composition of the respective boards, and any other relevant factors in determining their recognition method being recognized as cost in accordance with Accounting Standards Codification 321.

-     We also evaluated management’s assessment of impairment factors or any observable transactions from inception of the investments through year-end to determine whether an adjustment in the recognized value was necessary. This includes reviewing management’s internal analysis as well as any publicly available data regarding any factors or events that could impact the entities’ values.

/s/ Farber Hass Hurley LLP
We have served as the Company’s auditor since 2008.
Chatsworth, California
March 15, 2024

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$26,289	$86,561
Investments available for sale	27,258	65,462
Accounts receivables	2	14
Prepaid expenses and other current assets	282	224
Total current assets	53,831	152,261
Prepaid expenses and other assets	4,014	703
Property and equipment, net	67	11
Other investments	2,500	—
Total assets	$60,412	$152,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$440	$373
Accrued payroll and related expenses	316	311
Other liabilities, current	498	47
Total current liabilities	1,254	731

Other liabilities	3,145	—
Total liabilities	4,399	731
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2023 and December 31, 2022, Issued and outstanding: 0 shares at December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2023 and December 31, 2022, Issued and outstanding: 3,618,431 and 3,571,232 shares, at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	242,520	239,753
Accumulated deficit	(186,495)	(87,195)
Accumulated other comprehensive loss	(12)	(314)
Total stockholders’ equity	56,013	152,244
Total liabilities and stockholders’ equity	$60,412	$152,975

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue	$7	$48
Operating expense:
Licensing costs	—	(4)
Research and development	9,713	6,406
Selling, general and administrative expenses	21,739	15,722
Total operating expense	31,452	22,124
(Loss) from operations	(31,445)	(22,076)
Interest and other income, net	3,495	1,848
(Loss) before taxes	(27,950)	(20,228)
Income tax (provision) benefit	79	(16,032)
Net (loss)	$(27,871)	$(36,260)
Basic (loss) per share	$(7.79)	$(10.17)
Diluted (loss) per share	$(7.79)	$(10.17)
Weighted average shares outstanding basic	3,579	3,565
Weighted average shares outstanding diluted	3,579	3,565

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net (loss)	$(27,871)	$(36,260)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on investments, net	306	(246)
Change in foreign currency translation, net	(4)	—
Total other comprehensive (loss) gain, net of tax	302	(246)
Comprehensive (loss)	$(27,569)	$(36,506)

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Year Ended
	December 31,
	2023	2022
Total shareholders’ equity, beginning balances	$152,244	$185,449

Common stock and additional paid-in capital:
Beginning balances	239,753	236,452
Common stock issued for options/RSUs/RS, net	(11)	(29)
Stock-based compensation	2,778	3,330
Ending balances	242,520	239,753

Accumulated deficit
Beginning balances	(87,195)	(50,935)
Net (loss)	(27,871)	(36,260)
Dividends	(71,429)	—
Ending balances	(186,495)	(87,195)

Accumulated other comprehensive loss:
Beginning balances	(314)	(68)
Change in unrealized investment (loss) gain, net	306	(246)
Change in foreign currency translation, net	(4)	—
Ending balances	(12)	(314)

Total shareholders’ equity, ending balances	$56,013	$152,244

Dividends per share	$20	$—

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net (loss)	$(27,871)	$(36,260)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	9	7
Stock-based compensation	2,778	3,330
Bad debt	15	—
Deferred income taxes	—	16,032
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,369)	331
Accounts payable and accrued liabilities	67	35
Other liabilities	3,596	(54)
Accrued payroll and related expenses	5	41
Accrued licensing costs	—	(355)
Accounts receivable	(3)	3
Prepaid income taxes	—	(3)
Net cash used in operating activities	(24,773)	(16,893)
Cash flows from investing activities:
Purchase of property and equipment	(65)	—
Purchase of investments at cost	(2,500)	—
Purchase of investments	(47,215)	(67,070)
Proceeds from sale or maturity of investments	85,721	28,535
Net cash provided by (used in) investing activities	35,941	(38,535)
Cash flows from financing activities:
Dividend	(71,429)	—
Withholding taxes paid on cashless exercise of restricted stock and restricted stock units	(11)	(29)
Net cash used in financing activities	(71,440)	(29)
Net (decrease) in cash and cash equivalents	(60,272)	(55,457)
Cash and cash equivalents, beginning of period	86,561	142,018
Cash and cash equivalents, end of period	$26,289	$86,561
Cash paid for income taxes	$—	$2

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

Index
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

Licensing Costs

Included in operating expenses are licensing costs we incurred in conjunction with a patent infringement case.

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

Investments

Investments classified as available-for-sale are recorded at fair market value. Unrealized gains and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized using specific identification of each security’s cost basis. We invest our excess cash primarily in highly liquid debt instruments including corporate, government and federal agency securities, with contractual maturities less than two years. By policy, we limit the amount of credit exposure to any one issuer.

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment, because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of December 31, 2023.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. In 2023, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC Topic 842. Operating lease right-of-use (“ROU”) assets are included in Prepaid expenses, and other assets on the Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the risk-free rate, U.S. prime rate, of 8.5% in 2023.

Intangible Assets

We record intangible assets at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives, which can range from 3 to 15 years, on either a straight-line basis or as revenue is generated by the assets.

Impairment of Long-Lived Assets

We identify and record impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable, but not less than annually. Recoverability is measured by comparison of the anticipated future net undiscounted cash flows to the related assets’ carrying value. If such assets are deemed impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements.

Index
Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2023	2022
Office furniture	$143	$79
Computer equipment	92	92
Total	235	171
Less accumulated depreciation	(168)	(160)
Total property and equipment, net	$67	$11

Depreciation expense for 2023 and 2022 was $9 and $7, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We have a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. We incurred approximately $1,097 and $1,123 in rental fees and reimbursements to the LLC in 2023 and 2022, respectively. We pay for the Company’s business usage of the aircraft and have no right to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 13 for further discussion of our lease commitments.

Note 5 − Stock Plan

Our stockholders approved the Amended and Restated Equity Incentive Plan (the “A&R Plan”) at our annual shareholders’ meeting in June 2023, which added 175,000 shares to the plan. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, and the A&R Plan will govern awards granted under the prior plan. The A&R Plan provides for the granting of stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At December 31, 2023, there were 225,778 shares available for grant under the A&R Plan.

Note 6 − Stock-Based Compensation

The following tables summarize information and activity under the plan for the indicated periods.

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 10.00 - 31.60	41,925	8.45	$28.67	17,519	8.45	$28.16
$ 34.80 - 139.00	275,217	4.66	$90.31	252,243	4.42	$90.00
$ 290.40 - 308.00	12,875	0.49	$304.24	12,875	0.49	$304.24
	330,017	4.98	$90.63	282,637	4.49	$95.70

Index
	Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	319,868	$139.80	—	$—
Options granted	40,050	29.60	—	—
Options exercised	—	—	—	—
Options cancelled	(19,120)	501.20	—	—
Outstanding, December 31, 2022	340,798	$106.60	—	$—
Options granted	1,875	10.00	—	—
Options exercised	—	—	—	—
Options cancelled	(12,656)	510.21	—	—
Outstanding, December 31, 2023	330,017	$90.63	4.98	$—
Options exercisable, December 31, 2023	282,637	$95.70	4.49	$—

	RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2021	25,457	$107.80	$—
RSUs granted	12,918	29.20	—
RSUs vested	(10,770)	103.00	—
RSUs cancelled	—	—	—
Outstanding, December 31, 2022	27,605	$73.00	$—
RSUs granted	1,250	10.00	—
RSUs vested	(11,405)	83.81	—
RSUs cancelled	—	—	—
Outstanding, December 31, 2023	17,450	$60.81	$—

	Restricted Stock
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2022	—	$—	$—
Restricted stock granted	36,927	9.12	—
Restricted stock vested	(3,617)	9.19	—
Restricted stock cancelled	(604)	9.60	—
Outstanding, December 31, 2023	32,706	$9.11	$—

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2023, which was $7 and the exercise price of the awards. For awards exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

Index
Stock-based compensation expense is included in operating expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2023	Year Ended December 31, 2022
Stock options	$1,960	$2,303
RSUs	778	1,027
Restricted stock	40
Total stock-based compensation expense	$2,778	$3,330

As of December 31, 2023, there was $3,006 of unrecognized stock-based compensation expense; $2,025 related to unvested stock options, $683 related to unvested RSUs, and $298 related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 1.8 years for options, 1.74 years for RSUs, and 3.54 years for restricted stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected stock price volatility	81.39%	85.39%
Risk-free interest rate	3.9%	3.09%
Expected life term	5.5 years	6.2 years
Expected dividends	0%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $6.96 and $21.77 per share during 2023 and 2022, respectively. The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors.

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and unvested restricted stock under our stock plan and warrants. During 2023 and 2022 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive.
The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2023	2022
Net (loss) income	$(27,871)	$(36,260)

Basic weighted average number of shares outstanding	3,579	3,565
Effect of dilutive securities	—	—
Diluted weighted average number of shares outstanding	3,579	3,565

Basic (loss) earnings per share	$(7.79)	$(10.17)
Diluted (loss) earnings per share	$(7.79)	$(10.17)

Index
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

Effective October 25, 2023, every 20 shares of our common stock outstanding was combined into one share of common stock. Proportional adjustments were also made to the number of restricted stock, common stock issuable upon the exercise of options, warrants as well as common stock issuable upon the vesting of RSUs. The exercise price of all equity awards were also proportionally adjusted. The accompanying financial statements include the effect of this adjustment on all periods presented.

Dividends

In 2023, we paid a one-time capital dividend of $20 per share of common stock to shareholders. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2022	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable December 31, 2023	Expiration Date
1,250	$115	1,250	—	—	—	1,250	April 30, 2025

Note 9 − Employee Benefit Plan

We sponsor a defined contribution 401k plan covering substantially all our employees. Our matching contribution to the plan was approximately $229 and $179 in 2023 and 2022, respectively.

Note 10 − Income Taxes

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current:
Federal	$—	$—
State	2	3
Foreign	—	—
	2	3
Deferred:
Federal	(79)	15,920
State	(2)	109
	(81)	16,029
Total income tax (benefit) provision	$(79)	$16,032

Index
A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.01)%	(0.55)%
Valuation allowance	(20.31)%	(91.21)%
Stock based compensation	(0.58)%	(9.44)%
R&D Credit	2.20%	1.22%
Other	(2.03)%	(0.29)%
Effective income tax rate	0.28%	(79.27)%

Deferred tax assets (liabilities) consist of the following:

	As of December 31, 2023	As of December 31, 2022
Deferred tax assets:
Reserves and accruals	$65	$147
Research and development credits and other credits	1,110	430
Net operating loss carry forward	15,262	11,988
Stock based compensation	4,360	5,018
Other	2,382	970
Total deferred tax assets	$23,179	$18,553

Valuation allowance	(23,179)	(18,553)
Deferred tax assets after valuation allowance	—	—

Total deferred tax liability – depreciation and amortization	—	—

Net deferred tax assets	$—	$—

Pursuant to IRC Section 174, we capitalized direct and indirect research and development costs for our tax return totaling $8,599 in 2023 and $5,140 in 2022, of which $1,888 will be amortized in our 2023 tax return and $514 in our 2022 tax return. At December 31, 2023, unamortized capitalized direct and indirect research and development costs for our tax return totaled $11,337, resulting in a deferred tax asset of $2,381.

At December 31, 2023, we had federal and state net operating loss carryforwards of approximately $72,645 and $109,435, respectively. Federal net operating loss carryforwards do not expire. None of the state net operating loss carryforward is apportioned to a deferred tax asset, because currently we do not have operations in states where losses accumulated. The state net operating loss carryforward begins expiring in 2029. We provide full valuation allowances for our net deferred tax assets, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2023, we have no uncertain tax positions.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open due to NOLs and tax credits generated in these years were utilized in 2020. The statute of limitation for these years shall expire three years after the date of filing 2020 income tax returns, which is October 2024.

Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued in 2023.

Index
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

The following table shows the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our financial assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,452	$—	$—	$1,452	$1,452	$—
Level 1:
Mutual funds	20,040	—	—	20,040	20,040	—
U.S. agency and treasury securities	32,046	27	(18)	32,055	4,797	27,258
	52,086	27	(18)	52,095	24,837	27,258
Total	$53,538	$27	$(18)	$53,547	$26,289	$27,258

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$16,949	$—	$—	$16,949	$16,949	$—
Level 1:
Mutual funds	66,493	—	—	66,493	66,493	—
U.S. agency and treasury securities	68,958	9	(386)	68,581	3,119	65,462
	135,451	9	(386)	135,074	69,612	65,462
Total	$152,400	$9	$(386)	$152,023	$86,561	$65,462

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

On February 22, 2021, the USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. Oral arguments were held on September 8, 2022. On March 31, 2023, the USCAFC issued its decision vacating the USDC’s judgement in this matter and remanding it back to the USDC with instructions to dismiss the case as moot. On July 14, 2023 the District Court vacated its prior Final Judgment against Apple dated January 6, 2021 and dismissed the case as moot. On May 1, 2023, VirnetX filed a petition for panel rehearing. On June 27, 2023, the petition for panel rehearing was denied, and the mandate issued on June 30, 2023. VirnetX filed a petition for a writ of certiorari with the United States Supreme Court, on September 20, 2023. On February 20, 2024, the Supreme Court denied our petition. We are evaluating all our options in this matter.

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

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter were held on September 8, 2022. On March 30, 2023, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of the ‘135 patent and the ‘151 patent to be unpatentable. On June 5, 2023, VirnetX filed a petition for panel rehearing. On June 22, 2023, the petition for panel rehearing was denied, and the mandate issued on June 29, 2023. VirnetX filed a petition for a writ of certiorari with the United States Supreme Court, on September 20, 2023. On February 20, 2024, the Supreme Court denied our petition. We are evaluating all our options in this matter.

Index
VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593. VirnetX filed its opening brief on September 12, 2022. The USPTO filed its response brief on December 20, 2022. VirnetX filed its reply brief on February 14, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the United States Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639. That motion was denied on June 1, 2023. On October 20, 2023, the USCAFC issued a decision finding the appeal moot in view of its concurrent decision in USCAFC No. 22-2234.  VirnetX sought rehearing, which was denied, and the mandate to close the case was issued on January 12, 2024.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing. VirnetX’s opening brief was filed on June 23, 2022. The USPTO’s response brief was filed on August 2, 2022, and Cisco’s response brief was filed on September 2, 2022. VirnetX filed its reply brief on October 7, 2022. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639. The motion, filed on April 18, 2023, was denied on June 1, 2023.  On October 20, 2023, the USCAFC issued a decision finding the appeal moot in view of its concurrent decision in USCAFC No. 22-1523 and its prior decision in USCAFC No. 20-2271.  VirnetX sought rehearing, which was denied, and the mandate to close the case was issued on January 12, 2024.

VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief was filed on August 22, 2022. Apple and USPTO each filed a response brief on December 28, 2022. VirnetX filed its reply brief on February 8, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639, which was denied on June 1, 2023.  On October 20, 2023, the USCAFC issued a decision affirming the PTAB’s invalidity findings.  VirnetX sought rehearing, which was denied, and the mandate to close the case was issued on January 12, 2024.

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

Index
VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 22-2234)

On September 16, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,851 involving our U.S. Patent No. 7,418,504. We filed our opening brief on February 28, 2023. Cisco’s response brief was filed on May 10, 2023, and VirnetX reply brief was filed on June 21, 2023. On October 20, 2023, the USCAFC issued a decision affirming the PTAB’s invalidity findings.  The mandate to close the case was issued on December 26, 2023.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 23-1765)

On April 7, 2023, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,714 involving our U.S. Patent No. 7,490,151. The certified list is due to be filed by the USPTO by May 30, 2023, and our opening brief will be due 60 days thereafter.  In addition, on April 21, 2023, Cisco filed a cross-appeal.  On September 29, 2023, VirnetX filed a motion to remand.  That motion was denied without prejudice to VirnetX raising the same arguments in its opening appeal brief in an order dated December 27, 2023, which also set the deadline for VirnetX to file an opening brief for February 5, 2024. VirnetX filed its opening brief on February 5, 2024, and Cisco’s opening/response brief’s is currently due March 18, 2024

Other Legal Matters

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

Note 13 − Leases

In October 2023, we renewed our lease for office space in Nevada with a third party recording an ROU asset and lease liability of $102. The lease requires monthly payments of $4.6 and expires in October 2025. At December 31, 2023, our ROU asset and lease liability totaled $93. Lease expense totaled $55 in 2023 and $54 in 2022.

In October 2023, we executed a facility lease in Utah to be used for technical integration and as a training facility recording an ROU asset and a lease liability of $3,587. This operating lease requires monthly payments starting at $72, includes periodic increases, provides six months of free rent, and expires in April 2029.  At December 31, 2023, our ROU asset and lease liability totaled $3,479 and $3,546, respectively. Lease expense totaled $140 in 2023.

The weighted average remaining life of the office and facility leases discussed above is approximately 5 years, and the related lease liability is as follows:

Due in 2024	$494
Due in 2025	$946
Due in 2026	$927
Due in 2027	$954
Due in 2028	$983
Thereafter	$336
Total undiscounted lease liability	$4,640
Less: imputed interest	$(1,001)
Total lease liability	$3,639

We also lease a facility for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025. At December 31, 2023 and 2022, the ROU asset totaled $349 and $648, respectively; lease expense totaled $300 per year in 2023 and 2022. In March 2024, we renewed our facility lease, used for corporate, promotional and marketing purposes. The renewal period begins in 2025, continues for 10 years through 2035, requires either a single payment of $6,000, or annual payments each March, beginning in 2025 starting at $600 and increasing annually for a total commitment of approximately $7,500.

Index
We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $1,097 and $1,123 in rental fees and reimbursements to the entity in 2023 and 2022, respectively.

Note 14 − Subsequent Event
In January 2024, we issued 71,000 shares of restricted stock from our Amended and Restated Equity Incentive Plan.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2023.

The purpose of this evaluation was to determine whether as of December 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. There were no changes in our internal control over financial reporting during the period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 31, 2023, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation SK Item 408.

Index
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated in this report by reference.

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

Securities Authorized for Issuance Under the Equity Compensation Plans

Our Amended and Restated Equity Incentive Plan (the “A&R Plan”) was approved by our shareholders in June 2023. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, and the A&R Plan will govern awards granted under the prior plan. The A&R Plan allows us to grant stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All awards are subject to forfeiture if service terminates prior to the shares vesting. At December 31, 2023, there were 225,778 shares available for grant under the A&R Plan.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	347,467	$89.32	225,778
Equity compensation plans not approved by security holders	—	—
Total	347,467	$89.32	225,778

During 2023, we granted 1,875 stock options and 1,251 RSUs to members of our Board of Directors and 36,927 restricted stock awards to our employees respectively.

Index
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

Index
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	3.1	11/01/2007	000-26895
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	10/25/2023	001-33852
3.3	Amended and Restated Bylaws of the Company.	8-K	3.1	1/27/2023	001-33852
4.2	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.3	Form of Senior Indenture.	S-3	4.2	07/30/2018	333-226413
4.4	Form of Subordinated Indenture.	S-3	4.4	07/30/2018	333-226413
4.5	Description of Capital Stock.	10-K	4.6	03/16/2020	001-33852
10.1	Form of Indemnification Agreement.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan, as amended.	DEF 14A	Appendix A	04/13/2021	001-33852
10.6*	Amended and Restated 2013 Equity Incentive Plan.	S-8	10.1	06/15/2023	333-272677
10.7*	Form of Stock Option Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.8*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.9*	Form of Restricted Stock Agreement – Amended and Restated 2013 Equity Incentive Plan.	10-Q	10.2	08/11/2023	001-33852
10.10	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.11**	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.13	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.14	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.15	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.16**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.17**	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.18*	Hire Letter by and between Katherine Allanson and the Company, dated as of September 1, 2021.	10-Q	10.1	11/08/2021	001-33852
10.19*	Offer Letter by and between Darl C. McBride and the Company, dated as of December 22, 2023.					X
10.20	Cooperation Letter Agreement, dated March 29, 2023, among The Radoff Family Foundation, Bradley L. Radoff, JEC II Associates, LLC, Michael Torok and the Company.	8-K	10.1	03/30/2023	001-33852

Index
10.21	Warrant to Purchase Shares of Common Stock of the Company by and between the Company and Odeon Capital Group LLC, dated as of April 29, 2020.	10-Q	10.2	05/15/2023	001-33852
10.22*	Outside Director Compensation Policy, as amended.					X
21.1	Subsidiaries of VirnetX Holding Corporation.	10-K	21.1	03/16/2021	001-33852
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on signature page hereto)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy of the Company as adopted November 8, 2023.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted by the SEC as to certain portions of this exhibit.

***	Portions of this exhibit have been omitted pending a determination by the SEC as to whether these portions should be granted confidential treatment.

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

Dated: March 15, 2024

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

Name	Capacity	Date

/s/Kendall Larsen	Director, Chief Executive Officer and President	March 15, 2024
Kendall Larsen	(Principal Executive Officer)

/s/Katherine Allanson	Chief Financial Officer	March 15, 2024
Katherine Allanson	(Principal Financial Officer and Principal Accounting Officer)

/s/Robert D. Short III	Director	March 15, 2024
Robert D. Short III

/s/Gary Feiner	Director	March 15, 2024
Gary Feiner

/s/Michael F. Angelo	Director	March 15, 2024
Michael F. Angelo

/s/Thomas M. O’Brien	Director	March 15, 2024
Thomas M. O’Brien