Form 10-K/A
period 2023-12-31
VirnetX Holding Corp
filed 2024-04-18
CIK 1082324

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Amendment No. 1 to the Annual Report on Form 10-K/A, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 relating to the registrant’s 2024 Annual Meeting of Stockholders.

Auditor Name: Farber Hass Hurley LLP	Auditor Location: Chatsworth, California	PCAOB ID: 223

EXPLANATORY NOTE

This Form 10-K/A is filed to amend Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed on March 15, 2024 (the “Original Annual Report”), of VirnetX Holding Corporation (“we”, “us”, “our”, “the Company” or “VirnetX”), to include the following exhibits: (1) Offer Letter by and between Darl C. McBride and the Company, dated as of December 22, 2023; (2) Outside Director Compensation Policy, as adopted on November 30, 2023; and (3) Compensation Recovery Policy of the Company as adopted November 8, 2023.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Annual Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Annual Report. As such, information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Annual Report was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report and other filings of VirnetX Holding Corporation with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements: See the Index to Consolidated Financial Statements under Item 8 of the Original Annual Report.

(2)
Financial Statement Schedule: Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)
Exhibits: The documents listed in the Exhibit Index of this Amendment No. 1 to the Annual Report on Form 10-K/A are incorporated by reference or are filed with this Amendment No. 1 to the Annual Report on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	3.1	11/01/2007	000-26895
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	10/25/2023	001-33852
3.3	Amended and Restated Bylaws of the Company.	8-K	3.1	1/27/2023	001-33852
4.2	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.3	Form of Senior Indenture.	S-3	4.2	07/30/2018	333-226413
4.4	Form of Subordinated Indenture.	S-3	4.4	07/30/2018	333-226413
4.5	Description of Capital Stock.	10-K	4.6	03/16/2020	001-33852
10.1	Form of Indemnification Agreement.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan, as amended.	DEF 14A	Appendix A	04/13/2021	001-33852
10.6*	Amended and Restated 2013 Equity Incentive Plan.	S-8	10.1	06/15/2023	333-272677
10.7*	Form of Stock Option Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.8*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.9*	Form of Restricted Stock Agreement – Amended and Restated 2013 Equity Incentive Plan.	10-Q	10.2	08/11/2023	001-33852
10.10	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.11**	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.13	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.14	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.15	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.16**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.17**	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.18*	Hire Letter by and between Katherine Allanson and the Company, dated as of September 1, 2021.	10-Q	10.1	11/08/2021	001-33852
10.19*	Offer Letter by and between Darl C. McBride and the Company, dated as of December 22, 2023.					X

10.20	Cooperation Letter Agreement, dated March 29, 2023, among The Radoff Family Foundation, Bradley L. Radoff, JEC II Associates, LLC, Michael Torok and the Company.	8-K	10.1	03/30/2023	001-33852
10.21	Warrant to Purchase Shares of Common Stock of the Company by and between the Company and Odeon Capital Group LLC, dated as of April 29, 2020.	10-Q	10.2	05/15/2023	001-33852
10.22*	Outside Director Compensation Policy, as adopted on November 30, 2023.					X
21.1	Subsidiaries of VirnetX Holding Corporation.	10-K	21.1	03/16/2021	001-33852
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.	10-K	23.1	3/15/2024	001-33852
24.1	Power of Attorney (contained on signature page to Original Annual Report).	10-K	24.1	3/15/2024	001-33852
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.	10-K	31.1	3/15/2024	001-33852
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.	10-K	31.2	3/15/2024	001-33852
31.3	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.4	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	3/15/2024	001-33852
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	3/15/2024	001-33852
97.1*	Compensation Recovery Policy of the Company as adopted November 8, 2023.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted by the SEC as to certain portions of this exhibit.

***	Portions of this exhibit have been omitted pending a determination by the SEC as to whether these portions should be granted confidential treatment.

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

Dated: April 18, 2024