Form 10-Q
period 2024-03-31
VirnetX Holding Corp
filed 2024-05-15
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.
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

3,680,661 shares of the registrant’s Common Stock were outstanding as of May 7, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products, expected growth, future business plans and costs,(including investments, marketing and business development, staffing strategies and entering into another sector), the impact of potential and ongoing litigation, the expectation of future stockholder distributions, statements regarding the Company’s efforts and ability to maintain compliance with the New York Stock Exchange (“NYSE”) continued listing standard, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include statements that:

•
We have undertaken activities to commercialize our products and patent portfolio in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks and may prevent significant future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

i

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,593	$26,289
Investments available for sale	22,412	27,258
Accounts receivables	—	2
Prepaid expenses and other current assets	367	282
Total current assets	50,372	53,831
Other investments at cost	2,500	2,500
Prepaid expenses and other assets	9,341	4,014
Property and equipment, net	62	67
Total assets	$62,275	$60,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$490	$440
Accrued payroll and related expenses	324	316
Other liabilities, current	6,215	498
Total current liabilities	7,029	1,254

Other liabilities	3,062	3,145
Total liabilities	10,091	4,399
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2024 and December 31, 2023; Issued and outstanding: 0 shares at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2024 and December 31, 2023; Issued and outstanding: 3,680,661 shares at March 31, 2024 and 3,618,431 at December 31, 2023	—	—
Additional paid-in capital	243,005	242,520
Accumulated deficit	(190,786)	(186,495)
Accumulated other comprehensive loss	(35)	(12)
Total stockholders’ equity	52,184	56,013
Total liabilities and stockholders’ equity	$62,275	$60,412

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$2	$2
Operating expense:
Research and development	1,268	1,368
Selling, general and administrative	3,660	4,548
Total operating expense	4,928	5,916
Loss from operations	(4,926)	(5,914)
Interest and other income, net	635	1,369
Loss before taxes	(4,291)	(4,545)
Income tax benefit	—	78
Net loss	$(4,291)	$(4,467)
Basic loss per share	$(1.19)	$(1.25)
Diluted loss per share	$(1.19)	$(1.25)
Weighted average shares outstanding - basic	3,616	3,571
Weighted average shares outstanding - diluted	3,616	3,571

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,291)	$(4,467)
Other comprehensive income (loss):
Change in unrealized (loss) gain on investments, net of tax	(21)	107
Change in foreign currency translation, net of tax	(2)	(1)
Total other comprehensive income (loss)	(23)	106
Comprehensive loss	$(4,314)	$(4,361)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Total shareholders’ equity, beginning balances	$56,013	$152,244

Common stock and additional paid-in capital:
Beginning balances	242,520	239,753
Common stock issued for options/RSUs/restricted stock, net	(3)	—
Stock-based compensation	488	682
Ending balances	243,005	240,435

Accumulated deficit:
Beginning balances	(186,495)	(87,195)
Net loss	(4,291)	(4,467)
Dividends	—	(71,429)
Ending balances	(190,786)	(163,091)

Accumulated other comprehensive loss:
Beginning balances	(12)	(314)
Change in unrealized investment (loss) gain, net	(21)	107
Change in foreign currency translation, net	(2)	(1)
Ending balances	(35)	(208)

Total shareholders’ equity, ending balances	$52,184	$77,136

Dividends per share	$—	$20.00

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(4,291)	$(4,467)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	5	1
Bad debt	—	10
Stock-based compensation	488	682
Changes in assets and liabilities:
Accounts receivables	2	—
Prepaid expenses and other assets	100	(301)
Accounts payable	50	1,320
Accrued payroll and related expenses	8	54
Other liabilities	122	(10)
Net cash used in operating activities	(3,516)	(2,711)
Cash flows from investing activities:
Purchase of investments	(7,370)	(16,638)
Proceeds from sale or maturity of investments	12,193	29,838
Net cash provided by investing activities	4,823	13,200
Cash flows from financing activities:
Payment of payroll taxes on restricted stock and vested RSUs	(3)	—
Net cash used in financing activities	(3)	—
Net change in cash and cash equivalents	1,304	10,489
Cash and cash equivalents, beginning of period	26,289	86,561
Cash and cash equivalents, end of period	$27,593	$97,050
Non-cash transactions
ROU asset and lease liability at lease modification date	$5,512	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation (the “Company,” “we,” “us,” or “our”) We are an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. Our software and technology solutions, including Secure Domain Name Registry and Technology, VirnetX One™, War Room™, and VirnetX Matrix™ are designed to be device and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our platform allows businesses and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023, the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2024, our results of operations for the three months ended March 31, 2024 and 2023, and our cash flows for the three months ended March 31, 2024 and 2023. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

Investments

Investments classified as available-for-sale are recorded at fair market value. Unrealized gains and losses are reported as other comprehensive income. Realized gains and losses are recorded in income in the period they are realized using specific identification of each security’s cost basis. We invest our excess cash primarily in highly liquid debt instruments including corporate, government and federal agency securities, with contractual maturities of less than two years. By policy, we limit the amount of credit exposure to any one issuer.

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of March 31, 2024.

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the accelerated and straight-line methods over the estimated useful lives of the assets, which range from five to seven years. Repair and maintenance costs are charged to expense as incurred.

Leases

The Company determines if an arrangement is a lease at inception in accordance ASC Topic 842. Operating lease right-of-use (“ROU”) assets are included in Prepaid expenses, and other assets on the Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the risk-free rate.

Index
Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation, or FDIC. At times, we had funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Earnings per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Additionally, weighted average shares outstanding for both basic and diluted earnings per share include all vested restricted shares issued and outstanding.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,303	$—	$—	$3,303	$3,303	$—
Level 1:
Mutual funds	20,036	—	—	20,036	20,036	—
U.S. agency and treasury securities	26,676	—	(12)	26,666	4,254	22,412
	46,712	—	(12)	46,702	24,290	22,412
Total	$50,015	$—	$(12)	$50,005	$27,593	$22,412

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,452	$—	$—	$1,452	$1,452	$—
Level 1:
Mutual funds	20,040	—	—	20,040	20,040	—
U.S. agency and treasury securities	32,046	27	(18)	32,055	4,797	27,258
	52,086	27	(18)	52,095	24,837	27,258
Total	$53,538	$27	$(18)	$53,547	$26,289	$27,258

Note 3 — Income Taxes

For the three months ended March 31, 2024, we recognized no income tax benefit on loss before taxes of $4,291, which is an effective tax rate of 0.0%. For the three months ended March 31, 2023, we recognized an income tax benefit of $78 on loss before income taxes of $4,545, which is an effective tax rate of 1.71%. For both 2024 and 2023, the effective rate is lower than the statutory federal rate primarily due to the change in the valuation allowance.

Index
Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities because we utilized the NOLs and tax credits generated in those years in 2020. The statute of limitation for those years expires three years after the date of filing 2020 income tax returns.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At March 31, 2024, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at March 31, 2024.

Note 4 — Commitments and Related Party Transactions

We entered into a service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $372 compared to $287 in fees and reimbursements to the LLC during the three months ended March 31, 2024 and 2023, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We entered into a 12-month non-exclusive agreement with the LLC for use of the plane at a rate of $8 per flight hour, with no minimum usage requirement. The agreement contains other terms and conditions and can be cancelled by either us or the LLC with 30 days’ notice. The agreement renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

Our stockholders approved the Amended and Restated 2013 Equity Incentive Plan (the “A&R Plan”) at our annual shareholders’ meeting in June 2023, which added 175,000 shares to the plan. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, but the A&R Plan will govern awards granted under the prior plan. The A&R Plan provides for the granting of stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At March 31, 2024, there were 97,031 shares available for grant under the A&R Plan.

Stock-based compensation expense included in general and administrative expense was $230 and $371, and in research and development expense was $258 and $311, for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, we granted 71,000 shares of restricted stock with a weighted average grant date fair value of $6.80. During the three months ended March 31, 2024, we paid $3 in withholding taxes on shares issued upon granting of restricted stock; the underlying shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows. No restricted stock was issued during the three months ended March 31, 2023.

No options or RSUs were granted during the three months ended March 31, 2024 or 2023. No options were exercised during the three months ended March 31, 2024 or 2023, and no shares were issued as a result of vesting RSUs in the three months ended March 31, 2024 or 2023.

As of March 31, 2024 and 2023, the unrecognized stock-based compensation expense related to unvested stock options, RSUs, and restricted stock was $2,757 and $3,484, respectively, which will be amortized over an estimated weighted average period of approximately 2.63 years and 2.47 years, respectively.

During the three months ended March 31, 2024 we returned 24,750 options, 1,752 RSUs and 6,581 Restricted Stock to the plan due to termination of employees. During the three months ended March 31, 2023, we returned 2,000 options to the plan due to the 10-year expiration for unexercised options.

Index

Note 6 — Equity

Common Stock

During the three months ended March 31, 2024 we issued 71,000 shares of restricted stock. During the three months ended March 31, 2023, we did not issue restricted stock, nor did we issue any shares for vested options or RSUs.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2023	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable March 31, 2024	Expiration Date
1,250	$115	1,250	—	—	—	1,250	April 30, 2025

Note 7 — Litigation (all dollar amounts in this section are expressed in thousands except for rates per device)

VirnetX Inc. v. Apple, Inc. (Case 6:12-CV-00855-LED) (“Apple II”)

This case began on November 6, 2012, when we filed a complaint against Apple Inc. (“Apple”) in United States District Court (“USDC”) in which we alleged that Apple infringed on certain of our patents, (U.S. Patent Nos. 6,502,135, 7,418,504, 7,921,211 and 7,490,151). We sought damages and injunctive relief. The accused products include the iPhone 5, iPod Touch 5th Generation, iPad 4th Generation, iPad mini, and the latest Macintosh computers. The USDC entered a Final Judgment and issued its Memorandum Opinion and Order regarding post- trial motions, affirming the jury’s verdict of $502,600 and granting VirnetX motions for supplemental damages, a sunset royalty, and the royalty rate of $1.20 per infringing iPhone, iPad and Mac products, pre-judgment and post-judgment interest and costs. Apple filed a notice of appeal with the United States Court of Appeals for the Federal Circuit (“USCAFC”) in the Apple II case.

On October 9, 2018, USCAFC docketed the appeal as Case No. 19-1050 - VirnetX Inc. v. Apple Inc. On November 22, 2019, the USCAFC issued an opinion affirming the district court’s findings that Apple is precluded from making certain invalidity arguments and that Apple infringed the ‘135 and ‘151 patents; reversing the USDC’s finding that Apple infringed the ‘504 and ‘211 patents; and remanding the case for proceedings on damages. Apple sought panel and en banc rehearing, which the USCAFC denied on February 10, 2020.

On February 22, 2021, the USCAFC docketed the appeal as Case No. 19-1672. Apple’s opening brief was filed on June 2, 2021. VirnetX filed its responsive brief on July 26, 2021. Apple filed its reply brief on September 13, 2021. Oral arguments were held on September 8, 2022. On March 31, 2023, the USCAFC issued its decision vacating the USDC’s judgement in this matter and remanding it back to the USDC with instructions to dismiss the case as moot. On July 14, 2023 the District Court vacated its prior Final Judgment against Apple dated January 6, 2021 and dismissed the case as moot. On May 1, 2023, VirnetX filed a petition for panel rehearing. On June 27, 2023, the petition for panel rehearing was denied, and the mandate issued on June 30, 2023. VirnetX filed a petition for a writ of certiorari with the United States Supreme Court, on September 20, 2023. On February 20, 2024, the Supreme Court denied our petition. This case is now closed.

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

On June 23, 2021, the USCAFC entered an order directing us (and parties in other appeals that raised Appointments Clause challenges) to file a brief explaining how they believe their cases should proceed in light of the Supreme Court’s decision in United States v. Arthrex, Inc., 141 S. Ct. 1970 (2021). On July 7, 2021, we filed a brief in response to the court’s order. Other parties, including the U.S. Patent and Trademark Office (“USPTO”) filed their responses on July 21, 2021. On August 19, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On September 20, 2021, we filed our requests for Director rehearing with the USPTO. On October 29, 2021, our requests for Director rehearing were denied. We subsequently filed an amended opening brief to the USCAFC on December 10, 2021, the other parties filed response briefs on February 2, 2022, and we filed a reply brief on February 22, 2022. All the briefings have been completed. The oral arguments in this matter were held on September 8, 2022. On March 30, 2023, the USCAFC issued its decision affirming PTAB’s decisions finding certain claims of the ‘135 patent and the ‘151 patent to be unpatentable. On June 5, 2023, VirnetX filed a petition for panel rehearing. On June 22, 2023, the petition for panel rehearing was denied, and the mandate issued on June 29, 2023. VirnetX filed a petition for a writ of certiorari with the United States Supreme Court, on September 20, 2023. On February 20, 2024, the Supreme Court denied our petition. This case is now closed.

VirnetX Inc. v. Hirshfeld (USCAFC Case 17-2593, -2594)

On September 22, 2017, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00693 involving our U.S. Patent No. 7,418,504, and an appeal of the invalidity findings by the PTAB in inter-partes review proceeding IPR2016-00957 involving our U.S. Patent No. 7,921,211. On September 16, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the USPTO. The USCAFC retained jurisdiction over the appeals in the meantime. On October 18, 2021, we filed our requests for Director rehearing with the USPTO. On January 7, 2022, our requests for Director rehearing were denied. On January 21, 2022, we informed the USCAFC about the denial of Director rehearing and requested that the court dismiss the appeal involving IPR2016-00957 as moot and vacate the PTAB’s underlying decision. On April 4, 2022, the USCAFC vacated the PTAB’s decision in IPR2016-00957 and remanded Appeal No. 17-2594 with instructions to dismiss. In the April 4, 2022 order, the USCAFC further set a briefing schedule, in Appeal No. 17-2593. VirnetX filed its opening brief on September 12, 2022. The USPTO filed its response brief on December 20, 2022. VirnetX filed its reply brief on February 14, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the United States Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639. That motion was denied on June 1, 2023. On October 20, 2023, the USCAFC issued a decision finding the appeal moot in view of its concurrent decision in USCAFC No. 22-2234. VirnetX sought rehearing, which was denied, and the mandate to close the case was issued on January 12, 2024. This case is now closed.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 19-1671)

On March 18, 2019, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,679 involving our U.S. Patent No. 6,502,135. On October 5, 2021, USCAFC issued an order remanding these appeals for the limited purpose of allowing VirnetX the opportunity to request rehearing of the PTAB’s final written decisions by the Director of the PTO. The USCAFC retained jurisdiction over the appeals in the meantime. Our request for Director rehearing with the PTO was filed on November 5, 2021. On January 10, 2022, our request for Director rehearing was denied. We informed the USCAFC about the denial of Director rehearing. VirnetX’s opening brief was filed on June 23, 2022. The USPTO’s response brief was filed on August 2, 2022, and Cisco’s response brief was filed on September 2, 2022. VirnetX filed its reply brief on October 7, 2022. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639. The motion, filed on April 18, 2023, was denied on June 1, 2023. On October 20, 2023, the USCAFC issued a decision finding the appeal moot in view of its concurrent decision in USCAFC No. 22-1523 and its prior decision in USCAFC No. 20-2271. VirnetX sought rehearing, which was denied, and the mandate to close the case was issued on January 12, 2024. This case is now closed.

Index
VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1523) (“Apple Reexam I”)

On March 10, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,682 involving our U.S. Patent No. 6,502,135. Our opening brief was filed on August 22, 2022. Apple and USPTO each filed a response brief on December 28, 2022. VirnetX filed its reply brief on February 8, 2023. On April 18, 2023, VirnetX filed a motion to hold this appeal in abeyance pending the disposition of any petition for rehearing in the No. 20-2271, -2272 appeal, and pending the Supreme Court’s disposition of a pending petition for a writ of certiorari in Arthrex, Inc. v. Smith & Nephew, Inc., No. 22-639, which was denied on June 1, 2023. On October 20, 2023, the USCAFC issued a decision affirming the PTAB’s invalidity findings. VirnetX sought rehearing, which was denied, and the mandate to close the case was issued on January 12, 2024. This case is now closed.

VirnetX Inc. v. Apple Inc. (USCAFC Case 22-1997) (“Apple Reexam II”)

On July 6, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,697 involving our U.S. Patent No. 7,490,151. On October 17, 2022, we filed a motion to remand the appeal in light of the PTAB’s refusal to permit Director rehearing. On January 23, 2023, the USCAFC denied that motion without prejudice to the parties raising their arguments in the merits briefs. VirnetX opening brief was filed on May 8, 2023, and Apple and the USPTO each filed a response brief on July 24, 2023. VirnetX filed its reply brief on September 1, 2023. On April 10, 2024, we filed a motion voluntarily dismissing the appeal, which USCAFC granted on April 11, 2024. This case is now closed.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 22-2234)

On September 16, 2022, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,851 involving our U.S. Patent No. 7,418,504. We filed our opening brief on February 28, 2023. Cisco’s response brief was filed on May 10, 2023, and VirnetX reply brief was filed on June 21, 2023. On October 20, 2023, the USCAFC issued a decision affirming the PTAB’s invalidity findings. The mandate to close the case was issued on December 26, 2023. This case is now closed.

VirnetX Inc. v. Cisco Systems, Inc. (USCAFC Case 23-1765)

On April 7, 2023, we filed with the USCAFC an appeal of the invalidity findings by the PTAB in inter-partes re-examination proceeding 95/001,714 involving our U.S. Patent No. 7,490,151. The certified list is due to be filed by the USPTO by May 30, 2023, and our opening brief will be due 60 days thereafter. In addition, on April 21, 2023, Cisco filed a cross-appeal. On September 29, 2023, VirnetX filed a motion to remand. That motion was denied without prejudice to VirnetX raising the same arguments in its opening appeal brief in an order dated December 27, 2023, which also set the deadline for VirnetX to file an opening brief for February 5, 2024. VirnetX filed its opening brief on February 5, 2024. On April 3, 2024, VirnetX and Cisco filed a joint stipulation dismissing the appeal and cross-appeal. USCAFC issued an order dismissing the appeal and cross-appeal on April 8, 2024. This case is now closed.

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

Index
Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $4.6 and expires in October 2025. At March 31, 2024, our ROU asset and lease liability totaled $80. Lease expense totaled $14 for both the three months ended March 31, 2024 and 2023.

We lease a facility in Utah to be used for technical integration and as a training facility. This operating lease requires monthly payments starting at $72, includes periodic increases, provides six months of free rent, and expires in April 2029. At March 31, 2024, our ROU asset and lease liability totaled $3,364 and $3,641, respectively. Lease expense totaled $210 for the three months ended March 31, 2024.

We also lease a facility in California for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025. In March 2024, we renewed the lease. The renewal period begins in 2025, continues through 2035, and requires either a single payment of $6,000 or annual payments each March beginning at $600, increasing annually, for a total commitment of approximately $7,500. At March 31, 2024, our ROU asset totaled $5,803 and our lease liability totaled $5,551. Lease expense totaled $98 and $75, for the three months ended March 31, 2024 and 2023.

Payments due under the above leases as of March 31, 2024 are as follows:

Due in 2024	$481
Due in 2025	6,946
Due in 2026	927
Due in 2027	954
Due in 2028	983
Thereafter	335
10,626
Less imputed interest	(1,353)
Total	$9,273

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $372 compared to $287 in rental fees and reimbursements to the entity during the three months ended March 31, 2024 and 2023, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (92,317 in 2024 and zero in 2023) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net (loss)	$(4,291)	$(4,467)

Denominator:
Weighted-average basic shares outstanding	3,616	3,571
Effect of dilutive securities	—	—
Weighted-average diluted shares	3,616	3,571

Basic (loss) per share	$(1.19)	$(1.25)
Diluted (loss) per share	$(1.19)	$(1.25)

We incurred a net loss for the three months ended March 31, 2024 and 2023; therefore, all potentially dilutive securities representing shares of common stock (322,215 in 2024 and 367,656 in 2023) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. VirnetX’s software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, and VirnetX Matrix™ are designed to be device and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our next-generation, VirnetX One™ platform builds upon our patented Secure Domain Name Registry and Technology to further enhance the security and efficiency of our patented secure communication links. VirnetX One™ is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks. Our platform allows businesses and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

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

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as City, County and State Governments, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. We continue to actively pursue new sales opportunities in and outside of United States.

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

Our portfolio of intellectual property is the foundation of our business model. We currently own U.S. and foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary; VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Index
Results of Operation

Three months Ended March 31, 2024
Compared with the Three months Ended March 31, 2023
(in thousands, except per share amounts)

Revenue

We recognized revenue of $2 and $2 in the three months ended March 31, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses decreased by $100 to $1,268 for the three months ended March 31, 2024 from $1,368 for the three months ended March 31, 2023. The decrease was primarily due to lower engineering costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $888 to $3,660 for the three months ended March 31, 2024 from $4,548 for the three months ended March 31, 2023. The decrease is primarily due to decreased legal fees and outside services.

Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents totaled approximately $27,593 and our short-term investments totaled approximately $22,412, compared to cash and cash equivalents of approximately $26,289 and short-term investments of approximately $27,258 at March 31, 2023, respectively. Working capital was $43,343 at March 31, 2024, and $52,577 at December 31, 2023.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2024, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry, as well as partnering with others to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers.

Dividends

On March 30, 2023, we declared a one-time cash dividend of $20 per share of common stock, paid to shareholders of record as of the close of business on April 10, 2023. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Income Taxes

For the three months ended March 31, 2024, we recognized no income tax benefit on loss before taxes of $4,291, which is an effective tax rate of 0.0%. For the three months ended March 31, 2023, we recognized an income tax benefit of $78 on loss before income taxes of $4,545, which is an effective tax rate of 1.71%. For both 2024 and 2023, the effective rate is lower than the statutory federal rate primarily due to the change in the valuation allowance.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of March 31, 2024.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2024.

The purpose of this evaluation was to determine whether as of March 31, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $4.3 million for the quarter ended March 31, 2024. We had a net loss of $27.9 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $190.8 million. The following include some of the factors that may cause our operating results to fluctuate:

•	Time and resources required to accelerate transition to new product development and sales strategies targeting large enterprises and government customers;

•
Our success depends in part on establishing and maintaining relationships with other companies to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers;

Index
•	Customer adoption of our VirnetX One™ platform and software products and services;

•	The number of product license sales of VirnetX War Room™, VirnetX Matrix™ and associated services;

•	Adoption of VirnetX OneTM platform by third party application providers of secure communications;

•	Intensely competitive market with established brands that have larger customer bases, and greater resources than we do;

•	Prolonged economic uncertainties or downturns, globally or in certain regions or industries, could materially adversely affect our business;

•	Government export and import control regulations on selling products with encryption technology in certain international markets;

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

Our success depends in part on establishing and maintaining relationships with other companies to incorporate our products and services into their technology or vice versa.

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

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our product and service capabilities;

•	Our customers’ budgetary constraints and timing of their budget cycles;

•	Delays caused by time-consuming internal review processes customary with potential customers including large governments agencies and institutions in the defense industry; and

•	Long sales cycles may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

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

Index
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

Index
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

The exercise of our outstanding vested stock options, warrants, and RSUs would dilute the ownership interests of our existing stockholders. As of March 31, 2024, we had outstanding options, warrants and RSUs to purchase an aggregate of 322,215 shares of common stock representing approximately 9% of our total shares outstanding of which 291,903 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Investors may have limited influence because ownership of our common stock is limited.

As of March 31, 2024, our executive officers and directors beneficially owned approximately 15% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2023, and March 31, 2024, the adjusted closing price on the NYSE for our common stock ranged between $3.53 and $12.60, adjusted for a 1-for-20 reverse stock split effective October 26, 2023. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	Annual variations, actual or anticipated, in our operating results;

•	Significant changes in our management;

•	Large purchases or sales of common stock or derivative transactions related to our stock;

•	Actual or anticipated announcements of new products or services by us or competitors;

•	General conditions in the markets in which we compete; and

•	General social, political, economic, and financial conditions, including the significant volatility in the global financial markets.

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

Date: May 15, 2024