Form 10-Q
period 2024-06-30
VirnetX Holding Corp
filed 2024-08-14
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.
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

3,735,270 shares of the registrant’s Common Stock were outstanding as of August 9, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products, expected growth, future business plans and costs (including investments, partnerships and collabarations, marketing and business development, staffing strategies and entering into another sector), the impact of potential litigation, the expectation of future stockholder distributions, statements regarding our efforts and ability to maintain compliance with the New York Stock Exchange (“NYSE”) continued listing standard, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A –  Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include statements that pertain to the activities we have undertaken to commercialize our products and patent portfolio in and outside of the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks that may delay or prevent future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

i

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,285	$26,289
Investments available for sale	20,624	27,258
Accounts receivables	—	2
Prepaid expenses and other current assets	299	282
Total current assets	47,208	53,831
Other investments at cost	2,500	2,500
Prepaid expenses and other assets	9,172	4,014
Property and equipment, net	68	67
Total assets	$58,948	$60,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$325	$440
Accrued payroll and related expenses	353	316
Other liabilities, current	6,329	498
Total current liabilities	7,007	1,254

Other liabilities	3,132	3,145
Total liabilities	10,139	4,399
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2024 and December 31, 2023; Issued and outstanding: 0 shares at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2024 and December 31, 2023; Issued and outstanding: 3,735,270 shares at June 30, 2024 and 3,618,431 at December 31, 2023	—	—
Additional paid-in capital	243,465	242,520
Accumulated deficit	(194,616)	(186,495)
Accumulated other comprehensive loss	(40)	(12)
Total stockholders’ equity	48,809	56,013
Total liabilities and stockholders’ equity	$58,948	$60,412

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1	$2	$3	$4
Operating expense:
Research and development	1,223	4,755	2,491	6,123
Selling, general and administrative	3,193	7,366	6,854	11,913
Total operating expense	4,416	12,121	9,345	18,036
(Loss) from operations	(4,415)	(12,119)	(9,342)	(18,032)
Interest and other income, net	588	740	1,224	2,108
(Loss) before taxes	(3,827)	(11,379)	(8,118)	(15,924)
Income tax (expense) benefit	(3)	—	(3)	78
Net (loss)	$(3,830)	$(11,379)	$(8,121)	$(15,846)
Basic (loss) per share	$(1.07)	$(3.18)	$(2.26)	$(4.44)
Diluted (loss) per share	$(1.07)	$(3.18)	$(2.26)	$(4.44)
Weighted average shares outstanding - basic	3,593	3,573	3,593	3,572
Weighted average shares outstanding - diluted	3,593	3,573	3,593	3,572

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss)	$(3,830)	$(11,379)	$(8,121)	$(15,846)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(1)	3	(22)	110
Change in foreign currency translation, net of tax	(4)	(3)	(6)	(4)
Total other comprehensive income (loss)	(5)	—	(28)	106
Comprehensive (loss)	$(3,835)	$(11,379)	$(8,149)	$(15,740)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total shareholders’ equity, beginning balances	$52,184	$77,136	$56,013	$152,244

Common stock and additional paid-in capital:
Beginning balances	243,005	240,435	242,520	239,753
Common stock issued for equity awards, net	—	(5)	(3)	(5)
Stock-based compensation	460	682	948	1,364
Ending balances	243,465	241,112	243,465	241,112

Accumulated deficit:
Beginning balances	(190,786)	(163,091)	(186,495)	(87,195)
Net (loss)	(3,830)	(11,379)	(8,121)	(15,846)
Dividends	—	—	—	(71,429)
Ending balances	(194,616)	(174,470)	(194,616)	(174,470)

Accumulated other comprehensive loss:
Beginning balances	(35)	(208)	(12)	(314)
Change in unrealized investment gain/loss, net	(1)	3	(22)	110
Change in foreign currency translation, net	(4)	(3)	(6)	(4)
Ending balances	(40)	(208)	(40)	(208)

Total shareholders’ equity, ending balances	$48,809	$66,434	$48,809	$66,434

Dividends per share	$—	$—	$—	$20.00

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(8,121)	$(15,846)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	10	3
Bad debt	—	11
Stock-based compensation	948	1,364
Changes in assets and liabilities:
Accounts receivables	2	(1)
Prepaid expenses and other assets	337	(79)
Accounts payable	(115)	24
Accrued payroll and related expenses	37	81
Other liabilities	306	(23)
Net cash used in operating activities	(6,596)	(14,466)
Cash flows from investing activities:
Purchase of property and equipment	(11)	—
Purchase of investments	(18,248)	(25,753)
Proceeds from sale or maturity of investments	24,854	51,062
Net cash provided by investing activities	6,595	25,309
Cash flows from financing activities:
Payment of dividends	—	(71,429)
Payment of payroll taxes on equity awards	(3)	(5)
Net cash used in financing activities	(3)	(71,434)
Net change in cash and cash equivalents	(4)	(60,591)
Cash and cash equivalents, beginning of period	26,289	86,561
Cash and cash equivalents, end of period	$26,285	$25,970
Non-cash transactions
ROU asset and lease liability at lease modification date (Note 8)	$5,512	$—

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation (the “Company,” “we,” “us,” or “our”) is an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. Our software and technology solutions, including Secure Domain Name Registry and Technology, VirnetX One™, War Room™, and VirnetX Matrix™ are designed to be device and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our platform allows government agencies, businesses and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2024, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2024, our results of operations for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Index
Revenue Recognition

We derive revenue from licensing and royalty fees from contracts with customers which often span several years. We account for this revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete when our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology.

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

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings, LLC (“Omniteq”) and $500 in OP Media, Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of June 30, 2024.

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the accelerated and straight-line methods over the estimated useful lives of the assets, which range from five to seven years. Repair and maintenance costs are charged to expense as incurred.

Leases

The Company determines if an arrangement is a lease at inception in accordance ASC Topic 842. Operating lease right-of-use (“ROU”) assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the risk-free rate.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally a vesting term of four years. We recognize forfeitures, if any, when they occur. In addition, we record stock-based compensation expense for awards granted to non-employees at fair value of the consideration received or the fair value of the equity instruments issued, as they vest, over the performance period (See Note 5 – Stock-Based Compensation).

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Updated (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements.

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

Index
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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of  June 30, 2024 and December 31, 2023.

	June 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$2,628	$—	$—	$2,628	$2,628	$—
Level 1:
Mutual funds	20,024	—	—	20,024	20,024	—
U.S. agency and treasury securities	24,269	—	(12)	24,257	3,633	20,624
	44,293	—	(12)	44,281	23,657	20,624
Total	$46,921	$—	$(12)	$46,909	$26,285	$20,624

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,452	$—	$—	$1,452	$1,452	$—
Level 1:
Mutual funds	20,040	—	—	20,040	20,040	—
U.S. agency and treasury securities	32,046	27	(18)	32,055	4,797	27,258
	52,086	27	(18)	52,095	24,837	27,258
Total	$53,538	$27	$(18)	$53,547	$26,289	$27,258

Note 3 — Income Taxes

For the three and six months ended June 30, 2024, we recognized no income tax benefit which is an effective tax rate of 0%. For the three and six months ended June 30, 2023, we recognized an income tax benefit of $0 and $78, respectively, which is an effective tax rate of 0.0% and 0.49%. The effective tax rate was lower than the statutory federal income tax rate during 2023 and 2024 primarily due to the change in valuation allowance.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities because we utilized the NOLs and tax credits generated in those years in 2020. The statute of limitation for those years expires three years after October 2021, the date we filed our 2020 income tax returns. The California Franchise Tax Board is currently conducting an audit on the Company's 2019, 2020 and 2021 California tax returns. The outcome of the audit is yet to be determined.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At June 30, 2024, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at June 30, 2024.

Index
Note 4 — Commitments and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred approximately $315 and $686 compared to $112 and $399 in fees and reimbursements to the LLC during the three and six months ended June 30, 2024 and 2023, respectively. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The agreement with the LLC provides for use of the plane at an initial rate of $8 per flight hour which increased to $9.8 per flight hour in April 2024. The agreement contains no minimum usage requirement and includes other terms and conditions. The agreement can be cancelled by either us or the LLC with 30 days’ notice and renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 – Leases for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

Our stockholders approved an amendment to the Amended and Restated 2013 Equity Incentive Plan (the “Plan”) at our annual shareholders’ meeting in June 2024, which among other things, added 1,000,000 shares to the plan. The Plan provides for the granting of equity awards including stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the Plan are granted with an exercise price equal to the fair value of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At June 30, 2024, there were 1,058,006 shares available for grant under the Plan.

Stock-based compensation expense included in general and administrative expense was $264 and $393, and in research and development expense was $196 and $289, for the three months ended June 30, 2024 and 2023, respectively.  Stock-based compensation expense included in general and administrative expense was $494 and $764, and in research and development expense was $454 and $600, for the six months ended June 30, 2024 and 2023, respectively.

During the three months ended June 30, 2024, we granted 48,000 shares of restricted stock with a weighted average grant date fair value of $3.77. During the six months ended June 30, 2024, we granted 119,000 shares of restricted stock with a weighted average grant date fair value of $5.58. During the six months ended June 30, 2024, we paid $3 in withholding taxes on shares of restricted stock; the grantees surrendered shares of equal value and those surrendered shares were cancelled. The amounts are reflected as financing costs in the accompanying statement of cash flows. No restricted stock was issued during the six months ended June 30, 2023.

No options were granted during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we granted 1,875 options with a weighted average grant date fair value of $7 per share. No options were exercised during the three and six months ended June 30, 2024 or 2023.

No RSUs were granted during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we granted 1,248 RSUs with a grant date fair value of $10 per share. We issued 7,168 shares of common stock as a result of vesting RSUs in the three and six months ended June 30, 2024. We issued 10,763 shares of common stock as a result of vesting RSUs in the three and six months ended June 30, 2023, for which we paid $5 in withholding taxes.

As of June 30, 2024 and 2023, the unrecognized stock-based compensation expense related to unvested stock options, RSUs, and restricted stock was $2,374 and $4,082, respectively, which will be amortized over an estimated weighted average period of approximately 2.37 years and 2.25 years, respectively.

During the six months ended June 30, 2024, we returned 32,750 options, 2,210 RSUs and 7,138 shares of restricted stock to the plan due to termination of employees and the expiration of unexercised options.

Index
Note 6 — Equity

Common Stock

During the six months ended June 30, 2024, we issued 119,000 shares of restricted stock, as well as 7,168 shares of common stock as a result of vesting RSUs. During the six months ended June 30, 2023 we issued 10,763 shares of common stock as a result of vesting RSUs.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2023	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable June 30, 2024	Expiration Date
1,250	$115	1,250	—	—	—	1,250	April 30, 2025

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

Other Legal Matters

From time to time, we are subject to various legal proceedings, the outcomes of which are inherently uncertain. We record any potential gains related to legal proceedings only after cash is collected. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such resolutions could have a material impact on future quarterly or annual results of operations.

One or more potential intellectual property infringement claims may also be available to us against certain other companies who have the resources to defend against any such claims. Although we believe these potential claims are likely valid, commencing a lawsuit can be expensive and time-consuming, and there is no assurance that we could prevail on such potential claims if we made them.

Index
Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $4.6 and expires in October 2025. At June 30, 2024, our ROU asset and lease liability totaled $68. Lease expense totaled $14 and $28 for the three and six months ended June 30, 2024. Lease expense totaled $13 and $27 for the three and six months ended June 30, 2023.

We lease a facility in Utah to be used for technical integration and as a training facility. This operating lease requires monthly payments starting at $72, includes periodic increases, provides six months of free rent, and expires in April 2029. At June 30, 2024, our ROU asset and lease liability totaled $3,233 and $3,719, respectively. Lease expense totaled $210 and $419 for the three and six months ended June 30, 2024.

We also lease a facility in California for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025. In March 2024, we renewed the lease recording an ROU asset and lease liability of $5,512. The renewal period begins in 2025, continues through 2035, and requires either a single payment of $6,000 or annual payments each March beginning at $600, increasing annually, for a total commitment of approximately $7,500. At June 30, 2024, our ROU asset totaled $5,778 and our lease liability totaled $5,670. Lease expense totaled $143 and $241 for the three and six months ended June 30, 2024, and $75 and $150 for the three and six months ended June 30, 2023.

Payments due under the above leases as of June 30, 2024 are as follows:

Due in 2024	$467
Due in 2025	6,946
Due in 2026	927
Due in 2027	954
Due in 2028	983
Thereafter	336
10,613
Less imputed interest	(1,156)
Total	$9,457

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4 – Commitments and Related Party Transactions. We incurred approximately $315 and $686 in rental fees and reimbursements to the entity during the three and six months ended June 30, 2024 compared to $112 and $399 incurred during the three and six months ended June 30, 2023.

Index
Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (138,633 in 2024 and zero in 2023) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period.The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net (loss)	$(3,830)	$(11,379)	$(8,121)	$(15,846)

Denominator:
Weighted-average basic shares outstanding	3,593	3,573	3,593	3,572
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	3,593	3,573	3,593	3,572

Basic (loss) per share	$(1.07)	$(3.18)	$(2.26)	$(4.44)
Diluted (loss) per share	$(1.07)	$(3.18)	$(2.26)	$(4.44)

We incurred a net loss for the three and six months ended June 30, 2024 and 2023; therefore, all potentially dilutive securities representing shares of common stock (305,781 at June 30, 2024 and 348,729 at June 30, 2023) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

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

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our next-generation, VirnetX One™ platform builds upon our patented Secure Domain Name Registry and Technology to further enhance the security and efficiency of our patented secure communication links. VirnetX One™ is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks. Our platform allows government organizations, businesses, and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against ever-growing cyberthreats to data, operating systems, other infrastructure products and gateway security controllers.

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

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as City, County and State and Federal governments, healthcare, finance, legal, oil and gas, medical, law enforcement, national defense and related support industries. We continue to actively pursue new sales opportunities in and outside of the United States.

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

Our portfolio of intellectual property is the foundation of our business model. We currently own U.S. and foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC) in 2006.

Index
Results of Operation

Three and Six Months Ended June 30, 2024
Compared with the Three and Six Months Ended June 30, 2023
(in thousands, except per share amounts)

Revenue

We recognized revenue of $1 and $2 in the three and six months ended June 30, 2024 and $3 and $4 in the three and six months ended June 30, 2023.

Research and Development Expenses

Our research and development expenses decreased by $3,532 to $1,223 for the three months ended June 30, 2024, and by $3,632 to $2,491 for the six months ended June 30, 2024. The decrease was primarily due to higher engineering compensation costs in 2023.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $4,173 to $3,193 for the three months ended June 30, 2024, and by $5,059 to $6,854 for the six months ended June 30, 2024. The decrease is primarily due to lower legal fees and compensation costs in 2024.

Liquidity and Capital Resources

As of June 30, 2024, our cash and cash equivalents totaled approximately $26,285 and our short-term investments totaled approximately $20,624, compared to cash and cash equivalents of approximately $26,289 and short-term investments of approximately $27,258 at December 31, 2023, respectively. Working capital was $40,201 at June 30, 2024, and $52,577 at December 31, 2023.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2024, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry, as well as partnering with others to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers.

Dividends

On March 30, 2023, we declared a one-time cash dividend of $20 per share of common stock, paid to shareholders of record as of the close of business on April 10, 2023. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Income Taxes

For the three and six months ended June 30, 2024, we recognized no income tax benefit, which is an effective tax rate of 0%. For the three and six months ended June 30, 2023, we recognized an income tax benefit of $0 and $78, respectively, which is an effective tax rate of 0.0% and 0.49%. The effective tax rate was lower than the statutory federal income tax rate during 2023 and 2024 primarily due to the change in valuation allowance.

Contractual Obligations

In March 2024, we renewed our facility lease in California used for marketing and promotional purposes, which extended the lease through 2035.  See Note 8 – Leases in the accompanying consolidated financial statements for details.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of June 30, 2024.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2024.

The purpose of this evaluation was to determine whether as of June 30, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $3.8 million for the quarter ended June 30, 2024. We had a net loss of $27.9 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $194.6 million. The following include some of the factors that may cause our operating results to fluctuate:

•	Time and resources required to accelerate transition to new product development and sales strategies targeting large enterprises and government customers;

•
Our success depends in part on establishing and maintaining relationships with other companies to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers;

•	Customer adoption of our VirnetX One™ platform and software products and services;

•	The number of product license sales of VirnetX War Room™, VirnetX Matrix™ and associated services;

•	Adoption of VirnetX OneTM platform by third party application providers of secure communications;

•	Intensely competitive market with established brands that have larger customer bases, and greater resources than we do;

•	Prolonged economic uncertainties or downturns, globally or in certain regions or industries, could materially adversely affect our business; and

•	Government export and import control regulations on selling products with encryption technology in certain international markets.

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

In addition, potential customers of our products include local, state, federal and foreign government agencies, as well as institutions in the defense industry. Sales to government authorities can be extensive and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts.

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

The market for ZTNA security solutions is rapidly evolving and highly competitive as new entrants and traditional network solutions companies offer cloud-based cybersecurity solutions. Many of our competitors and potential competitors have established brand recognition, larger customer bases, and greater resources than we do. Our primary competitors in the ZTNA market include Appgate, Cloudflare, and Illumio. In the enterprise market, our primary competitors include Zscaler (ZPA), Palo Alto Networks (Prisma Access), Cisco (Umbrella), Citrix (Secure Private Access), Netskope (Private Access for ZTNA) and Cato Networks. As we expand our product offerings and use cases, we will begin to compete with companies that offer bundled security-as-a-service solutions that include Secure Access Service Edge (SASE) and Security Service Edge (SSE). With the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to mitigate or eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. There can be no assurances our security measures or those of our service providers will prevent security breaches or incidents. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. Remote work by our personnel and those of third parties has resulted in increased vulnerability to cyber-attacks. Additionally, geopolitical tensions and conflicts may create increased risks of cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products, or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services, which could have a material adverse impact on our business, financial condition, and results of operation.

A security breach or other security incident, or the perception any such event has occurred, could require a substantial level of financial resources to address and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, inquiries, and other proceedings or actions by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Cybersecurity risks pose a particularly significant risk to our business given our focus on providing internet security software and secure communications technology. Any actual or perceived security breach or other security incident may also harm our reputation, result in a loss of customers, and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our business, operating results and financial condition.

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

Index
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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (the “CPRA”), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, Utah and Colorado enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that has or will become effective in 2024; Delaware, Nebraska, Maryland, New Hampshire, New Jersey, Minnesota, Tennessee, and Iowa have enacted similar legislation that will take effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will become effective in 2026. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Our business has been, and may continue to be, negatively affected by activist shareholders.

Responding to actions and communications by activist shareholders is costly and time-consuming, has diverted the attention of management, our Board of Directors and our employees, and may be disruptive to our operations. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. Furthermore, if customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

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

The exercise of our outstanding stock options and warrants, and the issuance of RSUs and restricted stock would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options and warrants, and the vesting of RSUs and restricted stock dilutes the ownership interests of our existing stockholders. As of June 30, 2024, we had outstanding options, warrants and RSUs to purchase an aggregate of 305,781 shares of common stock representing approximately 9% of our total shares outstanding of which 268,703 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised and RSUs vest, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Index
Investors may have limited influence because ownership of our common stock is limited.

As of June 30, 2024, our executive officers and directors beneficially owned approximately 15% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Our protective provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it difficult for a third party to successfully acquire us even if you would like to sell your stock to them.

We have protective provisions in our amended and restated certificate of incorporation (“Restated Charter”) and amended and restated bylaws (“Restated Bylaws”) that could delay, discourage, or prevent a third party from acquiring control of us without the approval of our Board of Directors. These protective provisions include:

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

•
Advance notice requirements for director nominations and for business to be brought before stockholder meetings: Stockholders wishing to submit director nominations or raise matters to a vote of the stockholders must provide notice to us within very specific date windows and in very specific form to have the matter voted on at a stockholder meeting. This gives our Board of Directors and management more time to react to stockholder proposals generally and could also permit us to disregard a stockholder proposal to the extent such proposal is not submitted in accordance with the Restated Bylaws.

•
No stockholder actions by written consent: No stockholder or group of stockholders may take action by written consent. Along with the advance notice requirements described above, this provision also gives our Board of Directors and management more time to react to proposed stockholder actions.

•
Super majority requirement for stockholder amendments to the Restated Bylaws: Stockholder proposals to alter or amend our Restated Bylaws or to adopt new bylaws can only be approved by the affirmative vote of at least 66 2/3% of the outstanding shares of our common stock.

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

These and other provisions in our Restated Charter, our Restated Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Index
Our Restated Bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or our Restated Charter or Restated Bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

However, notwithstanding the exclusive forum provisions, our Restated Bylaws explicitly state that they would not preclude the filing of claims brought to enforce any liability or duty created under federal securities laws, including the Securities Act or the Exchange Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision in our Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

General Risk Factors

Failure to meet the NYSE’s continued listing requirements could result in the suspension of trading of our common stock and a subsequent delisting of our common stock.

On May 12, 2023, we received a written notification from the NYSE that as of May 11, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant Section 802.01C, there is a period of six months following the receipt of the notification to regain compliance with the minimum price criteria. A 1-for-20 reverse stock split was approved by stockholders at the special meeting held on October 24, 2023, a certificate of amendment to our Restated Charter was filed and became effective as of October 25, 2023, and our common stock began trading on a post-split basis on October 26, 2023. As of the end of the cure period, our common stock share price met the applicable requirements and we regained compliance with the minimum share price requirement. However, there can be no assurances that we will maintain compliance as there may be continued volatility and fluctuations in the market price of our common stock.

Our common stock could also be delisted if our average global market capitalization over a consecutive 30 trading-day period is less than $15 million. Our average global market capitalization over a consecutive 30 trading-day period may fall below $15 million based on continued volatility and fluctuations in the market price of our common stock. In the event that our stock price does not meet the global market capitalization requirement, the NYSE will promptly suspend our common stock from trading on the NYSE and will simultaneously begin the process to delist our common stock, subject to our right to appeal under NYSE rules. While we may appeal this decision, there is no assurance that any appeal we undertake will be successful.

If shares of our common stock are delisted from the NYSE, there may be no public market for our common stock. Any over-the-counter or other market that does develop would likely be characterized by decreased liquidity and greater volatility, which may materially and adversely affect the value of our common stock. A delisting of our common stock could negatively impact the Company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares of common stock in the future. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing. The perceived decrease in value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2023, and June 30, 2024, the adjusted closing price on the NYSE for our common stock ranged between $3.53 and $10.20, adjusted for a 1-for-20 reverse stock split effective October 26, 2023. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

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

ITEM 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Index
ITEM 6 — EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.	Filed Herewith
10.1*	Amended and Restated 2013 Equity Incentive Plan, as amended.	8-K	10.1	06/18/2024	001-33852
31.1	Certification of the President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of the Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	Inline XBRL Instance Document.					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					x

*	Includes management contract or compensatory plan.

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

VIRNETX HOLDING CORPORATION

	By:	/s/ Kendall Larsen
		Name:	Kendall Larsen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Katherine Allanson
		Name:	Katherine Allanson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2024