Form 10-Q
period 2024-09-30
VirnetX Holding Corp
filed 2024-11-13
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.
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

3,729,122 shares of the registrant’s Common Stock were outstanding as of November 9, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products, expected growth, future business plans and costs (including investments, partnerships and collaborations, marketing and business development, staffing strategies and entering into another sector), the impact of potential litigation, the expectation of future stockholder distributions, statements regarding our efforts and ability to maintain compliance with the New York Stock Exchange (“NYSE”) continued listing standard, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A –  Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

VIRNETX HOLDING CORPORATION

i

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,130	$26,289
Investments available for sale	18,624	27,258
Accounts receivables	—	2
Prepaid expenses and other current assets	266	282
Total current assets	44,020	53,831
Other investments at cost	2,500	2,500
Prepaid expenses and other assets	9,005	4,014
Property and equipment, net	62	67
Total assets	$55,587	$60,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$280	$440
Accrued payroll and related expenses	384	316
Other liabilities, current	6,471	498
Total current liabilities	7,135	1,254

Other liabilities	2,959	3,145
Total liabilities	10,094	4,399
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at September 30, 2024 and December 31, 2023; Issued and outstanding: 0 shares at September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at September 30, 2024 and December 31, 2023; Issued and outstanding: 3,729,122 shares at September 30, 2024 and 3,618,431 at December 31, 2023	—	—
Additional paid-in capital	243,916	242,520
Accumulated deficit	(198,455)	(186,495)
Accumulated other comprehensive loss	32	(12)
Total stockholders’ equity	45,493	56,013
Total liabilities and stockholders’ equity	$55,587	$60,412

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2	$3	$5	$7
Operating expense:
Research and development	1,176	1,218	3,667	7,341
Selling, general and administrative	3,213	4,420	10,066	16,333
Total operating expense	4,389	5,638	13,733	23,674
(Loss) from operations	(4,387)	(5,635)	(13,728)	(23,667)
Interest and other income, net	548	716	1,771	2,824
(Loss) before taxes	(3,839)	(4,919)	(11,957)	(20,843)
Income tax (expense) benefit	—	1	(3)	79
Net (loss)	$(3,839)	$(4,918)	$(11,960)	$(20,764)
Basic (loss) per share	$(1.07)	$(1.36)	$(3.32)	$(5.79)
Diluted (loss) per share	$(1.07)	$(1.36)	$(3.32)	$(5.79)
Weighted average shares outstanding - basic	3,603	3,612	3,600	3,586
Weighted average shares outstanding - diluted	3,603	3,612	3,600	3,586

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss)	$(3,839)	$(4,918)	$(11,960)	$(20,764)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	68	96	46	206
Change in foreign currency translation, net of tax	4	—	(2)	(4)
Total other comprehensive income (loss)	72	96	44	202
Comprehensive (loss)	$(3,767)	$(4,822)	$(11,916)	$(20,562)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total shareholders’ equity, beginning balances	$48,809	$66,434	$56,013	$152,244

Common stock and additional paid-in capital:
Beginning balances	243,465	241,112	242,520	239,753
Common stock issued for equity awards, net	(6)	(6)	(9)	(11)
Stock-based compensation	457	706	1,405	2,070
Ending balances	243,916	241,812	243,916	241,812

Accumulated deficit:
Beginning balances	(194,616)	(174,470)	(186,495)	(87,195)
Net (loss)	(3,839)	(4,918)	(11,960)	(20,764)
Dividends	—	—	—	(71,429)
Ending balances	(198,455)	(179,388)	(198,455)	(179,388)

Accumulated other comprehensive loss:
Beginning balances	(40)	(208)	(12)	(314)
Change in unrealized investment gain/loss, net	68	96	46	206
Change in foreign currency translation, net	4	—	(2)	(4)
Ending balances	32	(112)	32	(112)

Total shareholders’ equity, ending balances	$45,493	$62,312	$45,493	$62,312

Dividends per share	$—	$—	$—	$20.00

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(11,960)	$(20,764)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	16	5
Bad debt	—	15
Stock-based compensation	1,405	2,070
Changes in assets and liabilities:
Accounts receivables	2	(3)
Prepaid expenses and other assets	537	50
Accounts payable	(160)	810
Accrued payroll and related expenses	68	99
Other liabilities	275	(39)
Net cash used in operating activities	(9,817)	(17,757)
Cash flows from investing activities:
Purchase of property and equipment	(11)	—
Purchase of investments	(26,469)	(36,330)
Proceeds from sale or maturity of investments	35,147	66,811
Net cash provided by investing activities	8,667	30,481
Cash flows from financing activities:
Payment of dividends	—	(71,429)
Payment of payroll taxes on equity awards	(9)	(11)
Net cash used in financing activities	(9)	(71,440)
Net change in cash and cash equivalents	(1,159)	(58,716)
Cash and cash equivalents, beginning of period	26,289	86,561
Cash and cash equivalents, end of period	$25,130	$27,845
Non-cash transactions
ROU asset and lease liability at lease modification date (Note 8)	$5,512	$—

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2024, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2024, our results of operations for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings, LLC (“Omniteq”) and $500 in OP Media, Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of September 30, 2024.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of  September 30, 2024 and December 31, 2023.

	September 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,864	$—	$—	$1,864	$1,864	$—
Level 1:
Mutual funds	20,035	—	—	20,035	20,035	—
U.S. agency and treasury securities	21,798	57	—	21,855	3,231	18,624
	41,833	57	—	41,890	23,266	18,624
Total	$43,697	$57	$—	$43,754	$25,130	$18,624

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,452	$—	$—	$1,452	$1,452	$—
Level 1:
Mutual funds	20,040	—	—	20,040	20,040	—
U.S. agency and treasury securities	32,046	27	(18)	32,055	4,797	27,258
	52,086	27	(18)	52,095	24,837	27,258
Total	$53,538	$27	$(18)	$53,547	$26,289	$27,258

Note 3 — Income Taxes

For the three and nine months ended September 30, 2024, we recognized income tax expense of $0 and $3, an effective income tax rate of approximately 0.0% for both periods. For the three and nine months ended September 30, 2023, we recognized an income tax benefit of $1 and $79, an effective income tax rate of 0.0% and 0.4%. The effective tax rate was lower than the statutory federal income tax rate during 2023 and 2024 primarily due to the change in valuation allowance.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities because we utilized the NOLs and tax credits generated in those years in 2020. The statute of limitations for those years expires three years after October 2021, the date we filed our 2020 income tax returns. The California Franchise Tax Board is currently conducting an audit on the Company's 2019, 2020 and 2021 California tax returns; the outcome of the audit is yet to be determined.

Index
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At September 30, 2024, we have no uncertain tax positions. Our policy is to recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions at September 30, 2024.

Note 4 — Commitments and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for employees of the Company. We incurred fees and reimbursements to the LLC of approximately $446 and $1,132 during the three and nine months ended September 30, 2024, and $314 and $713 during the three and nine months ended September 30, 2023. We pay for the Company’s usage of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The agreement with the LLC provides for use of the plane at an initial rate of $8 per flight hour which increased to $9.8 per flight hour in April 2024. The agreement contains no minimum usage requirement and includes other terms and conditions. The agreement can be cancelled by either us or the LLC with 30 days’ notice and renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 – Leases for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

Our stockholders approved an amendment to the Amended and Restated 2013 Equity Incentive Plan (the “Plan”) at our annual shareholders’ meeting in June 2024, which among other things, added 1,000,000 shares to the plan. The Plan provides for the granting of equity awards including stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the Plan are granted with an exercise price equal to the fair value of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At September 30, 2024, there were 1,081,278 shares available for grant under the Plan.

Stock-based compensation expense included in general and administrative expense was $309 and $449, and in research and development expense was $149 and $257, for the three months ended September 30, 2024 and 2023, respectively.  Stock-based compensation expense included in general and administrative expense was $802 and $1,213, and in research and development expense was $603 and $857, for the nine months ended September 30, 2024 and 2023, respectively.

No restricted stock awards were granted during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we granted 119,000 shares of restricted stock with a weighted average grant date fair value of $5.58. We paid $6 in withholding taxes on shares of restricted stock, which is reflected as financing costs in the accompanying statement of cash flows; the grantees surrendered shares of equal value, and those surrendered shares were cancelled. During the three and nine months ended September 30, 2023, we granted 36,927 shares of restricted stock with a weighted average grant date fair value of $9.12. We paid $6 in withholding taxes on shares of restricted stock, which is reflected as financing costs in the accompanying statement of cash flows; the grantees surrendered shares of equal value, and those surrendered shares were cancelled.

No options were granted during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we granted 1,875 options with a weighted average grant date fair value of $7 per share. No options were exercised during the three and nine months ended September 30, 2024 or 2023.

Index
No RSUs were granted during the three and nine months ended September 30, 2024. No RSUs were granted during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we granted 1,248 RSUs with a grant date fair value of $10 per share. During the nine months ended September 30, 2024 and 2023, we issued 7,166 and 10,763 shares of common stock as a result of vesting RSUs, for which we paid $3 and $5, respectively, in withholding taxes, which is reflected as financing costs in the accompanying statement of cash flows; the grantees surrendered shares of equal value, and those surrendered shares were cancelled.

As of September 30, 2024 and 2023, the unrecognized stock-based compensation expense related to unvested awards (including stock options, RSUs, and restricted stock) was $1,778 and $3,712, respectively, which will be amortized over an estimated weighted average period of approximately 2.16 years and 2.62 years, respectively.

During the nine months ended September 30, 2024, we returned 49,937 options, 2,897 RSUs and 12,494 shares of restricted stock to the plan due to termination of employees and the expiration of unexercised options.

Note 6 — Equity

Common Stock

During the nine months ended September 30, 2024, we issued 119,000 shares of restricted stock, as well as 7,166 shares of common stock as a result of vesting RSUs. During the nine months ended September 30, 2023, we issued 36,927 shares of restricted stock, as well as 10,763 shares of common stock as a result of vesting RSUs.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2023	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable September 30, 2024	Expiration Date
1,250	$115	1,250	—	—	—	1,250	April 30, 2025

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

Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $5 and expires in October 2025. At September 30, 2024, our ROU asset and lease liability totaled $55. Lease expense totaled $14 and $42 for the three and nine months ended September 30, 2024. Lease expense totaled $13 and $41 for the three and nine months ended September 30, 2023.

Index
We lease a facility in Utah to be used for technical integration and as a training facility. This operating lease requires monthly payments starting at $72, includes periodic increases, provides nine months of free rent, and expires in April 2029. At September 30, 2024, our ROU asset and lease liability totaled $3,099 and $3,578, respectively. Lease expense totaled $210 and $629 for the three and nine months ended September 30, 2024.

We also lease a facility in California for corporate promotional and marketing purposes which was prepaid at inception and expires in 2025. In March 2024, we renewed the lease recording an ROU asset and lease liability of $5,512. The renewal period begins in 2025, continues through 2035, and requires either a single payment of $6,000 or annual payments each March beginning at $600, increasing annually, for a total commitment of approximately $7,500. At September 30, 2024, our ROU asset totaled $5,757 and our lease liability totaled $5,792. Lease expense totaled $143 and $384 for the three and nine months ended September 30, 2024, and $75 and $225 for the three and nine months ended September 30, 2023.

Payments due under the above leases as of September 30, 2024 are as follows:

Due in 2024	$235
Due in 2025	6,946
Due in 2026	927
Due in 2027	954
Due in 2028	983
Thereafter	336
10,381
Less imputed interest	(956)
Total	$9,425

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4 – Commitments and Related Party Transactions. We incurred rental fees and reimbursements to the entity of approximately $446 and $1,132 during the three and nine months ended September 30, 2024 compared to $314 and $713 incurred during the three and nine months ended September 30, 2023.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (127,865 in 2024 and 34,990 in 2023) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net (loss)	$(3,839)	$(4,918)	$(11,960)	$(20,764)

Denominator:
Weighted-average basic shares outstanding	3,603	3,612	3,600	3,586
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	3,603	3,612	3,600	3,586

Basic (loss) per share	$(1.07)	$(1.36)	$(3.32)	$(5.79)
Diluted (loss) per share	$(1.07)	$(1.36)	$(3.32)	$(5.79)

We incurred a net loss for the three and nine months ended September 30, 2024 and 2023; therefore, all potentially dilutive securities representing shares of common stock (287,908 at September 30, 2024 and 348,729 at September 30, 2023) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Subsequent Events

On November 12, 2024 we issued 507,000 shares of restricted stock, with a weighted average fair values at the date of grant of $6.08. Restricted stock is subject to forfeiture if service terminates prior to the shares vesting and is expensed ratably over the vesting period.

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

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as local, state, Federal and foreign governments, healthcare, finance, legal, oil and gas, medical, law enforcement, national defense and related support industries. We continue to actively pursue new sales opportunities in and outside of the United States.

We invested in two companies in the artificial intelligence (“AI”) sector partnering with them to augment the Company’s strategy to provide secure AI to the marketplace. The first investment was with L2 Holdings, LLC   (“OmniTeq”), an AI, machine learning (“ML”) and predictive analytics-based solutions provider with a primary focus on selling into the space and defense sectors. In October 2024, OmniTeq signed a Cooperative Research and Development Agreement (CRADA) with the Air Force (AF) Research Laboratory Intelligence Systems Directorate (AFRL/RI) to facilitate collaboration on cybersecurity and Zero Trust technologies to support integrated surveillance and reconnaissance operations as well as AF and joint targeting processes. This agreement allows VirnetX to apply for security clearances for its employees. Our second investment was with OP Media, Inc, a dynamic software platform provider, addressing a critical market requirement for transforming static infrastructure processes and knowledgebases into digital processes that can be continuously optimized using AI, ML, and blockchain technologies for making informed decisions and creating streamlined workflows in real-time, without requiring coding or programming skills. Further, under the terms of our respective agreements, both OmniTeq and OP Media have agreed to integrate our VirnetX One™ family of products and services into their solutions and to resell them to their current and future customers. Both companies have committed to using VirnetX as their exclusive global cybersecurity solution provider and go-to-market partner.

Index
Our employees include the core development team behind our inventions, technology, and software. Some members of this team have worked together for over twenty years and were on the same team that invented and developed this technology while working at Leidos, Inc., or Leidos, (f/k/a Science Applications International Corporation, or SAIC). The team has continued its research and development work to refine our unique network security technology and make it more secure and easy to deploy.

Our portfolio of intellectual property is the foundation of our business model. We currently own U.S. and foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos in 2006.

Index
Results of Operation

Three and Nine Months Ended September 30, 2024
Compared with the Three and Nine Months Ended September 30, 2023
(in thousands, except per share amounts)

Revenue

We recognized revenue of $2 and $5 in the three and nine months ended September 30, 2024 and $3 and $7 in the three and nine months ended September 30, 2023.

Research and Development Expenses

Our research and development expenses decreased by $42 to $1,176 for the three months ended September 30, 2024, and by $3,674 to $3,667 for the nine months ended September 30, 2024. The decrease was primarily due to higher engineering compensation costs in 2023.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $1,207 to $3,213 for the three months ended September 30, 2024, and by $6,267 to $10,066 for the nine months ended September 30, 2024. The decrease is primarily due to lower legal fees and compensation costs in 2024.

Liquidity and Capital Resources

As of September 30, 2024, our cash and cash equivalents totaled approximately $25,130 and our short-term investments totaled approximately $18,624, compared to cash and cash equivalents of approximately $26,289 and short-term investments of approximately $27,258 at December 31, 2023, respectively. Working capital was $36,885 at September 30, 2024, and $52,577 at December 31, 2023.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2024, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry, as well as collaborating with others to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers.

Dividends

On March 30, 2023, we declared a one-time cash dividend of $20 per share of common stock, paid to shareholders of record as of the close of business on April 10, 2023. The timing and amount of future dividends, if any, will depend on market conditions, corporate business and financial considerations and regulatory requirements.

Income Taxes

For the three and nine months ended September 30, 2024, we recognized income tax expense of $0 and $3, an effective income tax rate of approximately 0.0% for both periods. For the three and nine months ended September 30, 2023, we recognized an income tax benefit of $1 and $79, an effective income tax rate of 0.0% and 0.4%.  The effective tax rate was lower than the statutory federal income tax rate during 2023 and 2024 primarily due to the change in valuation allowance.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of September 30, 2024.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2024.

The purpose of this evaluation was to determine whether as of September 30, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS – (See Note 7 — Litigation in the “Notes to Condensed Consolidated Financial Statements”)

Index
ITEM 1A — RISK FACTORS – TO BE UPDATED

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

Our operating results have fluctuated in the past due to several factors. We expect that our future operating results may also fluctuate due to the same or similar factors. We had a net loss of $4 million for the quarter ended September 30, 2024. We had a net loss of $27.9 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $198.5 million. The following include some of the factors that may cause our operating results to fluctuate:

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

We have limited ability to influence the operations of companies we invest in and could lose some or all of our investment.

In 2023, we invested $2,000 in L2 Holdings, LLC (“OmniTeq”) and $500 in OP Media, Inc. These companies operate in the artificial intelligence sector and have agreed to integrate our family of products and services into their solutions and to resell them to their current and future customers. We do not control these companies and have limited ability to influence the operation or financial activities of either company. If either of these companies is unsuccessful in their endeavors we could lose some or all of our $2,500 investment.

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

In addition, potential customers of our products include local, state, federal and foreign government agencies, as well as institutions in the defense industry. Sales processes to government authorities can be extensive and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts.

For these reasons, the sales cycle associated with our products is subject to a number of significant risks that are beyond our control. Consequently, if customer orders are delayed or not realized, our revenues and results of operations could be materially and adversely affected.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. The secure domain name servers that we will operate will be critical hardware to our registry services operations. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to mitigate or eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. There can be no assurances our security measures or those of our service providers will prevent security breaches or incidents. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. Remote work by our personnel and those of third parties has resulted in increased vulnerability to cyber-attacks. Additionally, geopolitical tensions and conflicts may create increased risks of cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products, or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Index
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

Personal privacy, information security, and data protection are significant issues in the United States, Europe, and many other jurisdictions where we have operations or offer our products. The regulatory framework governing the collection, processing, storage and use of confidential and proprietary business information and personal data is rapidly evolving. The United States federal, various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

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

Index
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. We may be required to incur substantial expense in order to make significant changes to our product and business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (the “CPRA”), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, Utah and Colorado enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that has become effective in 2024; Delaware, Nebraska, Maryland, New Hampshire, New Jersey, Minnesota, Tennessee, and Iowa have enacted similar legislation that will take effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will become effective in 2026. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The exercise of our outstanding vested stock options and warrants, and the vesting of RSUs and restricted stock dilutes the ownership interests of our existing stockholders. As of September 30, 2024, we had outstanding options, warrants and RSUs to purchase an aggregate of 287,908 shares of common stock representing approximately 8% of our total shares outstanding of which 258,432 were vested and therefore exercisable. To the extent outstanding stock options or warrants are exercised and RSUs vest, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Index
Investors may have limited influence because ownership of our common stock is limited.

As of September 30, 2024, our executive officers and directors beneficially owned approximately 15% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

On August 28, 2024, we received a written notification from the NYSE that as of August 27, 2024, we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization over a consecutive 30 trading-day period and stockholders’ equity were both less than $50 million. In accordance with applicable NYSE procedures, we submitted a plan to the NYSE on October 11, 2024, advising it of the actions we have taken, are taking and plan to take that would bring us into conformity with the standard set forth in Section 802.01B within 18 months of receipt of the written notification. Upon receipt of our plan, the NYSE has up to 45 days to evaluate the plan and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant listing standards. The written notification has no immediate impact on our ongoing business operations, reporting requirements with the SEC or the listing of our common stock on the NYSE at this time, subject to the NYSE’s acceptance of our plan, any further processes required by the NYSE as well as our continued compliance with the plan and the NYSE’s other continued listing standards. We are considering all available options to regain compliance with NYSE’s continued listing standards but can provide no assurances that we will be able to satisfy the requirements of the NYSE.

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

Index
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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between October 1, 2023, and September 30, 2024, the adjusted closing price on the NYSE for our common stock ranged between $3.53 and $9.22, adjusted for a 1-for-20 reverse stock split effective October 26, 2023. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but not limited to, the following:

•	Annual variations, actual or anticipated, in our operating results;

•	Significant changes in our management;

•	Large purchases or sales of common stock or derivative transactions related to our stock;

•	Actual or anticipated announcements of new products or services by us or competitors;

•	General conditions in the markets in which we compete; and

•	General social, political, economic, and financial conditions, including significant volatility in the global financial markets.

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

Index
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

ITEM 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

*Includes management contract or compensatory plan.

**This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

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

Date: November 13, 2024