Form 10-K
period 2024-12-31
VirnetX Holding Corp
filed 2025-03-17
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, was $21,989,863 based upon the closing price of the common shares of the registrant on June 28, 2024. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

4,238,581 shares of the registrant’s Common Stock were outstanding as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 relating to the registrant’s 2025 Annual Meeting of Stockholders.

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

We continue to augment our product strategy to provide secure AI to the marketplace. In addition to our investments with L2 Holdings, LLC (“OmniTeq”), an artificial intelligence and machine learning (AI/ML) solutions provider and OP Media, Inc, a dynamic software platform provider, we participated in a Cooperative Research and Development Agreement (CRADA) with the Air Force (AF) Research Laboratory Intelligence Systems Directorate (AFRL/RI) to facilitate collaboration on cybersecurity and Zero Trust technologies to support integrated surveillance and reconnaissance operations as well as AF and joint targeting processes. This CRADA continues through 2030 and allows VirnetX to apply for security clearances for its employees. We are also beginning to integrate AI/ML capabilities into VirnetX Matrix™ to enhance its zero-trust security, threat detection, and network resilience by enabling autonomous threat response, adaptive access control, and self-healing network architectures.

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as national defense, local, state, Federal and foreign governments, critical infrastructure, law enforcement, healthcare, finance, legal, oil and gas, medical, and related support industries. We continue to actively pursue new sales opportunities in and outside of the United States.

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

Industry Overview & Trends

We have seen an exponential increase in dynamic and persistent cyber threats to the U.S. national security operational framework, and critical infrastructure from state-sponsored adversaries, organized cybercriminal groups, and rogue actors employing advanced cyber capabilities. These threats include denial-of-service (DoS), signal jamming, data spoofing, malware injection, and direct attacks on ground and satellite-based communication networks infrastructure. In the commercial sector, satellite networks that provide communication, navigation, and imagery services are vulnerable to exploitation, posing risks to critical infrastructure and civilian services. For government systems, adversaries have been targeting vulnerabilities in proliferated constellations, mission-critical data streams, and multi-domain integration efforts. We believe that our proven proactive, integrated approach to cybersecurity ensures the resilience of defense architectures across the entire conflict continuum.

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

Cloud computing growth has rapidly expanded as enterprises continue to move applications and services to the cloud. The cloud offers scalability, operations and development efficiency and remote access benefits for their workforce. The cloud technology adoption is expected to continue to increase quite significantly in industries where the work-from-home initiative is helping to sustain enterprise business functions. However, shifting critical data to the cloud has resulted in security concerns and the need for enterprises to control access and gain visibility into how information is being used, who is accessing it and where it is going. We believe our scalable technology allows enterprises to secure applications and services regardless of whether hosting is on-premise or in the cloud.

As billions of connected Internet of Things (“IoT”) devices come online in support of enterprise operations, products, and industrial controls they will need to be secured and integrated into the enterprise. Facilitated by advancements in 4G/Advanced LTE and high-speed 5G networks, IoT devices will be able to operate from any network, transmit higher volumes of data including video streaming and sensor data collection and require real-time decisions based on that data. Without next generation security, these IoT devices represent a large attack surface that manages and controls critical enterprise infrastructure. These IoT devices can operate from anywhere and will need to be secured with the same level of network security and ZTNA solutions enterprises are already deploying for their remote workforce. We believe that the market opportunity for our software and technology solutions is large and expanding as secure domain names are now an integral part of securing the next generation 5G and 4G/LTE Advanced wireless networks and IoT communications.

Index
Our Approach & Strategy

We believe that VirnetX One™ software products are positioned to help enterprises adapt to the rapidly evolving threat landscape in work environments and the growing need to secure communications regardless of a user’s location, network, or device.

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

Our strategy is to become the market leader in securing real-time communications over the Internet and to establish our VirnetX One™ as the industry standard security platforms. Key elements of our strategy are to:

•	Direct sales efforts with larger users, particularly those engaged in defense and other governmental or national initiatives.

•	Actively recruit partners in various vertical markets, including critical infrastructure, intelligence, defense, healthcare, finance, legal, government to help us expand our enterprise customer base.

•	Promote our next-generation VirnetX One™ platform as a solution for delivering ZTNA, and securing enterprise applications, services, and infrastructure.

•
Combine with VirnetX One™ platform with technologies from the companies we have invested in, namely OmniTeq and OPMedia, to enhance their offerings and provide supplemental sales channels for VirnetX One™

•	Continue to grow our technology licensing program to commercialize our intellectual property.

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

•	Promote VirnetX MatrixTM applications, services, and infrastructure.

•	Integrate advanced AI/ML algorithms and models into the VirnetX OneTM platform for enhancements.

•	Explore quantum cryptographic solutions and blockchain applications to improve zero-trust security, to future-proof our software.

Competitive Strengths

We believe the following competitive strengths will enable our success in the marketplace:

•
Unique patented technology. We are focused on developing innovative technology for securing real-time communications over the Internet and establishing the exclusive secure domain name registry in the United States and other key markets around the world. Our unique solutions combine industry standard encryption methods and communication protocols with our patented techniques for automated DNS lookup mechanisms. Our technology and patented approach enable users to create a secure communication link by generating secure domain names. We currently own U.S. and foreign patents/validations/pending applications. Our portfolio includes patents and pending patent applications in the United States and other key markets that support our secure domain name registry service for the Internet.

•
Scalable licensing business model. We are actively engaged in pursuing additional licensing agreements with industry participants OEMs, service providers and system integrators within the IP-telephony, mobility, mobile-to-mobile communications, fixed-mobile convergence, and unified communications end-markets.

Index
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

Customers and Market Development

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX OneTM, War RoomTM, VirnetX MatrixTM, and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are stable in areas such as City, County and State Governments, Healthcare, Finance, Legal, Oil and Gas, Medical, Law Enforcement, National Defense and related support industries. We continue to actively pursue new opportunities in and one of United States.

During 2024, due to exponential increase in dynamic and persistent cyber threats to the U.S. national security operational framework, we decided to increase our focus on offering our VirnetX OneTM platform and its family of products and solutions to the Department of Defense for addressing these challenges using our proven proactive, integrated approach to cybersecurity that ensures the resilience of defense architectures across the entire conflict continuum. As a part of this effort, we engaged in several significant actions:

•
We established an advisory board comprised of four retired senior U.S. Air Force leaders to assist and advise on business development and operational direction of VirnetX’s Zero Trust Network Access security technology as a necessary layer of security for defense communications and data management to Department of Defense government officials and commercial contractors.

•
We participated in the U.S. Navy Expeditionary Combat Command (NECC) sponsored technology demonstrations during the Rim of the Pacific (RIMPAC) 2024, a large-scale international maritime exercise at Ford Island, Oahu, Hawaii, and successfully demonstrated our VirnetX One Matrix and VirnetX’s War Room secure video conferencing from ship to shore environments. We believe our technology and solutions can fill defense needs for security, stealth, and flexibility in myriad day-to-day static situations to the most challenging operations in conflict or humanitarian assistance.

•
We participated in a Cooperative Research and Development Agreement (CRADA) with the Air Force (AF) Research Laboratory Intelligence Systems Directorate (AFRL/RI) to facilitate collaboration on cybersecurity and Zero Trust technologies to support integrated surveillance and reconnaissance operations as well as AF and joint targeting processes. The work conducted under this CRADA is expected to provide the avenue to secure and obfuscate AF targeting, processing, dissemination, and intelligence technology, enabling AF to take advantage of the latest research and developments in commercially available cybersecurity technology and reduce its IT attack surface in a joint, all-domain environment.

•
We hired Dr. John Anthony Jamison as new VirnetX Chief Technical Officer (CTO).  Dr. Jamison brings a wealth of technology experience in the intelligence community and will be instrumental as expand our participation in national defense projects and initiatives.

•
We successfully conducted a rigorous functional and penetration testing of our VirnetX One Matrix solution by Pacific Northwest National Laboratory (PNNL) with support from Johns Hopkins University Applied Physics Laboratory (JHU-APL) at the request of The United States Space Force (USSF).

Throughout 2024, we continued to actively engage in discussions with certain third-parties to pitch the capabilities of VirnetX OneTM. We have continued our engagement with Solution Synergy, WeSecure, Samsung, Every Data Corporation, and Object Security and are working on a number of projects to deploy our VirnetX MatrixTM product. Although there can be no assurance in this regard, we believe that there are opportunities for Company products' sales directly to, resale arrangements with and/or adoption as vendor standards by, one or more of these third parties.

We have Patent License Agreements with Aastra USA, Inc. Avaya, Inc., Microsoft Corporation, Mitel Networks Corporation, NEC Corporation and NEC Corporation of America, Siemens Enterprise Communications GmbH & Co. KG, and Siemens Enterprise Communications Inc. to license certain of our patents, for a one-time payment and an ongoing royalty for all future sales through the expiration of the licensed patents with respect to certain current and future IP-encrypted products.

Index
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

We currently own U.S. and foreign patents/validations/pending applications. Our portfolio includes many patents that describe unique systems and methods for securing real- time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our software and technology solutions also may have additional applications relating to operating systems and network security. A complete list of our U.S. licensees is available on our website located at http://www.virnetx.com. Each patent is publicly accessible on U.S. Patent and Trademark Office website at http://www.uspto.gov. Some of our issued U.S. and foreign patents expire at various times during the period from 2024 to 2034.

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

Employees and Human Capital

As of December 31, 2024, we had 23 full and part time employees, most of whom work remotely. We have had a work-from-home workforce since our inception. The emphasis of our employees is on our technology research and product development with 15 employees focused on this effort. Our team has been working on enhancing our products and adding new functionality. We also continue building our sales and marketing teams to expand our product-lines and customer base.

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

We had a net loss of $6.2 million for the quarter ended December 31, 2024. We had a net loss of $18.2 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $204.7 million. Our operating results have fluctuated in the past due to several factors and may fluctuate in the future due to the same or similar factors, which include but are not limited to the following:

Index
•	Time and resources required to accelerate transition to new product development and sales strategies targeting large enterprises, government customers, service provider partnerships and grant funding;

•
Our success depends in part on establishing and maintaining relationships with third parties to integrate our family of cybersecurity products and services into their operations and develop solutions key to the defense market, critical infrastructure and threat intelligence service;

•	Customer adoption of our VirnetX One™ platform and software products and services;

•	The number of product license sales of VirnetX War Room™, VirnetX Matrix™ and associated services;

•	Adoption of VirnetX OneTM platform by third party application providers of secure communications;

•	Intensely competitive market with established companies that have larger customer bases, and greater resources than we do;

•	Prolonged economic uncertainties or downturns, globally or in certain regions or industries, could materially adversely affect our business; and

•	Government export and import control regulations on selling products with encryption technology in certain international markets.

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

Our success depends in part on establishing and maintaining relationships with third parties to incorporate our products and services into their operations.

Part of our business strategy is to enter into partnerships, strategic investments, and other cooperative arrangements with other companies and government agencies. We have invested in and we continue to seek to invest in or acquire businesses, technologies, or other assets that we believe could complement or expand our business. In addition, we are regularly involved in cooperative efforts with respect to the incorporation of our products into products of others and vice versa, collaborative research and development efforts with government and university laboratories, distributor and reseller arrangements and service provider partnerships. These relationships are generally non-exclusive, and some of our partners also have cooperative relationships with certain of our competitors or offer some products and services that are competitive with ours. If we lose third-party relationships, if these relationships are not commercially successful, or if we are unable to enter into third-party relationships on commercially reasonable terms in the future, our business could be negatively impacted.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

The sales cycle between initial customer contact and execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our product and service capabilities;

•	Our customers’ budgetary constraints and timing of their budget cycles;

•	Delays caused by time-consuming internal review processes customary with potential customers including large governments agencies and institutions in the space and defense industries; and

•	Long sales cycles may increase the risk that our financial resources are exhausted before we are able to generate significant revenue.

Index
In addition, potential customers of our products include local, state, federal and foreign government agencies, as well as institutions in the space and defense industries. Sales processes to government authorities can be extensive and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts.

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

The market for ZTNA security solutions is rapidly evolving and highly competitive as new entrants and traditional network solutions companies offer cloud-based cybersecurity solutions. Many of our competitors and potential competitors have established brand recognition, larger customer bases, and greater resources than we do. Our primary competitors in the ZTNA market include Appgate, Cloudflare, and Illumio. In the enterprise market, our primary competitors include Zscaler (ZPA), Palo Alto Networks (Prisma Access), Cisco (Umbrella), Citrix (Secure Private Access), Netskope (Private Access for ZTNA) and Cato Networks. As we expand our product offerings and use cases, we will begin to compete with companies that offer bundled security-as-a-service solutions that include Secure Access Service Edge (SASE) and Security Service Edge (SSE). With the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, disruptive technologies such as generative AI has and may continue to fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Index
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with government agencies, channel partners, consultants, system integrators and resellers. Competitors may offer products or services at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For any of these reasons, we may not be able to compete successfully against our competitors.

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

Our business will depend upon, among other things, the capacity, reliability, security, and unimpeded access of the infrastructure owned by third parties that we will use to deploy our offerings. We have no control over the operation, quality, or maintenance of a significant portion of that infrastructure or whether those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand their levels of service to us in the future, our operations could be severely interrupted. Also, to the extent that the number of users of networks utilizing our current or future products suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners, and customers.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure, including our secure domain name servers, remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system.. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to mitigate or eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. There can be no assurances our security measures or those of our service providers will prevent security breaches or incidents. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. Remote work by our personnel and those of third parties has resulted in increased vulnerability to cyber-attacks. Additionally, geopolitical tensions and conflicts may create increased risks of cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products, or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Personal privacy, information security, and data protection are significant issues in the United States, Europe, and many other jurisdictions where we have operations or offer our products. The regulatory framework governing the collection, processing, storage and use of confidential and proprietary business information and personal data is rapidly evolving. The United States federal, various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, storage, and other processing of personal information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

Further, many foreign countries and governmental bodies, including the European Union (“EU”), where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of data that identifies or may be used to identify or locate an individual.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission maintains a General Data Protection Regulation (the “GDPR”) that imposes stringent data protection requirements and provides for substantial penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. We may be required to incur substantial expense in order to make significant changes to our products and operations to address compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (the “CPRA”), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, Utah and Colorado enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that has became effective in 2024; Delaware, Nebraska, Maryland, New Hampshire, New Jersey, Minnesota, Tennessee, and Iowa have enacted similar legislation that has or will become effective in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will become effective in 2026. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The exercise of our outstanding vested stock options and warrants, and the vesting of RSUs and restricted stock dilutes the ownership interests of our existing stockholders. As of December 31, 2024, we had outstanding options, warrants and RSUs to purchase an aggregate of 265,040 shares of common stock representing approximately 6.25% of our total shares outstanding of which 242,352 were vested. To the extent outstanding stock options or warrants are exercised and RSUs vest, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Investors may have limited influence because ownership of our common stock is limited.

As of December 31, 2024, our executive officers and directors beneficially owned approximately 18% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions of which you disapprove or that are contrary to your interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

We have protective provisions in our amended and restated certificate of incorporation (“Restated Charter”) and amended and restated bylaws (“Restated Bylaws”) that could delay, discourage, or prevent a third party from acquiring control of us without the approval of our Board of Directors. These protective provisions include:

•
A staggered Board of Directors: Only one or two of five directors will be up for election at any given annual meeting, delaying the ability of stockholders to affect a change in control of us because it would take two annual meetings to effectively replace a majority of the Board of Directors.

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

•
No ability of stockholders to call a special meeting of the stockholders: A special meeting of the stockholders, other than as required by statute, may be called at any time by the Board of Directors, the chairman of the Board of Directors, or the president, and any power of stockholders to call a special meeting of stockholders is specifically denied. Accordingly, stockholders, even those who represent a significant percentage of our shares of common stock, may need to wait for the annual meeting before nominating directors or raising other business proposals to be voted on by the stockholders.

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

On August 28, 2024, we received a written notification from the NYSE that as of August 27, 2024, we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization over a consecutive 30 trading-day period and stockholders’ equity were both less than $50 million. In accordance with applicable NYSE procedures, we submitted a plan to the NYSE on October 11, 2024, and provide quarterly updates advising it of the definitive actions we have taken, are taking and plan to take that would bring us into conformity with the standard set forth in Section 801.01B within 18 months of receipt of the written notification. The written notification has no immediate impact on our ongoing business operations, reporting requirements with the SEC or the listing of our common stock on the NYSE at this time, subject to the Company’s continued compliance with the plan and NYSE’s other continued listing standards. We are considering all available options to regain compliance with NYSE’s continued listing standards but can provide no assurances that we will be able to satisfy the requirements of the NYSE.

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

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease. Our business may also be adversely affected by further downturn in macroeconomic conditions, including inflation and rising interest rates, tariffs, trade wars, global political and economic uncertainty and tensions, such as the ongoing Russia-Ukraine and Israel-Hamas conflicts, as well as any related political or economic response, counter responses or otherwise, financial services sector instability, a reduction in business confidence and activity, financial market volatility, unexpected changes in tax law or policy, and other factors. Such events can adversely affect our operations or the economy as a whole and may cause our customers to delay their decisions on spending for the services we provide and perpetuate significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Index
Trading in our common stock is limited and the price of our common shares may be subject to volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between January 1, 2024, and December 31, 2024, the adjusted closing price on the NYSE for our common stock ranged between $3.62 and $9.22. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

Cybercriminals, hackers, and threat-actors are becoming more sophisticated and effective every day. To mitigate threats to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data that our customers and other stakeholders entrust to us a top priority. We are committed to safeguarding the confidentiality, integrity, and availability of all physical and electronic information assets to ensure that regulatory, operational, and contractual requirements are fulfilled. Our Board of Directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we have technology and processes in place to detect and respond to cybersecurity threats, we are continually at risk from the evolving cybersecurity threat landscape. We have not previously experienced a cybersecurity event that was determined to be material, and our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of our own and our customer’s information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding such incidents can be made by management, the Board of Directors, and legal counsel in a timely manner.

Risk Assessment

We conduct cybersecurity risk assessments annually, quarterly and upon certain triggering events. Such risk assessments take into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., security incidents that have impacted other companies, industry trends, and recommendations from our IT vendors). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board of Directors and members of senior management.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems and infrastructure from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and management plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and management plans address — and guide our employees, management, and Board of Directors on — our response to a cybersecurity incident. In the event of an incident, we intend to follow our incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as the Board of Directors and senior management, as appropriate.

Index
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

Governance

Board Oversight

The Nominating and Corporate Governance Committee (the “Committee”) and senior management oversee our cybersecurity risk processes and policies. The Committee receives regular reports from senior management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including security risks and information security vulnerabilities. The Committee also ensures that procedures for safeguarding the Company’s information technology (“IT”) systems are documented and implemented, monitors the effectiveness of the Company’s cybersecurity program for protecting against internal and external threats as well as disaster recovery and disruption mitigation, and addresses deficiencies as the threat and business landscape continues to evolve. The Board of Directors receives regular updates from the Committee based on such oversight and communications with senior management regarding cybersecurity risk resulting from risk and control maturity assessments, progress of risk reduction initiatives, external auditor feedback and relevant internal and industry cybersecurity incidents.

Our Board of Directors has technical and industry expertise in risk management, computer security and information technology matters. Specifically, the chairperson of the Committee has 40 years of experience in the cybersecurity field, was a former sub-chairman of the NIST Board of Assessment for Programs/National Research Council and holds CISSP, CRISC and CDPSE certifications.

Management’s Role

Our Chief Technology Officer (“CTO”), Director of IT (Information Technology), and Vice President of Platform Engineering (collectively, the “Security Team”) have primary responsibility for assessing and managing cybersecurity risks. The Security Team reviews security performance metrics, identifies security risks, and assesses the status of approved security enhancements. The Security Team also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

Our CTO, holding a Doctorate in Strategic Intelligence, has served in various roles in technology research and military intelligence for 27 years. Our Director of IT, holding a degree in Computer Technology, has served in various roles in information technology for 30 years. Our Vice President of Platform Engineering has served in various roles in information technology and information security for over 33 years.

Item 2.	Properties

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in October 2026. Additionally, we lease a facility in Farmington, Utah. The space includes 28,970 square feet to be used for technical integration and training. The lease continues through April 2029. We believe that our office and facility leases are suitable and appropriately support our current business needs.

Index
Item 3.	Legal Proceedings

See Note 12 in the notes to our consolidated financial statements.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades under the symbol “VHC” on the NYSE.

Holders of Record

As of December 31, 2024, we had 48 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividend Policy

See Note 8 in the notes to our consolidated financial statements and our risk factor titled "We do not regularly pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments."

Since our founding as a public company in 2007, each time we have been successful in generating cash relating to the successful outcome of litigation, we have made a special distribution to common shareholders. In 2010, a distribution of $10 per common share closely followed a litigation outcome that resulted in our receipt of $200 million. In 2020, a distribution of $20 per share closely followed a litigation outcome that resulted in our receipt of $454 million. In 2023, we paid a one-time capital dividend of $20 per share of common stock, to shareholders. Over the course of VirnetX’s history as a public company, VirnetX has distributed over $165.9 million in cash to shareholders.

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in this section are in thousand)

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

We continue to augment our product strategy to provide secure AI to the marketplace. In addition to our investments with L2 Holdings, LLC (“OmniTeq”), an artificial intelligence and machine learning (AI/ML) solutions provider and OP Media, Inc, a dynamic software platform provider, we participated in a Cooperative Research and Development Agreement (CRADA) with the Air Force (AF) Research Laboratory Intelligence Systems Directorate (AFRL/RI) to facilitate collaboration on cybersecurity and Zero Trust technologies to support integrated surveillance and reconnaissance operations as well as AF and joint targeting processes. This CRADA continues through 2030 and allows VirnetX to apply for security clearances for its employees. We are also beginning to integrate AI/ML capabilities into VirnetX Matrix™ to enhance its zero-trust security, threat detection, and network resilience by enabling autonomous threat response, adaptive access control, and self-healing network architectures.

We have undertaken activities to commercialize our products and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as national defense, local, state, Federal and foreign governments, critical infrastructure, law enforcement, healthcare, finance, legal, oil and gas, medical, and related support industries. We continue to actively pursue new sales opportunities in and outside of the United States.

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

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. We pay for the Company’s business usage of the aircraft at a rate of $9.8 per flight hour.

We have a facility lease in California, used for corporate, promotional and marketing purposes. The lease expires in 2035.

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

Index
We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of December 31, 2024.

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

Results of Operations

Revenue
	2024	2023
Revenue	$5	$7

Revenue generated in 2024 was $5, compared to $7 in 2023.

Research and Development Expenses
	2024	2023
Research and Development	$6,038	$9,713

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred. Our research and development expenses in 2024 were $6,038 compared to $9,713 in 2023. The decrease in 2024 was primarily due to a reduction in engineering compensation costs.

Selling, General and Administrative Expenses
	2024	2023
Selling, General and Administrative	$14,364	$21,739

Selling, general and administrative expenses include compensation costs for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services. Our selling, general and administrative expenses in 2024 were $14,364 compared to $21,739 in 2023. The decrease in 2024 was primarily due to a reduction in legal and outside services as well as reduced compensation costs.

Interest and Other Income, net
	2024	2023
Interest and Other Income	$2,225	$3,495

Interest and other income in 2024 was $2,225 compared to $3,495 in 2023, due to decrease in investments.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	2024	2023
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.01)%	(0.01)%
Valuation allowance	(20.50)%	(20.31)%
Stock based compensation	(0.62)%	(0.58)%
R&D Credit	1.55%	2.20%
Other	(1.41)%	(2.02)%
Effective income tax rate	0.01%	0.28%

Index
The Company’s effective tax rate for 2024 and 2023 was substantially lower than the statutory Federal income tax rate primarily due to our valuation allowance.

Liquidity and Capital Resources

As of December 31, 2024, our cash and cash equivalents totaled $23,296 and our short-term investments totaled $14,786 compared to $26,289 and $27,258, respectively, as of December 31, 2023. We expect that our cash and cash equivalents and short-term investments as of December 31, 2024, will be sufficient to fund our current level of selling, general and administration costs and provide related working capital for the foreseeable future. Over the longer term, we expect to derive the majority of our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry and product sales.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Consistent with the rules applicable to “smaller reporting companies,” we have omitted the information required by Item 7A.

Item 8.	Financial Statements and Supplementary Data

Set forth below, are the audited consolidated financial statements for our company accompanied by all reports thereon of Farber Hass Hurley LLP (PCAOB No. 223).

Index
FINANCIAL STATEMENTS

Financial Statements Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Description of the Matter
Other Investments

As discussed in Note 2 to the financial statements, in 2023 the Company purchased equity interests in two private entities. Given that the entities do not have a readily determinable fair market value, the investments in the entities are measured at cost minus impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer minus impairment, if any in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 321: Investments - Equity Securities. Management must consider various factors, including the Company’s ability to apply significant influence to the overall operations of the entities and also evaluate the investments as of each reporting period to determine if there are any factors that would impact the recorded value of Other Investments reflected on the consolidated balance sheet.

Our determination that the classification and the valuation of Other Investments is a critical audit matter results from the significant judgment by management when assessing the recognition method, the limited availability of public information related to the entities, and the subjectivity of the qualitative factors involved in the assessment. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to management’s assessment of the recognition method and valuation of Other Investments.

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

-    We also evaluated management’s assessment of impairment factors or any observable transactions of the entities through the year to determine whether an adjustment in the recognized value was necessary. This includes testing management’s internal analysis as well as reviewing for any publicly available data regarding any factors or events that could impact the entities’ values.

/s/ Farber Hass Hurley LLP
We have served as the Company’s auditor since 2008.
Chatsworth, California
March 17, 2025

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,296	$26,289
Investments available for sale	14,786	27,258
Accounts receivables	—	2
Prepaid expenses and other current assets	122	282
Total current assets	38,204	53,831
Prepaid expenses and other assets	8,838	4,014
Property and equipment, net	67	67
Other investments	2,500	2,500
Total assets	$49,609	$60,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$336	$440
Accrued payroll and related expenses	257	316
Other liabilities, current	6,602	498
Total current liabilities	7,195	1,254

Other liabilities	2,791	3,145
Total liabilities	9,986	4,399
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2024 and December 31, 2023, Issued and outstanding: 0 shares at December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2024 and December 31, 2023, Issued and outstanding: 4,238,581 and 3,618,431 shares, at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	244,293	242,520
Accumulated deficit	(204,670)	(186,495)
Accumulated other comprehensive loss	—	(12)
Total stockholders’ equity	39,623	56,013
Total liabilities and stockholders’ equity	$49,609	$60,412

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue	$5	$7
Operating expense:
Research and development	6,038	9,713
Selling, general and administrative expenses	14,364	21,739
Total operating expense	20,402	31,452
(Loss) from operations	(20,397)	(31,445)
Interest and other income, net	2,225	3,495
(Loss) before taxes	(18,172)	(27,950)
Income tax (provision) benefit	(3)	79
Net (loss)	$(18,175)	$(27,871)
Basic (loss) per share	$(5.05)	$(7.79)
Diluted (loss) per share	$(5.05)	$(7.79)
Weighted average shares outstanding basic	3,596	3,579
Weighted average shares outstanding diluted	3,596	3,579

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net (loss)	$(18,175)	$(27,871)
Other comprehensive (loss) income, net of tax:
Change in unrealized gain on investments, net	15	306
Change in foreign currency translation, net	(3)	(4)
Total other comprehensive gain, net of tax	12	302
Comprehensive (loss)	$(18,163)	$(27,569)

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Year Ended
	December 31,
	2024	2023
Total shareholders’ equity, beginning balances	$56,013	$152,244

Common stock and additional paid-in capital:
Beginning balances	242,520	239,753
Common stock issued for options/RSUs/RS, net	(129)	(11)
Stock-based compensation	1,902	2,778
Ending balances	244,293	242,520

Accumulated deficit
Beginning balances	(186,495)	(87,195)
Net (loss)	(18,175)	(27,871)
Dividends	—	(71,429)
Ending balances	(204,670)	(186,495)

Accumulated other comprehensive loss:
Beginning balances	(12)	(314)
Change in unrealized investment (loss) gain, net	15	306
Change in foreign currency translation, net	(3)	(4)
Ending balances	—	(12)

Total shareholders’ equity, ending balances	$39,623	$56,013

Dividends per share	$—	$20

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net (loss)	$(18,175)	$(27,871)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	21	9
Stock-based compensation	1,902	2,778
Bad debt	1	15
Changes in assets and liabilities:
Prepaid expenses and other current assets	848	(3,369)
Accounts payable and accrued liabilities	(104)	67
Other liabilities	238	3,596
Accrued payroll and related expenses	(59)	5
Accounts receivable	1	(3)
Net cash used in operating activities	(15,327)	(24,773)
Cash flows from investing activities:
Purchase of property and equipment	(22)	(65)
Purchase of investments at cost	—	(2,500)
Purchase of investments	(28,625)	(47,215)
Proceeds from sale or maturity of investments	41,110	85,721
Net cash provided by investing activities	12,463	35,941
Cash flows from financing activities:
Dividend	—	(71,429)
Withholding taxes paid on cashless exercise of restricted stock and restricted stock units	(129)	(11)
Net cash used in financing activities	(129)	(71,440)
Net (decrease) in cash and cash equivalents	(2,993)	(60,272)
Cash and cash equivalents, beginning of period	26,289	86,561
Cash and cash equivalents, end of period	$23,296	$26,289
Cash paid for income taxes	$3	—
Non-cash transaction
ROU asset and lease liability	$5,512	$3,689

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share, per share and per device amounts)

Note 1 − Formation and Business of the Company

VirnetX Holding Corporation, which we refer to as “we”, “us”, “our”, “the Company” or “VirnetX”, is engaged in the business of commercializing a portfolio of patents. We seek to derive revenue from selling our software products including VirnetX War Room™ and VirnetX Matrix™ and licensing our technology, including VirnetX One™, to various original equipment manufacturers (“OEMs”) and others, that use our technologies in the development and manufacturing of their own products within the IP-telephony, mobility, fixed-mobile convergence, and unified communications markets or who seek to secure their systems and applications.

Our portfolio of intellectual property is the foundation of our business model. We currently own U.S. and  foreign patents/validations/pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, as well as related services such as the establishment and maintenance of a secure domain name registry. Our patented methods also have additional applications in the key areas of device operating systems and network security. The subject matter of all our U.S and foreign patents and pending applications relates generally to securing communications over the Internet and such covers all our technology and other products. Some of our issued U.S. and foreign patents expire at various times during the period from 2024 to 2034.

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

Licensing Costs

Included in operating expenses are licensing costs.

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

We elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests and other observable transactions. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of December 31, 2024.

Concentration of Credit Risk and Other Risks and Uncertainties

Our cash and cash equivalents are primarily maintained at two major financial institutions in the United States. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. A portion of those balances are insured by the Federal Deposit Insurance Corporation (“FDIC”). In 2024, we had, at times, funds that were uninsured. We do not believe that we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC Topic 842. Operating lease right-of-use (“ROU”) assets are included in Prepaid expenses, and other assets, and lease liabilities are included in other liabilities in the Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the incremental borrowing rate, U.S. prime rate, of 8.5% in both 2023 and 2024.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 on January 1, 2024.

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

Index
Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2024	2023
Office furniture	$165	$143
Computer equipment	92	92
Total	257	235
Less accumulated depreciation	(190)	(168)
Total property and equipment, net	$67	$67

Depreciation expense for 2024 and 2023 was $21 and $9, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. The agreement provided for the use of the plane at an initial rate of $8.1 per flight hour, which increased to $9.8 per flight hour in April 2024, includes no minimum usage requirement, contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. Neither party has exercised their termination rights. We incurred approximately $1,556 and $1,097 in rental fees and reimbursements to the LLC in 2024 and 2023, respectively.

See Note 13 for further discussion of our lease commitments.

Note 5 − Stock Plan

Our stockholders approved the Amended and Restated Equity Incentive Plan (the “A&R Plan”) at our annual shareholders’ meeting in June 2024, which added 1,000,000 shares to the plan. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, and the A&R Plan will govern awards granted under the prior plan. The A&R Plan provides for the granting of stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At December 31, 2024, there were 575,055 shares available for grant under the A&R Plan.

Note 6 − Stock-Based Compensation

The following tables summarize information and activity under the plan for the indicated periods.

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 10.00 - 29.80	35,438	7.45	$28.47	24,219	7.47	$27.85
$ 47.00 - 138.40	222,254	3.81	$90.17	216,883	3.74	$90.32
	257,692	4.31	$81.69	241,102	4.12	$84.04

Index
	Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	340,798	$106.60	—	$—
Options granted	1,875	10.00	—	—
Options exercised	—	—	—	—
Options cancelled	(12,656)	510.21	—	—
Outstanding, December 31, 2023	330,017	$90.63	—	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled	(72,325)	123.61	—	—
Outstanding, December 31, 2024	257,692	$81.69	4.31	$—
Options exercisable, December 31, 2024	241,102	$84.04	4.12	$—

	RSUs
	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2022	27,605	$73.00	$—
RSUs granted	1,250	10.00	—
RSUs vested	(11,405)	83.81	—
RSUs cancelled	—	—	—
Outstanding, December 31, 2023	17,450	$60.81	$—
RSUs granted	—	—	—
RSUs vested	(7,971)	70.88	—
RSUs cancelled	(3,376)	58.91	—
Outstanding, December 31, 2024	6,103	$49.20	$—

	Restricted Stock
	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2022	—	$—	$—
Restricted stock granted	36,927	9.12	—
Restricted stock vested	(3,617)	9.19	—
Restricted stock cancelled	(604)	9.60	—
Outstanding, December 31, 2023	32,706	$9.11	$—
Restricted stock granted	649,000	5.91	—
Restricted stock vested	(12,866)	9.35	—
Restricted stock cancelled	(36,025)	7.97	—
Outstanding, December 31, 2024	632,815	$5.95	$1,215

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2024, which was $7.85 and the grant price of the awards. For awards exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

Index
Stock-based compensation expense is included in operating expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2024	Year Ended December 31, 2023
Stock options	$1,240	$1,960
RSUs	333	778
Restricted stock	329	40
Total stock-based compensation expense	$1,902	$2,778

As of December 31, 2024, there was $4,412 of unrecognized stock-based compensation expense; $551 related to unvested stock options, $162 related to unvested RSUs, and $3,699 related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 1.14 years for options, 1.12 years for RSUs, and 3.53 years for restricted stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Expected stock price volatility	—%	81.39%
Risk-free interest rate	—%	3.9%
Expected life term	—	5.5 years
Expected dividends	—%	0%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $6.96 per share during 2023. The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors.

Note 7 − Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding for a period. Diluted earnings per share are based upon the weighted average number of shares and potentially dilutive common shares outstanding. Potential common shares outstanding principally include stock options, RSUs and unvested restricted stock under our stock plan and warrants. During 2024 and 2023 we incurred losses; therefore, the effect of any common stock equivalent would be anti-dilutive.

The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2024	2023
Net (loss)	$(18,175)	$(27,871)

Basic weighted average number of shares outstanding	3,596	3,579
Effect of dilutive securities	—	—
Diluted weighted average number of shares outstanding	3,596	3,579

Basic (loss) per share	$(5.05)	$(7.79)
Diluted (loss) per share	$(5.05)	$(7.79)

Index
Note 8 − Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. Our amended and restated certificate of incorporation authorize us to issue up to 100,000,000 shares of $0.0001 par value common stock.

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

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2024	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable December 31, 2023	Expiration Date
1,250	$115	1,250	—	—	—	1,250	April 30, 2025

Note 9 − Employee Benefit Plan

We sponsor a defined contribution 401(k) plan covering substantially all our employees. Our matching contribution to the plan was approximately $189 and $229 in 2024 and 2023, respectively.

Note 10 − Income Taxes

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current:
Federal	$—	$—
State	3	2
Foreign	—	—
	3	2
Deferred:
Federal	—	(79)
State	—	(2)
	—	(81)
Total income tax (benefit) provision	$3	$(79)

Index
A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.01)%	(0.01)%
Valuation allowance	(20.50)%	(20.31)%
Stock based compensation	(0.62)%	(0.58)%
R&D Credit	1.55%	2.20%
Other	(1.41)%	(2.02)%
Effective income tax rate	0.01%	0.28%

Deferred tax assets (liabilities) consist of the following:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets:
Reserves and accruals	$2,066	$65
Research and development credits and other credits	1,115	1,110
Net operating loss carry forward	17,907	15,262
Stock based compensation	3,451	4,360
Other	2,796	2,382
Total deferred tax assets	$27,335	$23,179

Valuation allowance	(25,460)	(23,179)
Deferred tax assets after valuation allowance	$1,875	—

Total deferred tax liability
ROU	$(1,870)	—
Depreciation and amortization	(5)	—

Net deferred tax assets	$—	$—

Pursuant to IRC Section 174, we capitalized direct and indirect research and development costs for our tax return totaling $5,251 in 2024 $8,599 in 2023, of which $3,273 will be amortized in our 2024 tax return and $1,888 will be amortized in our 2023 tax return. Unamortized capitalized R&D expenditures as of December 31, 2024 total $18,989 and after deducting amortization amounts the net captizaized R&D expenditures total $13,315.

At December 31, 2024, we had federal and state net operating loss carryforwards of approximately $85,241 and $109,618, respectively. Federal net operating loss carryforwards do not expire. None of the state net operating loss carryforward is apportioned to a deferred tax asset, because currently we do not have operations in states where losses accumulated. The state net operating loss carryforward begins expiring in 2029. We provide valuation allowances for our net deferred tax assets, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31, 2024, we have no uncertain tax positions. Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued in 2024.

Our tax years for 2005 and forward are subject to examination by the U.S. tax authority and various state tax authorities. These years are open because NOLs and tax credits generated in these years were utilized in 2020. The statute of limitations for these years shall expire three years after the date of filing 2020 income tax returns.

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

The following table shows the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our financial assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,777	$—	$—	$1,777	$1,777	$—
Level 1:
Mutual funds	20,077	—	—	20,077	20,077	—
U.S. agency and treasury securities	16,204	25	(1)	16,228	1,442	14,786
	36,281	25	(1)	36,305	21,519	14,786
Total	$38,058	$25	$(1)	$38,082	$23,296	$14,786

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,452	$—	$—	$1,452	$1,452	$—
Level 1:
Mutual funds	20,040	—	—	20,040	20,040	—
U.S. agency and treasury securities	32,046	27	(18)	32,055	4,797	27,258
	52,086	27	(18)	52,095	24,837	27,258
Total	$53,538	$27	$(18)	$53,547	$26,289	$27,258

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

Note 13 − Leases

In October 2023, we renewed our lease for office space in Nevada with a third party recording an ROU asset and lease liability of $102. The lease requires monthly payments of $4.6 and expires in October 2025. At December 31, 2024 and 2023, our ROU asset and lease liability totaled $42 and $93, respectively. Lease expense totaled $56 in 2024 and $55 in 2023.

In October 2023, we executed a facility lease in Utah to be used for technical integration and as a training facility recording an ROU asset and a lease liability of $3,587. This operating lease requires monthly payments starting at $72, includes periodic increases, provides six months of free rent, and expires in April 2029. At December 31, 2024, our ROU asset and lease liability totaled $2,963 and $3,430, respectively. At December 31, 2023, our ROU asset and lease liability totaled $3,479 and $3,546, respectively. Lease expense totaled $838 in 2024 and $140 in 2023.

The weighted average remaining life of the office and facility leases discussed above is approximately 8 years, and the related lease liability is as follows:

Due in 2025	$6,946
Due in 2026	$927
Due in 2027	$954
Due in 2028	$983
Thereafter	$336
Total undiscounted lease liability	$10,146
Less: imputed interest	$(757)
Total lease liability	$9,389

We also lease a facility for corporate promotional and marketing purposes in California which was prepaid at inception and expires in 2025. In March 2024, we renewed the lease recording an ROU asset and lease liability of $5,512. The renewal period begins in 2025, continues for 10 years through 2035, requires either a single payment of $6,000, or annual payments each March, beginning in 2025 starting at $600 and increasing annually for a total commitment of approximately $7,500. (In January 2025, the Company elected the 10 annual payments option which will result in an adjustment to the carrying amount of the ROU asset and lease liability of just over $600.) At December 31, 2024, the ROU asset totaled $5,739 and our lease liability totaled $5,917; at December 31, 2023, the ROU asset totaled $349 and our lease liability was nil. Lease expense totaled $527 in 2024 and $300 in 2023.

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $1,556 and $1,097 in rental fees and reimbursements to the LLC in 2024 and 2023, respectively.

Note 14 - Segment Reporting

The Company views its operations and makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company's consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company's consolidated statements of income and other comprehensive income.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2024.

The purpose of this evaluation was to determine whether as of December 31, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. There were no changes in our internal control over financial reporting during the period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 31, 2024, the Company did not adopt, modify or terminated and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Index
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated in this report by reference.

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

Securities Authorized for Issuance Under the Equity Compensation Plans

Our Amended and Restated Equity Incentive Plan (the “A&R Plan”) was approved by our shareholders in June 2023. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, and the A&R Plan will govern awards granted under the prior plan. The A&R Plan allows us to grant stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All awards are subject to forfeiture if service terminates prior to the shares vesting. At December 31, 2024, there were 575,055 shares available for grant under the A&R Plan.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	263,790	$80.94	575,055
Equity compensation plans not approved by security holders	—	—
Total	263,790	$80.94	575,055

During 2024, we granted restricted stock awards totaling 45,000 to non-employee members of our Board of Directors, 65,000 to our advisory board members, and 539,000 restricted stock awards to our employees.

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

Index
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	3.1	11/01/2007	000-26895
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	10/25/2023	001-33852
3.3	Amended and Restated Bylaws of the Company.	8-K	3.1	1/27/2023	001-33852
4.1	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.2	Form of Senior Indenture.	S-3	4.2	07/30/2018	333-226413
4.3	Form of Subordinated Indenture.	S-3	4.4	07/30/2018	333-226413
4.4	Description of Capital Stock.					X
10.1	Form of Indemnification Agreement.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan, as amended.	DEF 14A	Appendix A	04/13/2021	001-33852
10.6*	Amended and Restated 2013 Equity Incentive Plan.	8-K	10.1	06/18/2024	001-33852
10.7*	Form of Stock Option Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.8*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.9*	Form of Restricted Stock Agreement – Amended and Restated 2013 Equity Incentive Plan.	10-Q	10.2	08/11/2023	001-33852
10.10	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.11**	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.13	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.14	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895
10.15	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.16**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852

Index
10.17**	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.18*	Hire Letter by and between Katherine Allanson and the Company, dated as of September 1, 2021.	10-Q	10.1	11/08/2021	001-33852
10.19*	Offer Letter by and between Darl C. McBride and the Company, dated as of December 22, 2023.	10-K/A	10.19	04/18/2024	001-33852
10.20	Warrant to Purchase Shares of Common Stock of the Company by and between the Company and Odeon Capital Group LLC, dated as of April 29, 2020.	10-Q	10.2	05/15/2023	001-33852
10.21*	Outside Director Compensation Policy, as adopted on November 30, 2023.	10-K/A	10.22	04/18/2024	001-33852
19.1	Insider Trading and Disclosure Compliance Proagram, as adopted on March 30, 2023.					X
21.1	Subsidiaries of VirnetX Holding Corporation.	10-K	21.1	03/16/2024	001-33852
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on signature page hereto)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy of the Company as adopted November 8, 2023.	10-K/A	97.1	04/18/2024	001-33852
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted by the SEC as to certain portions of this exhibit.
***	Portions of this exhibit have been omitted pending a determination by the SEC as to whether these portions should be granted confidential treatment.
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

Dated: March 17, 2025

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

Name	Capacity	Date

/s/Kendall Larsen	Director, Chief Executive Officer and President	March 17, 2025
Kendall Larsen	(Principal Executive Officer)

/s/Katherine Allanson	Chief Financial Officer	March 17, 2025
Katherine Allanson	(Principal Financial Officer and Principal Accounting Officer)

/s/Heidy Chow	Director	March 17, 2025
Heidy Chow

/s/Gary Feiner	Director	March 17, 2025
Gary Feiner

/s/Michael F. Angelo	Director	March 17, 2025
Michael F. Angelo

/s/Thomas M. O’Brien	Director	March 17, 2025
Thomas M. O’Brien