Form 10-Q
period 2025-03-31
VirnetX Holding Corp
filed 2025-05-14
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.
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

4,238,581 shares of the registrant’s Common Stock were outstanding as of May 9, 2025.

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

VIRNETX HOLDING CORPORATION

i

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,222	$23,296
Investments available for sale	10,954	14,786
Prepaid expenses and other current assets	399	122
Total current assets	34,575	38,204
Prepaid expenses and other assets	7,974	8,838
Other investments at cost	2,500	2,500
Property and equipment, net	62	67
Total assets	$45,111	$49,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$329	$336
Accrued payroll and related expenses	327	257
Other liabilities, current	1,295	6,602
Total current liabilities	1,951	7,195

Other liabilities	6,797	2,791
Total liabilities	8,748	9,986
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2025 and December 31, 2024; Issued and outstanding: 0 shares at March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2025 and December 31, 2024; Issued and outstanding: 4,238,581 shares at March 31, 2025 and 4,238,581 at December 31, 2024	—	—
Additional paid-in capital	244,724	244,293
Accumulated deficit	(208,349)	(204,670)
Accumulated other comprehensive loss	(12)	—
Total stockholders’ equity	36,363	39,623
Total liabilities and stockholders’ equity	$45,111	$49,609

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$2
Operating expense:
Research and development	1,259	1,268
Selling, general and administrative	2,788	3,660
Total operating expense	4,047	4,928
(Loss) from operations	(4,047)	(4,926)
Interest and other income, net	370	635
(Loss) before taxes	(3,677)	(4,291)
Income tax (expense) benefit	(2)	—
Net (loss)	$(3,679)	$(4,291)
Basic (loss) per share	$(1.01)	$(1.19)
Diluted (loss) per share	$(1.01)	$(1.19)
Weighted average shares outstanding - basic	3,627	3,616
Weighted average shares outstanding - diluted	3,627	3,616

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss)	$(3,679)	$(4,291)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(12)	(21)
Change in foreign currency translation, net of tax	—	(2)
Total other comprehensive income (loss)	(12)	(23)
Comprehensive (loss)	$(3,691)	$(4,314)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Total shareholders’ equity, beginning balances	$39,623	$56,013

Common stock and additional paid-in capital:
Beginning balances	244,293	242,520
Common stock issued for equity awards, net	—	(3)
Stock-based compensation	431	488
Ending balances	244,724	243,005

Accumulated deficit:
Beginning balances	(204,670)	(186,495)
Net (loss)	(3,679)	(4,291)
Ending balances	(208,349)	(190,786)

Accumulated other comprehensive loss:
Beginning balances	—	(12)
Change in unrealized investment gain/loss, net	(12)	(21)
Change in foreign currency translation, net	—	(2)
Ending balances	(12)	(35)

Total shareholders’ equity, ending balances	$36,363	$52,184

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss)	$(3,679)	$(4,291)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	5	5
Stock-based compensation	431	488
Changes in assets and liabilities:
Accounts receivables	—	2
Prepaid expenses and other assets	(13)	100
Accounts payable	(7)	50
Accrued payroll and related expenses	70	8
Other liabilities	(701)	122
Net cash used in operating activities	(3,894)	(3,516)
Cash flows from investing activities:
Purchase of investments	(3,457)	(7,370)
Proceeds from sale or maturity of investments	7,277	12,193
Net cash provided by investing activities	3,820	4,823
Cash flows from financing activities:
Payment of payroll taxes on equity awards	—	(3)
Net cash used in financing activities	—	(3)
Net change in cash and cash equivalents	(74)	1,304
Cash and cash equivalents, beginning of period	23,296	26,289
Cash and cash equivalents, end of period	$23,222	$27,593
Non-cash transactions
ROU asset and lease liability at lease modification date (Note 8)	$600	$5,512

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

We are an Internet security software and technology company with patented technology for Zero Trust Network Access (“ZTNA”) based secure network communications. Our software and technology solutions, including its Secure Domain Name Registry and Technology, VirnetX One™, War Room™, and VirnetX Matrix™ are designed to be device and location-independent, and enable a secure real-time communication environment for all types of enterprise applications, services, and critical infrastructures. Our technology generates secure connections on a “single-click” basis, significantly simplifying the deployment of secure real-time communication solutions by eliminating the need for end-users to enter any encryption information.

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2025, our results of operations and our cash flows for the three months ended March 31, 2025 and 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 17, 2025.

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

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of March 31, 2025.

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

Leases

We determine if an arrangement is a lease at inception in accordance ASC Topic 842. Operating lease right-of-use (“ROU”) assets are included in prepaid expenses and other assets and lease liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the incremental borrowing rate, U.S. prime rate of 7.5% in 2025 and 8.5% in 2024.

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

We account for our uncertain tax positions in accordance with U.S. GAAP, which utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are reversed if and when we subsequently determine, the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Updated (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements but will require certain additional disclosures.

Index
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements but will require certain additional disclosures.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,020	$—	$—	$1,020	$1,020	$—
Level 1:
Mutual funds	20,057	—	—	20,057	20,057	—
U.S. agency and treasury securities	13,087	12	—	13,099	2,145	10,954
	33,144	12	—	33,156	22,202	10,954
Total	$34,164	$12	$—	$34,176	$23,222	$10,954

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,777	$—	$—	$1,777	$1,777	$—
Level 1:
Mutual funds	20,077	—	—	20,077	20,077	—
U.S. agency and treasury securities	16,204	25	(1)	16,228	1,442	14,786
	36,281	25	(1)	36,305	21,519	14,786
Total	$38,058	$25	$(1)	$38,082	$23,296	$14,786

Index
Note 3 — Income Taxes

For the three months ended March 31, 2025 and 2024, we recognized income tax espense of $2 and $0, on pretax losses of $3,677 and $4,291, representing an effective tax rate approximately 0% for both periods. Our effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against our net deferred tax assets. We have a full valuation allowance on all federal and state deferred tax assets based current and projected full year losses, as of March 31, 2025.

Our tax years for 2007 and forward are subject to examination by the U.S. tax authority and our tax years for 2021 and forward are open for various state tax authorities because we utilized the net operating loss and tax credits generated in those years in 2020. The California Franchise Tax Board is currently conducting an audit on our 2019, 2020 and 2021 California tax years; the outcome of the examination is yet to be determined.  We believe we have adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations. As of March 31, 2025, we have not identified or accrued amounts for uncertain tax positions or interest and penalties related to uncertain tax positions and do not expect significant changes to the estimate in the coming twelve months.

Note 4 — Commitments and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. We incurred fees and reimbursements to the LLC of approximately $377 and $372 during the three months ended March 31, 2025 and 2024 respectively. We pay for our use of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The agreement with the LLC provides for use of the plane at a rate of $9.8 per flight hour. The agreement contains no minimum usage requirement and includes other terms and conditions. The agreement can be cancelled by either us or the LLC with 30 days’ notice and renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 – Leases for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

Our stockholders approved the Amended and Restated Equity Incentive Plan (the “A&R Plan”) at our annual shareholders’ meeting in June 2024, which added 1,000,000 shares to the plan. Our prior plan expired March 29, 2023; no further awards will be made under the prior plan, and the A&R Plan will govern awards granted under the prior plan. The A&R Plan provides for the granting of stock options, restricted stock units (“RSUs”) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At March 31, 2025, there were 576,305 shares available for grant under the A&R Plan.

Stock-based compensation expense included in general and administrative expense was $190 and $230, and in research and development expense was $242 and $258, for the three months ended March 31, 2025 and 2024, respectively.

No awards were granted during the three months ended March 31, 2025. During the three months ended March 31, 2024, we granted 71,000 shares of restricted stock with a weighted average grant date fair value of $6.80 per share, and paid $3 in withholding taxes, which is reflected as financing costs in the accompanying statement of cash flows; the grantees surrendered shares equal to the value of witholding taxes due, and those surrendered shares were cancelled.

Index
As of March 31, 2025 and 2024, the unrecognized stock-based compensation expense related to unvested awards (including stock options, RSUs, and restricted stock) was $3,999 and $2,757, respectively, which will be amortized over an estimated weighted average period of approximately 3.26 years and 2.63 years, respectively.

During the three months ended March 31, 2025, we returned 1,250 options to the plan due to cancellation of unexercised options.

Note 6 — Equity

Common Stock

No shares of common stock were issued during the three months ended March 31, 2025. During the three months ended March 31, 2024, we issued 71,000 shares of restricted stock.

Warrants

In 2020, we issued warrants for the purchase of 1,250 shares of common stock at an exercise price of $115 per share, exercisable on the date of grant; these warrants expired April 30, 2025. The weighted average fair value at the grant date was $83.20 per warrant. The fair value at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions (i) dividend yield on our common stock of 0 percent (ii) expected stock price volatility of 97 percent (iii) a risk-free interest rate of 0.27 percent and (iv) and expected option term of 5 years.

Warrants Issued	Exercise Price	Outstanding and Exercisable December 31, 2024	Issued	Exercised	Terminated / Cancelled	Outstanding and Exercisable March 31, 2025	Expiration Date
1,250	$115	1,250	—	—	—	1,250	April 30, 2025

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

Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $5 and expires in October 2025. At March 31, 2025, our ROU asset and lease liability totaled $30. Lease expense totaled $14 and $13 for the three months ended March 31, 2025 and 2024, respectively.

We lease a facility in Utah used for technical integration and training. This operating lease requires monthly payments of $75, includes periodic increases, and expires in April 2029. At March 31, 2025, our ROU asset and lease liability totaled $2,824 and $3,276, respectively. Lease expense totaled $210 for the three months ended March 31, 2025 and 2024, respectively.

We also lease a facility in California for corporate promotional and marketing through 2035. In March 2024, we renewed the lease for another 10 years recording an ROU asset and lease liability of $5,512. The lease offered two payment options: either a single payment of $6,000 or annual payments each March for a total commitment of approximately $7,500. Initially, we selected the single payment option; on January 13, 2025, we changed to the annual payment option, adjusting our ROU asset and lease liability approximately $600 for the modification. At March 31, 2025, our ROU asset totaled $5,028 and our lease liability totaled $4,781. Lease expense totaled $176 and $98 for the three months ended March 31, 2025 and March 31, 2024, respectively.

Payments due under the above leases as of March 31, 2025 are as follows:

Due in 2024	$708
Due in 2025	1,557
Due in 2026	1,616
Due in 2027	1,678
Due in 2028	1,065
Thereafter	4,231
10,855
Less imputed interest	(2,768)
Total	$8,087

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $377 compared to $372 in rental fees and reimbursements to the entity during the three months ended March 31, 2025 and 2024, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (611,259 as of March 31,2025 and 92,317 as of March 31, 2024) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net (loss)	$(3,679)	$(4,291)

Denominator:
Weighted-average basic shares outstanding	3,627	3,616
Effect of dilutive securities	—	—
Weighted-average diluted shares	3,627	3,616

Basic (loss) per share	$(1.01)	$(1.19)
Diluted (loss) per share	$(1.01)	$(1.19)

We incurred a net loss for the three months ended March 31, 2025 and 2024; therefore, all potentially dilutive securities representing shares of common stock (263,790 at March 31, 2025 and 322,215 at March 31, 2024) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Segment Reporting

We view our operations and make decisions regarding how to allocate resources and manage our business as one reportable segment and one reporting unit. Our Chief Executive Officer, who is the chief operating decision maker (“CODM”), is regularly provided with expense information at a level consistent with that disclosed in our consolidated financial statements, and regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in our consolidated financial statements.

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

Index
Our employees include the core development team behind our inventions, technology, and software. Some members of this team have worked together for over twenty years and were on the same team that invented and developed this technology while working at Leidos, Inc., or Leidos. The team has continued its research and development work to refine our unique network security technology and make it more secure and easy to deploy.

Our portfolio of intellectual property is the foundation of our business model. We currently own U.S. and foreign patents and pending applications. Our patent portfolio is primarily focused on securing real-time communications over the Internet, and related services, and is used in all our technology and products, some of which were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos in 2006.

Index
Results of Operation

Three Months Ended March 31, 2025
Compared with the Three Months Ended March 31, 2024
(in thousands, except per share amounts)

Revenue

We recognized revenue of $0 and $2 in the three months ended March 31, 2025 and 2024 respectively.

Research and Development Expenses

For the three months ended March 31, 2025, our research and development expenses remained steady at $1,259 compared to $1,268 for the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $872 to $2,788 for the three months ended March 31, 2025, from $3,660 for the three months ended March 31, 2024. The decrease is primarily due to lower legal fees and compensation costs from reduced head count in 2025.

Liquidity and Capital Resources

As of March 31, 2025, our cash and cash equivalents totaled approximately $23,222 and our short-term investments totaled approximately $10,954, compared to cash and cash equivalents of approximately $23,296 and short-term investments of approximately $14,786 at December 31, 2024, respectively. Working capital was $32,624 at March 31, 2025, and $31,009 at December 31, 2024.

We expect that our cash and cash equivalents and short-term investments as of March 31, 2025, will be sufficient to fund our current level of operating expense, including legal expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive our future revenue from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry, as well as collaborating with others to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers.

Income Taxes

Our effective tax rate is 0% for income tax for the three months ended March 31, 2025 and 2024, respectively and we expect our effective tax rate for the full year will be 0%. Our effective tax rate is less than the 21% statutory tax rate primarily due to our valuation allowance. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore we have provided a full valuation allowance on the U.S. federal and state net deferred tax assets.

Contractual Obligations

We have leases in Nevada, Utah and California, the last of which expires in 2035. See Note 8 – Leases in the accompanying consolidated financial statements for details.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within eighteen months of March 31, 2025.

Other Market Risks

We considered the historical volatility of our stock price and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact to our consolidated balance sheets and statement of operations with respect to future stock-based compensation costs and other equity transactions.

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2025.

The purpose of this evaluation was to determine whether as of March 31, 2025 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS – (See Note 7 — Litigation in the “Notes to Condensed Consolidated Financial Statements”)

ITEM 1A — RISK FACTORS

Risks Related to our Business and Our Financial Reporting

Our operating results may not be consistent and may be difficult to predict and we may not be able to achieve or sustain profitability in the future.

We had a net loss of $3.7 million for the quarter ended March 31, 2025. We had a net loss of $18.2 million for the year ended December 31, 2024. As of  March 31, 2025, we had an accumulated deficit of $208.3 million. Our operating results have fluctuated in the past due to several factors and may fluctuate in the future due to the same or similar factors, which include but are not limited to the following:

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

These fluctuations may make our business particularly difficult to manage, adversely affect our business and operating results, make our operating results difficult for investors to predict and, further, cause our results to fall below investor’s expectations and adversely affect the market price of our common stock. If we fail to increase our revenue, we may not achieve or sustain profitability in the future.

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

Index
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

Index
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

The exercise of our outstanding vested stock options and warrants, and the vesting of RSUs and restricted stock dilutes the ownership interests of our existing stockholders. As of March 31, 2025, we had 263,790 outstanding options, warrants and RSUs to purchase shares of common stock representing approximately 6% of our total shares outstanding of which 245,586 were vested. To the extent outstanding stock options or warrants are exercised and RSUs vest, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Investors may have limited influence because ownership of our common stock is limited.

As of March 31, 2025, our executive officers and directors beneficially owned approximately 17% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
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

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between April 1, 2024, and March 31, 2025, the adjusted closing price on the NYSE for our common stock ranged between $3.62 and $9.32. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

ITEM 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: May 14, 2025