Form 10-Q
period 2025-06-30
VirnetX Holding Corp
filed 2025-08-12
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

4,271,082 shares of the registrant’s Common Stock were outstanding as of August 8, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this Report), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products and services, expected growth, future business plans and costs (including investments, partnerships and collaborations, marketing and business development, staffing strategies and entering into another sector), the impact of potential litigation, statements regarding our efforts and ability to maintain compliance with the New York Stock Exchange (NYSE) continued listing standard, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A –  Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (SEC). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include statements that pertain to the activities we have undertaken to commercialize our products and patent portfolio in and outside of the United States including VirnetX One™, War Room™, VirnetX Matrix™, our Secured Domain Name Registry and Technology and our service offerings. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks that may delay or prevent future revenues for us.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

i

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,293	$23,296
Investments available for sale	13,933	14,786
Accounts receivable	48	—
Prepaid expenses and other current assets	261	122
Total current assets	31,535	38,204
Prepaid expenses and other assets	7,728	8,838
Other investments at cost	2,500	2,500
Property and equipment, net	57	67
Total assets	$41,820	$49,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$286	$336
Accrued payroll and related expenses	351	257
Other liabilities, current	1,303	6,602
Total current liabilities	1,940	7,195

Other liabilities	6,709	2,791
Total liabilities	8,649	9,986
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2025, and December 31, 2024; Issued and outstanding: 0 shares at June 30, 2025, and December 31, 2024	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2025 and December 31, 2024; Issued and outstanding: 4,271,739 shares at June 30, 2025 and 4,238,581 at December 31, 2024	—	—
Additional paid-in capital	245,158	244,293
Accumulated deficit	(211,970)	(204,670)
Accumulated other comprehensive loss	(17)	—
Total stockholders’ equity	33,171	39,623
Total liabilities and stockholders’ equity	$41,820	$49,609

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$48	$1	$48	$3
Operating expense:
Research and development	1,215	1,223	2,474	2,491
Selling, general and administrative	2,777	3,193	5,565	6,854
Total operating expense	3,992	4,416	8,039	9,345
(Loss) from operations	(3,944)	(4,415)	(7,991)	(9,342)
Interest and other income, net	323	588	693	1,224
(Loss) before taxes	(3,621)	(3,827)	(7,298)	(8,118)
Income tax (expense) benefit	—	(3)	(2)	(3)
Net (loss)	$(3,621)	$(3,830)	$(7,300)	$(8,121)
Basic (loss) per share	$(0.99)	$(1.07)	$(1.99)	$(2.26)
Diluted (loss) per share	$(0.99)	$(1.07)	$(1.99)	$(2.26)
Weighted average shares outstanding - basic	3,660	3,593	3,660	3,593
Weighted average shares outstanding - diluted	3,660	3,593	3,660	3,593

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss)	$(3,621)	$(3,830)	$(7,300)	$(8,121)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(8)	(1)	(20)	(22)
Change in foreign currency translation, net of tax	3	(4)	3	(6)
Total other comprehensive income (loss)	(5)	(5)	(17)	(28)
Comprehensive (loss)	$(3,626)	$(3,835)	$(7,317)	$(8,149)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total shareholders’ equity, beginning balances	$36,363	$52,184	$39,623	$56,013

Common stock and additional paid-in capital:
Beginning balances	244,724	243,005	244,293	242,520
Common stock issued for equity awards, net	(7)	—	(7)	(3)
Stock-based compensation	441	460	872	948
Ending balances	245,158	243,465	245,158	243,465

Accumulated deficit:
Beginning balances	(208,349)	(190,786)	(204,670)	(186,495)
Net (loss)	(3,621)	(3,830)	(7,300)	(8,121)
Ending balances	(211,970)	(194,616)	(211,970)	(194,616)

Accumulated other comprehensive loss:
Beginning balances	(12)	(35)	—	(12)
Change in unrealized investment gain/loss, net	(8)	(1)	(20)	(22)
Change in foreign currency translation, net	3	(4)	3	(6)
Ending balances	(17)	(40)	(17)	(40)

Total shareholders’ equity, ending balances	$33,171	$48,809	$33,171	$48,809

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss)	$(7,300)	$(8,121)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	10	10
Stock-based compensation	872	948
Changes in assets and liabilities:
Accounts receivables	(48)	2
Prepaid expenses and other assets	371	337
Accounts payable	(50)	(115)
Accrued payroll and related expenses	94	37
Other liabilities	(781)	306
Net cash used in operating activities	(6,832)	(6,596)
Cash flows from investing activities:
Purchase of property and equipment	—	(11)
Purchase of investments	(11,411)	(18,248)
Proceeds from sale or maturity of investments	12,247	24,854
Net cash provided by investing activities	836	6,595
Cash flows from financing activities:
Payment of payroll taxes on equity awards	(7)	(3)
Net cash used in financing activities	(7)	(3)
Net change in cash and cash equivalents	(6,003)	(4)
Cash and cash equivalents, beginning of period	23,296	26,289
Cash and cash equivalents, end of period	$17,293	$26,285
Non-cash transactions
ROU asset and lease liability at lease modification date (Note 8)	$600	$5,512

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Basis of Presentation

VirnetX Holding Corporation (Company, we, us, or our) is an Internet security software and technology company. We develop patented cybersecurity solutions that ensure resilient, secure communications across any network or device. Built on Zero Trust Network Access (ZTNA) principles, our flagship platform, VirnetX One™, virtualizes on-demand private networks using patented Secure Domain Names and automatically establishes secure links regardless of location or endpoint.

Our products, including War Room™ and VirnetX Matrix™, are designed to support the U.S. Department of Defense (DoD) with real-time, encrypted collaboration. War RoomTM offers advanced visualization for situational awareness, while Matrix secures communications through robust encryption, even in contested environments.

Our Digital Engineering (DE) services are designed to strengthen our current and evolving Model-Based Systems Engineering (MBSE) processes while also providing comprehensive Cyber Threat Assessment services seamlessly integrating into the US DoD’s Digital Engineering strategy. Additionally, our DE professional services include integration of our subject matter expertise in kinetic and non-kinetic secure, automated, command and control, battle management, and all-domain collection sensor orchestration. With embedded secure communication from R&D to operational deployment, our Dynamic Trust Evaluation (DTE) methods continuously enforce real-time trust policies, ensuring resilient and adaptive network security. Our Cyber Threat Intelligence (CTE) and assessment services deliver context-aware insights, empowering defense leaders to anticipate and mitigate emerging cyber threats.

Our product portfolio includes sophisticated technologies, products and services that are available for sale worldwide. Our next-generation VirnetX One™ platform builds upon our patented Secure Domain Name Registry and Technology to further enhance the security and efficiency of our patented secure communication links. VirnetX One™ is a security-as-a-service platform that protects enterprise applications, services, and infrastructure from cyber-attacks. Our platform allows government organizations, businesses, and other enterprises of all sizes to add a “security umbrella” as an added layer on top of their existing infrastructure to further reduce risk and bolster security against evolving cyberthreat landscape to data, operating systems, other infrastructure products and gateway security controllers.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2025, our results of operations and our cash flows for the three and six months ended June 30, 2025 and 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Index
We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to earnings. We have not identified any impairment as of June 30, 2025.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

We derive revenue from professional service contracts and licensing and royalty fees, which can span several years. Our professional services model, simulate, secure and validate diverse communications environments that are tailored for US DoD and Intelligence Community agencies and organizations. Our licensed products offer resilient adaptive network security with advanced visualization for situational awareness, and secure communication through robust encryption, even in contested environments.

We recognize revenue pursuant to Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. With our sevice contracts, performance obligations are generally satisfied as the service is delivered. With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete when our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology. Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements, revenue is recognized over time, generally over the life of the service contract. Payment for services and licensing is collected within a short period following commencement of delivery of services or transfer of patent rights.

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

Leases

We determine if an arrangement is a lease at inception in accordance ASC Topic 842. Operating lease right-of-use (ROU) assets are included in prepaid expenses and other assets and lease liabilities are included in other liabilities on the Condensed Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the incremental borrowing rate, U.S. prime rate of 7.5% in 2025 and 8.5% in 2024.

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

On July 4, 2025, the United States enacted tax legislation, often referred to as the “One Big Beautiful Bill” Act (OB3). Due to the July 4, 2025, enactment date, the law is not effective until after June 30, 2025, quarter-end, accounting, it is a subsequent event for the Q2 2025 tax reporting. The Company is still evaluating the impact of OB3 to the Company in 2025. The Company cannot yet estimate what elections it will make related to accelerating pre-2025 IRC Section 174 domestic capitalized R&D costs or federal bonus depreciation elections for fixed assets placed in service on or after January 19, 2025. The Company will continue to monitor and assess their options as the year progresses.

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Updated (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements but will require certain additional disclosures.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$3,759	$—	$—	$3,759	$3,759	$—
Level 1:
Mutual funds	12,038	—	—	12,038	12,038	—
U.S. agency and treasury securities	15,424	7	(2)	15,429	1,496	13,933
	27,462	7	(2)	27,467	13,534	13,933
Total	$31,221	$7	$(2)	$31,226	$17,293	$13,933

Index
	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,777	$—	$—	$1,777	$1,777	$—
Level 1:
Mutual funds	20,077	—	—	20,077	20,077	—
U.S. agency and treasury securities	16,204	25	(1)	16,228	1,442	14,786
	36,281	25	(1)	36,305	21,519	14,786
Total	$38,058	$25	$(1)	$38,082	$23,296	$14,786

Note 3 — Income Taxes

For the three months ended June 30, 2025 and 2024, we recognized income tax expense of $0 and $3, on pretax losses of $3,621 and $3,827. For the six months ended June 30, 2025 and 2024, we recognized income tax expense of $2 and $3, on pretax losses of $7,298, and $8,118.  Our effective tax rate is approximately 0% for all periods. Our effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against our net deferred tax assets. We have a full valuation allowance on all federal and state deferred tax assets as of June 30, 2025.

Our tax years for 2007 and forward are subject to examination by the U.S. tax authority and our tax years for 2021 and forward are open for various state tax authorities because we utilized the net operating loss and tax credits generated in those years in 2020. The California Franchise Tax Board completed and closed their audit on our 2019, 2020 and 2021 California tax years and found no change in our tax liability.  As of June 30, 2025, we have not identified or accrued amounts for uncertain tax positions or interest and penalties related to uncertain tax positions and do not expect significant changes to the estimate in the coming twelve months.

Note 4 — Commitments and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (LLC) for business travel for our employees. We incurred approximately $380 and $315 compared to $756 and $686 during the three and six months ended June 30, 2025 and 2024, respectively. We pay for our use of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The agreement with the LLC provides for use of the plane at a rate of $9.8 per flight hour. The agreement contains no minimum usage requirement and includes other terms and conditions. The agreement can be cancelled by either us or the LLC with 30 days’ notice and renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 – Leases for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

Our stockholders approved the Amended and Restated 2013 Equity Incentive Plan (A&R Plan) at our annual shareholders’ meeting in June 2024, which added 1,000,000 shares to the plan. Our prior plan expired in 2023; the A&R Plan will govern awards granted under the prior plan. The A&R Plan provides for the granting of stock options, restricted stock units (RSUs) and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At June 30, 2025, there were 556,341 shares available for grant under the A&R Plan.

Stock-based compensation expense included in general and administrative expense was $237 and $264, and in research and development expense was $204 and $196, for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense included in general and administrative expense was $427 and $494, and in research and development expense was $445 and $454, for the six months ended June 30, 2025 and 2024, respectively.

During the three and six months ended June 30, 2025, we granted 30,000 shares of restricted stock with a weighted average grant date fair value of $8.90 per share. During the three and six months ended June 30, 2024, we granted 48,000 and 119,000 shares of restricted stock, respectively, with a weighted average grant date fair value of $3.77 and $5.58 per share, respectively. During the six months ended June 30, 2025 and 2024, we paid $7 and $3, respectively for withholding taxes due on awards; these withholding taxes are reflected as financing costs in the accompanying statement of cash flows because the grantees surrendered shares equal to the value of withholding taxes due, and those surrendered shares were cancelled.

As of June 30, 2025 and 2024, the unrecognized stock-based compensation expense related to unvested awards (including stock options, RSUs, and restricted stock) was $3,825 and $2,374, respectively, which will be amortized over an estimated weighted average period of approximately 3.21 years and 3.27 years, respectively.

During 2025, we returned 11,286 awards to the plan due to cancellation of unexercised options.

Index
Note 6 — Equity

Common Stock

During the six months ended June 30, 2025, we issued 30,000 shares of restricted stock as well as 3,341 shares of common stock as a result of vesting RSUs. During the six months ended June 30, 2024, we issued 119,000 shares of restricted stock, as well as 7,168 shares of common stock as a result of vesting RSUs.

Warrants

In 2020, we issued warrants for the purchase of 1,250 shares of common stock at an exercise price of $115 per share, exercisable on the date of grant; these warrants expired unexercised on April 30, 2025.

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

Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $5 and expires in October 2025. At June 30, 2025, our ROU asset and lease liability totaled $17. Lease expense totaled $14 and $28 for the three and six months ended June 30, 2025 and 2024.

We lease a facility in Utah used for technical integration and training. This operating lease requires monthly payments of $75, includes periodic increases, and expires in April 2029. At June 30, 2025, our ROU asset totaled $2,681 and lease liability totaled $3,120. Lease expense totaled $210 for the three months ended June 30, 2025, and 2024, and totaled $419 for the six months ended June 30, 2025 and 2024.

We also lease a facility in California for corporate promotional and marketing through 2035. In March 2024, we renewed the lease for another 10 years recording an ROU asset and lease liability of $5,512. The lease offered two payment options: either a single payment of $6,000 or annual payments each March for a total commitment of approximately $7,500. Initially, we selected the single payment option; on January 13, 2025, we changed to the annual payment option, adjusting our ROU asset and lease liability approximately $600 for the modification. At June 30, 2025, our ROU asset totaled $4,936 and our lease liability totaled $4,871. Lease expense totaled $181 and $357 for the three and six months ended June 30, 2025, respectively. Lease expense totaled $143 and $241 for the three months and six months ended June 30, 2024, respectively.

Payments due under the above leases as of June 30, 2025, are as follows:

Due in 2025	$471
Due in 2026	1,557
Due in 2027	1,616
Due in 2028	1,678
Due in 2029	1,065
Thereafter	4,231
10,618
Less imputed interest	(2,610)
Total	$8,008

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $380 and $756 during the three and six months ended June 30, 2025 compared to $315 and $686 incurred during the three and six months ended June 30, 2024.

Index
Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (608,954 as of June 30, 2025 and 138,633 as of June 30, 2024) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025, and 2024 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net (loss)
	$(3,621)	$(3,830)	$(7,300)	$(8,121)
Denominator:
Weighted-average basic shares outstanding	3,660	3,593	3,660	3,593
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	3,660	3,593	3,660	3,593

Basic (loss) per share	$(0.99)	$(1.07)	$(1.99)	$(2.26)
Diluted (loss) per share	$(0.99)	$(1.07)	$(1.99)	$(2.26)

We incurred a net loss for the three and six months ended June 30, 2025 and 2024; therefore, all potentially dilutive securities representing shares of common stock (248,488 at June 30, 2025 and 305,781 at June 30, 2024) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Segment Reporting

We view our operations and make decisions regarding how to allocate resources and manage our business as one reportable segment and one reporting unit. Our Chief Executive Officer, who is the chief operating decision maker (CODM), is regularly provided with expense information at a level consistent with that disclosed in our consolidated financial statements, regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in our consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We develop patented cybersecurity solutions that ensure resilient, secure communications across any network or device. Built on Zero Trust Network Access (ZTNA) principles, our flagship platform, VirnetX One™, virtualizes on-demand private networks using patented Secure Domain Names and automatically establishes secure links regardless of location or endpoint.

Our products, including War Room™ and VirnetX Matrix™, are designed to support the U.S. Department of Defense (DoD) with real-time, encrypted collaboration. War RoomTM offers advanced visualization for situational awareness, while Matrix secures communications through robust encryption, even in contested environments.

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

Our VirnetX Matrix™ product provides superior security for internet-enabled enterprise applications and their connected devices, and for control systems currently deployed by those enterprises (e.g., file servers, data back-up systems, VPN/firewalls). VirnetX Matrix™ provides a true “zero-trust” access protection, “single-click” ease of use, and is a highly effective added layer of protection that is deployed simply, without the need for changes to an enterprise’s existing, in-place infrastructure. We believe VirnetX Matrix™ is an attractive solution for all businesses, cloud and on-premise application service providers, and original equipment manufacturers (OEMs), looking to improve visibility and management of their networks to mitigate morphing attacks on their networks and for real time access and control of their users.

Our Digital Engineering (DE) services are designed to strengthen our current and evolving Model-Based Systems Engineering (MBSE) processes while also providing comprehensive Cyber Threat Assessment services seamlessly integrating into the US DoD’s Digital Engineering strategy. Additionally, our DE professional services include integration of our subject matter expertise in kinetic and non-kinetic secure, automated, command and control, battle management, and all-domain collection sensor orchestration. With embedded secure communication from R&D to operational deployment, our Dynamic Trust Evaluation (DTE) methods continuously enforce real-time trust policies, ensuring resilient and adaptive network security. Our Cyber Threat Intelligence (CTI) and assessment services deliver context-aware insights, empowering defense leaders to anticipate and mitigate emerging cyber threats.

Index
We have undertaken activities to align our products and services with DoD’s Digital Engineering Strategy, and as such, plan to make available the following services to Federal, state, and local government agencies.

•
DE services for embedding cybersecurity in system design, command and control processes, battle management, and all-domain sensor orchestration and lifecycle management to enhance system resilience by identifying vulnerabilities early via threat modeling and design.

•
Advanced hybrid Cyber MBSE services for building artificial intelligence and machine learning (AI/ML) hybrid models to represent communication flows and threat boundaries using specialized VirnetX engineering to customize architectures in multi domain digital engineering projects.

•
Cyber Threat Assessment services for providing systematic evaluation of cyber risks, vulnerabilities, and potential impacts on critical systems with threat modeling, risk prioritization, and AI/ML based defensive and offensive threat mitigation strategies.

We are building our Center for Advanced Software/Hardware Integration, at our Farmington, Utah office, utilizing AI/ML and digital twin technology integrated with VirnetX’s SDNS technology. We intend to further augment our product strategy to provide secure, dynamic cyber-driven, AI to the marketplace. In addition to our investments with L2 Holdings, LLC (OmniTeq), AI/ML solutions provider and OP Media, Inc, a dynamic software platform provider, we participated in a Cooperative Research and Development Agreement (CRADA) with the Air Force (AF) Research Laboratory Intelligence Systems Directorate (AFRL/RI) to facilitate collaboration on cybersecurity and Zero Trust technologies to support integrated surveillance and reconnaissance operations as well as AF and joint targeting processes. This CRADA continues through 2030 and allows us to apply for security clearances for our employees. We are also beginning to integrate AI/ML capabilities into VirnetX Matrix™ to enhance its zero-trust security, threat detection, and network resilience by enabling autonomous threat response, adaptive access control, and self-healing network architectures.

We intend to sell directly to U.S. defense, intelligence and government agencies. We are undertaking activities to obtain a Multiple Award Schedule (MAS) contract, so we can sell our products, services, and solutions at pre-negotiated prices to federal, state, and local government buyers. We intend to continue our activities to commercialize our products, services and intellectual property in and outside the United States including VirnetX One™, War Room™, VirnetX Matrix™ and our Secured Domain Name Registry and Technology. We believe our product portfolio to secure devices and systems are suitable in areas such as national defense, local, state, Federal and foreign governments, critical infrastructure, law enforcement, healthcare, finance, legal, oil and gas, medical, and related support industries. We continue to actively pursue new sales opportunities in and outside of the United States.

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

Index
Results of Operation

Three and Six Months Ended June 30, 2025
Compared with the Three and six Months Ended June 30, 2024
(in thousands, except per share amounts)

Revenue

We recognized revenue of $48 and $3 in the six months ended June 30, 2025 and 2024.

Research and Development Expenses

Our research and development expenses remained steady between 2025 and 2024 totaling $1,215 and $2,474 for the three and six months ended June 30, 2025 compared to $1,223 and $2,491 for the three and six months ended June 30, 2024.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $416 and by $1,289 totaling $2,777 and $5,565, respectively for the three and six months ended June 30, 2025 versus $3,193 and $6,854 for the three and six months ended June 30, 2024. During 2024, we incurred legal fees pursuing protection of our patents which was finalized in 2024.

Liquidity and Capital Resources

As of June 30, 2025, our cash and cash equivalents totaled approximately $17,293 and our short-term investments totaled approximately $13,933, compared to cash and cash equivalents of approximately $23,296 and short-term investments of approximately $14,786 at December 31, 2024, respectively. Working capital was $29,595 at June 30, 2025, and $31,009 at December 31, 2024.

We expect that our cash and cash equivalents and short-term investments as of June 30, 2025, will be sufficient to fund our current level of operating expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive our future revenue from collaborating with others to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers as well as from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry.

Income Taxes

Our effective tax rate is 0% for income tax for the three and six months ended June 30, 2025, and 2024, and we expect our effective tax rate for the full year will be 0%. Our effective tax rate is less than the 21% statutory tax rate primarily due to our valuation allowance. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore we have provided a full valuation allowance on the U.S. federal and state net deferred tax assets.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within twelve months of June 30, 2025.

Index
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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2025.

The purpose of this evaluation was to determine whether as of June 30, 2025 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS – (See Note 7 — Litigation in the “Notes to Condensed Consolidated Financial Statements”)

ITEM 1A — RISK FACTORS

Risks Related to our Business and Our Financial Reporting

Our operating results may not be consistent and may be difficult to predict, and we may not be able to achieve or sustain profitability in the future.

We had a net loss of $7.3 million for the six months ended June 30, 2025 and a net loss of $18.2 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $212.0 million. Our operating results have fluctuated in the past due to several factors and may fluctuate in the future due to the same or similar factors, which include but are not limited to the following:

•	Time and resources required to accelerate transition to new product development and sales strategies targeting large enterprises, government customers, service provider partnerships;

•	Customer acceptance of our DE, MBSE and Cyber Threat Assessment services;

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

Index
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

The sales cycle between initial customer contact and the execution of a contract or license agreement with a customer or purchaser of our products can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our product and service capabilities;

•	Our customers’ budgetary constraints and timing of their budget cycles;

•	Delays caused by time-consuming internal review processes customary with potential customers including large government agencies and institutions in the space and defense industries; and

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

Part of our business includes the internal development of commercial products we seek to monetize. This aspect of our business may require significant capital, time and resources and we cannot guarantee that it will be successful or meet our expectations. Based on the scale of our technical resources, our limited historical financial data upon which to base our projected revenue or planned operating expenses related to our software products and services, we may not be able to effectively:

•	Implement an effective marketing strategy to promote awareness of our products and services;

•	Attract and retain customers for our products and services;

•	Generate revenues or profit from product sales;

•	Provide appropriate levels of customer training and technical support for our products;

•	Rapidly anticipate and adapt to changes in the market and evolving customer requirements; and

•	Protect our products from any system failures or other breaches.

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

Our products are highly technical and complex and, when deployed, may contain errors or defects. Despite testing, some errors in our products may only be discovered after a product has been installed and used by customers. Any errors or defects discovered in our products after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results, and financial condition. In addition, we could face claims for product liability, tort, or breach of warranty, including claims relating to changes to our products made by our channel partners. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us harming our business. Furthermore, we expect to provide implementation, consulting, and other technical services in connection with the implementation and ongoing maintenance of our products, which typically involves working with sophisticated software, computing, and communications systems. We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be adversely impacted.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure, including our secure domain name servers, remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to continue to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to mitigate or eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. There can be no assurances our security measures or those of our service providers will prevent security breaches or incidents. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. Remote work by our personnel and those of third parties has resulted in increased vulnerability to cyber-attacks. Additionally, geopolitical tensions and conflicts may create increased risks of cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products, or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Further, many foreign countries and governmental bodies, including the European Union (EU), where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of data that identifies or may be used to identify or locate an individual.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission maintains a General Data Protection Regulation (the GDPR) that imposes stringent data protection requirements and provides for substantial penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. The United Kingdom made targeted amendments to the Data Protection Act and the UK GDPR in the UK Data (Use and Access) Act, effective June 19, 2025. We may be required to incur substantial expense in order to make significant changes to our products and operations to address compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (CCPA) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, Utah and Colorado enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that has become effective in 2024; Delaware, Nebraska, Maryland, New Hampshire, New Jersey, Minnesota, Tennessee, and Iowa have enacted similar legislation that has or will become effective in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will become effective in 2026. The U.S. Department of Justice has also issued regulations regarding certain bulk sensitive personal data transfers. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could reduce demand for our products, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

The exercise of our outstanding stock options and the issuance of RSUs and restricted stock would result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of our outstanding vested stock options and the vesting of RSUs and restricted stock dilutes the ownership interests of our existing stockholders. As of June 30, 2025, we had 248,488 outstanding options and RSUs to purchase shares of common stock representing approximately 6% of our total shares outstanding of which 238,785 were vested. To the extent outstanding stock options or warrants are exercised and RSUs vest, additional shares of common stock will be issued, existing stockholders’ percentage voting interests will decline and the number of shares eligible for resale in the public market will increase. Such increase may have a negative effect on the value or market trading price of our common stock.

Investors may have limited influence because ownership of our common stock is limited.

As of June 30, 2025, our executive officers and directors beneficially owned approximately 17% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

Our protective provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it difficult for a third party to successfully acquire us even if you would like to sell your stock to them.

We have protective provisions in our amended and restated certificate of incorporation (Restated Charter) and amended and restated bylaws (Restated Bylaws) that could delay, discourage, or prevent a third party from acquiring control of us without the approval of our Board of Directors. These protective provisions include:

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

On August 28, 2024, we received a written notification from the NYSE that as of August 27, 2024, we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization over a consecutive 30 trading-day period and stockholders’ equity were both less than $50 million. In accordance with applicable NYSE procedures, we submitted a plan to the NYSE on October 11, 2024, and provide quarterly updates advising it of the definitive actions we have taken, are taking and plan to take that would bring us into conformity with the standard set forth in Section 802.01B within 18 months of receipt of the written notification. The written notification has no immediate impact on our ongoing business operations, reporting requirements with the SEC or the listing of our common stock on the NYSE at this time, subject to the Company’s continued compliance with the plan and NYSE’s other continued listing standards. We are considering all of our available options, including efforts to regain compliance with NYSE’s continued listing standards, but can provide no assurances that we will be able to satisfy the requirements of the NYSE.

Index
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

Changes in tax law could materially impact our business, results of operations and financial condition

Changes to domestic and foreign tax laws that may be enacted in the future could impact the tax treatment of our business operations. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We are currently evaluating the full impact of the OBBB Act on us.

In addition, the Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (Pillar Two), and this proposal has been adopted or is being considered by a number of countries, which could impact our business if we expand internationally. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any of these developments or changes in domestic or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

War, terrorism, other acts of violence, or natural or manmade disasters as well as macroeconomic conditions may affect the markets in which we operate, our clients and our service delivery.

Index
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

Changes in tax law could materially impact our business, results of operations and financial condition.

Changes to U.S. federal, state, and local, and foreign tax laws that may be enacted in the future could impact the tax treatment of our business operations. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We are currently evaluating the full impact of the OBBB Act on us.

In addition, the Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (Pillar Two), and this proposal has been adopted or is being considered by a number of countries, which could impact our business if we expand internationally. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

Trading in our common stock is limited and the price of our common shares may be subject to volatility.

Our common stock is currently listed on the NYSE and was previously listed on the NYSE American LLC (formerly the NYSE MKT LLC). Over the past years, the market price of our common stock has experienced significant fluctuations. Between July 1, 2024, and June 30, 2025, the adjusted closing price on the NYSE for our common stock ranged between $3.86 and $11.39. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority (FINRA). While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short-selling market manipulation could cause our stock trading price to decline, to become more volatile, or both. For more information regarding trading in our common stock and listing on the NYSE, see additional risk factors included elsewhere in this Quarterly Report on Form 10-Q.

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

In addition, an entity that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading, or holding certain types of securities would be deemed an Investment Company under the Investment Company Act of 1940 (1940 Act). If we do not manage our investments and business in a manner that meets the requirements for an exemption under the 1940 Act, we may be deemed to be an investment company under the 1940 Act and subject to additional limitations on operating our business including limitations on the issuance of securities, which may make it difficult for us to raise capital.

ITEM 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: August 12, 2025