Form 10-Q
period 2025-09-30
VirnetX Holding Corp
filed 2025-11-14
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33852

VirnetX Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0390628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

308 Dorla Court, Suite 206 Zephyr Cove, Nevada	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 548-1785
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VHC	NASDAQ

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

4,270,840 shares of the registrant’s Common Stock were outstanding as of November 10, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this Report), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products and services, expected growth, future business plans and costs (including investments, partnerships and collaborations, marketing and business development, staffing strategies and entering into another sector), the impact of potential litigation, statements regarding our efforts and ability to maintain compliance with the Nasdaq Stock Market LLC (“Nasdaq”) continued listing standard, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A – Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (SEC). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,129	$23,296
Investments available for sale	11,064	14,786
Accounts receivable	19	—
Prepaid expenses and other current assets	223	122
Total current assets	28,435	38,204
Prepaid expenses and other assets	7,480	8,838
Other investments at cost	2,000	2,500
Property and equipment, net	68	67
Total assets	$37,983	$49,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$377	$336
Accrued payroll and related expenses	384	257
Other liabilities, current	1,311	6,602
Total current liabilities	2,072	7,195

Other liabilities	6,620	2,791
Total liabilities	8,692	9,986
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at September 30, 2025, and December 31, 2024; Issued and outstanding: 0 shares at September 30, 2025, and December 31, 2024	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at September 30, 2025 and December 31, 2024; Issued and outstanding: 4,270,840 shares at September 30, 2025 and 4,238,581 at December 31, 2024	—	—
Additional paid-in capital	245,626	244,293
Accumulated deficit	(216,318)	(204,670)
Accumulated other comprehensive loss	(17)	—
Total stockholders’ equity	29,291	39,623
Total liabilities and stockholders’ equity	$37,983	$49,609

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$58	$2	$106	$5
Operating expense:
Research and development	1,143	1,176	3,617	3,667
Selling, general and administrative	3,059	3,213	8,624	10,066
Impairment loss on investment	500	-	500	-
Total operating expense	4,702	4,389	12,741	13,733
(Loss) from operations	(4,644)	(4,387)	(12,635)	(13,728)
Interest and other income, net	296	548	989	1,771
(Loss) before taxes	(4,348)	(3,839)	(11,646)	(11,957)
Income tax (expense) benefit	—	—	(2)	(3)
Net (loss)	$(4,348)	$(3,839)	$(11,648)	$(11,960)
Basic (loss) per share	$(1.18)	$(1.07)	$(3.17)	$(3.32)
Diluted (loss) per share	$(1.18)	$(1.07)	$(3.17)	$(3.32)
Weighted average shares outstanding - basic	3,673	3,603	3,672	3,600
Weighted average shares outstanding - diluted	3,673	3,603	3,672	3,600

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss)	$(4,348)	$(3,839)	$(11,648)	$(11,960)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	1	68	(19)	46
Change in foreign currency translation, net of tax	(1)	4	2	(2)
Total other comprehensive income (loss)	—	72	(17)	44
Comprehensive (loss)	$(4,348)	$(3,767)	$(11,665)	$(11,916)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total shareholders’ equity, beginning balances	$33,171	$48,809	$39,623	$56,013

Common stock and additional paid-in capital:
Beginning balances	245,158	243,465	244,293	242,520
Common stock issued for equity awards, net	(12)	(6)	(19)	(9)
Stock-based compensation	480	457	1,352	1,405
Ending balances	245,626	243,916	245,626	243,916

Accumulated deficit:
Beginning balances	(211,970)	(194,616)	(204,670)	(186,495)
Net (loss)	(4,348)	(3,839)	(11,648)	(11,960)
Ending balances	(216,318)	(198,455)	(216,318)	(198,455)

Accumulated other comprehensive loss:
Beginning balances	(17)	(40)	—	(12)
Change in unrealized investment gain/loss, net	1	68	(19)	46
Change in foreign currency translation, net	(1)	4	2	(2)
Ending balances	(17)	32	(17)	32

Total shareholders’ equity, ending balances	$29,291	$45,493	$29,291	$45,493

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss)	$(11,648)	$(11,960)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	16	16
Stock-based compensation	1,352	1,405
Impairment loss on investment	500	-
Changes in assets and liabilities:
Accounts receivables	(19)	2
Prepaid expenses and other assets	657	537
Accounts payable	41	(160)
Accrued payroll and related expenses	127	68
Other liabilities	(862)	275
Net cash used in operating activities	(9,836)	(9,817)
Cash flows from investing activities:
Purchase of property and equipment	(17)	(11)
Purchase of investments	(16,180)	(26,469)
Proceeds from sale or maturity of investments	19,885	35,147
Net cash provided by investing activities	3,688	8,667
Cash flows from financing activities:
Payment of payroll taxes on equity awards	(19)	(9)
Net cash used in financing activities	(19)	(9)
Net change in cash and cash equivalents	(6,167)	(1,159)
Cash and cash equivalents, beginning of period	23,296	26,289
Cash and cash equivalents, end of period	$17,129	$25,130
Non-cash transactions
ROU asset and lease liability at lease modification date (Note 8)	$600	$5,512

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

Our products, including War Room™ and VirnetX Matrix™, are designed to support the U.S. Department of War (DoW) with real-time, encrypted collaboration. War RoomTM offers advanced visualization for situational awareness, while Matrix secures communications through robust encryption, even in contested environments.

Our Digital Engineering (DE) services are designed to strengthen our current and evolving Model-Based Systems Engineering (MBSE) processes while also providing comprehensive Cyber Threat Assessment services seamlessly integrating into the US DoW’s Digital Engineering strategy. Additionally, our DE professional services include integration of our subject matter expertise in kinetic and non-kinetic secure, automated, command and control, battle management, and all-domain collection sensor orchestration. With embedded secure communication from research and development (R&D) to operational deployment, our Dynamic Trust Evaluation (DTE) methods continuously enforce real-time trust policies, ensuring resilient and adaptive network security. Our Cyber Threat Intelligence (CTE) and assessment services deliver context-aware insights, empowering defense leaders to anticipate and mitigate emerging cyber threats.

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

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2025, our results of operations and our cash flows for the three and nine months ended September 30, 2025 and 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to operating expenses. Effective September 30, 2025 we identified an impairment in our investment in OP Media Inc., and as a result, we recognized an impairment loss totaling $500.

Basis of Consolidation

The consolidated financial statements include the accounts of VirnetX Holding Corporation and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

We derive revenue from professional service contracts and licensing and royalty fees, which can span several years.

We recognize revenue pursuant to Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. With our service contracts, performance obligations are generally satisfied as the service is delivered. With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete when our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology. Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements, revenue is recognized over time, generally over the life of the service contract. Payment for services and licensing is collected within a short period following commencement of delivery of services or transfer of patent rights.

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

On July 4, 2025, the United States enacted tax legislation, often referred to as the “One Big Beautiful Bill” Act (OB3). Management is evaluating the impact of OB3 to the Company and cannot yet estimate what elections it will make related to accelerating pre-2025 IRC Section 174 domestic capitalized R&D costs or federal bonus depreciation elections for fixed assets placed in service on or after January 19, 2025. We will continue to monitor and assess options.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,185	$—	$—	$1,185	$1,185	$—
Level 1:
Mutual funds	14,747	—	—	14,747	14,747	—
U.S. agency and treasury securities	12,256	6	(1)	12,261	1,197	11,064
	27,003	6	(1)	27,008	15,944	11,064
Total	$28,188	$6	$(1)	$28,193	$17,129	$11,064

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,777	$—	$—	$1,777	$1,777	$—
Level 1:
Mutual funds	20,077	—	—	20,077	20,077	—
U.S. agency and treasury securities	16,204	25	(1)	16,228	1,442	14,786
	36,281	25	(1)	36,305	21,519	14,786
Total	$38,058	$25	$(1)	$38,082	$23,296	$14,786

Note 3 — Income Taxes

For the three months ended September 30, 2025 and 2024, we recognized no income tax expense. For the nine months ended September 30, 2025 and 2024, we recognized income tax expense of $2 and $3, on pretax losses of $11,646, and $11,957.  Our effective tax rate is approximately 0% for all periods. Our effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against our net deferred tax assets. We have a full valuation allowance on all federal and state deferred tax assets as of September 30, 2025.

Index
Our tax years for 2007 and forward are subject to examination by the U.S. tax authority and our tax years for 2021 and forward are open for various state tax authorities because we utilized the net operating loss and tax credits generated in those years in 2020. As of September 30, 2025, we have not identified or accrued amounts for uncertain tax positions or interest and penalties related to uncertain tax positions and do not expect significant changes to the estimate in the coming twelve months.

Note 4 — Commitments and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (LLC) for business travel for our employees. We incurred approximately $458 and $1,214 compared to $446 and $1,132 during the three and nine months ended September 30, 2025 and 2024, respectively. We pay for our use of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The agreement with the LLC provides for use of the plane at a rate of $9.8 per flight hour. The agreement contains no minimum usage requirement and includes other terms and conditions. The agreement can be cancelled by either us or the LLC with 30 days’ notice and renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 – Leases for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

At September 30, 2025, there were 562,529 shares available for grant under the Amended and Restated 2013 Equity Incentive Plan.

Stock-based compensation expense included in general and administrative expense was $314 and $309, and in research and development expense was $166 and $149, for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense included in general and administrative expense was $741 and $803, and in research and development expense was $611 and $603, for the nine months ended September 30, 2025 and 2024, respectively.

No awards were granted during the three months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025, we granted 30,000 shares of restricted stock with a weighted average grant date fair value of $8.90 per share. During nine months ended September 30, 2024, we granted 119,000 shares of restricted stock, with a weighted average grant date fair value $5.58 per share. During the nine months ended September 30, 2025 and 2024, we paid $19 and $9, respectively for withholding taxes due on awards; these withholding taxes are reflected as financing costs in the accompanying statement of cash flows because the grantees surrendered shares equal to the value of withholding taxes due, and those surrendered shares were cancelled.

As of September 30, 2025 and 2024, the unrecognized stock-based compensation expense related to unvested awards (including stock options, RSUs, and restricted stock) was $3,346 and $1,778, respectively, which will be amortized over an estimated weighted average period of approximately 2.9 years and 2.2 years, respectively.

During 2025, we returned 17,474 awards to the plan due to cancellation of unexercised options.

Note 6 — Equity

Common Stock

During the nine months ended September 30, 2025, we issued 30,000 shares of restricted stock as well as 3,341 shares of common stock as a result of vesting RSUs; we also cancelled 1,082 shares used to cover withholding taxes on awards. During the nine months ended September 30, 2024, we issued 119,000 shares of restricted stock, as well as 7,166 shares of common stock as a result of vesting RSUs; we also cancelled 2,981 shares to cover withholding taxes on awards.

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

Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $5 and expires in October 2027. At September 30, 2025, our ROU asset and lease liability totaled $4. Lease expense totaled $14 and $42 for the three and nine months ended September 30, 2025 and 2024.

We lease a facility in Utah used for technical integration and training. This operating lease requires monthly payments of $75, includes periodic increases, and expires in April 2029. At September 30, 2025, our ROU asset totaled $2,535 and lease liability totaled $2,959. Lease expense totaled $210 for the three months ended September 30, 2025, and 2024, and totaled $629 for the nine months ended September 30, 2025 and 2024.

We also lease a facility in California for corporate promotional and marketing through 2035. In March 2024, we renewed the lease for another 10 years recording an ROU asset and lease liability of $5,512. The lease offered two payment options: either a single payment of $6,000 or annual payments each March for a total commitment of approximately $7,500. Initially, we selected the single payment option; on January 13, 2025, we changed to the annual payment option, adjusting our ROU asset and lease liability approximately $600 for the modification. At September 30, 2025, our ROU asset totaled $4,848 and our lease liability totaled $4,964. Lease expense totaled $181 and $538 for the three and nine months ended September 30, 2025, respectively. Lease expense totaled $143 and $384 for the three months and nine months ended September 30, 2024, respectively.

Payments due under the above leases as of September 30, 2025, are as follows:

Due in 2025	$233
Due in 2026	1,557
Due in 2027	1,616
Due in 2028	1,678
Due in 2029	1,065
Thereafter	4,231
10,380
Less imputed interest	(2,453)
Total	$7,927

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $458 and $1,214 compared to $446 and $1,132 during the three and nine months ended September 30, 2025 and 2024, respectively.

Index
Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (597,874 as of September 30, 2025 and 127,865 as of September 30, 2024) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025, and 2024 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net (loss)	$(4,348)	$(3,839)	$(11,648)	$(11,960)
Denominator:
Weighted-average basic shares outstanding	3,673	3,603	3,672	3,600
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	3,673	3,603	3,672	3,600

Basic (loss) per share	$(1.18)	$(1.07)	$(3.17)	$(3.32)
Diluted (loss) per share	$(1.18)	$(1.07)	$(3.17)	$(3.32)

We incurred a net loss for the three and nine months ended September 30, 2025 and 2024; therefore, all potentially dilutive securities representing shares of common stock (228,615 at September 30, 2025 and 287,908 at September 30, 2024) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

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

Our products, including War Room™ and VirnetX Matrix™, are designed to support the U.S. Department of War (DoW) with real-time, encrypted collaboration. War RoomTM offers advanced visualization for situational awareness, while VirnetX MatrixTM secures communications through robust encryption, even in contested environments.

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

Our Digital Engineering (DE) services are designed to strengthen our current and evolving Model-Based Systems Engineering (MBSE) processes while also providing comprehensive Cyber Threat Assessment services seamlessly integrating into the DoW Digital Engineering strategy. Additionally, our DE professional services include integration of our subject matter expertise in kinetic and non-kinetic secure, automated, command and control, battle management, and all-domain collection sensor orchestration. With embedded secure communication from R&D to operational deployment, our Dynamic Trust Evaluation (DTE) methods continuously enforce real-time trust policies, ensuring resilient and adaptive network security. Our Cyber Threat Intelligence (CTI) and assessment services deliver context-aware insights, empowering defense leaders to anticipate and mitigate emerging cyber threats.

We have undertaken activities to align our products and services with DoW’s Digital Engineering Strategy, and as such, plan to make available the following services to Federal, state, and local government agencies.

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

Index
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

We intend to sell directly to U.S. defense, intelligence and government agencies. We obtained a Multiple Award Schedule (MAS) contract, so we can sell our products, services, and solutions at pre-negotiated prices to Federal, state, and local government buyers. To strengthen our ability to support these markets, we have obtained DD Form 2345 certifications for our facilities in Zephyr Cove, Nevada, and Farmington, Utah. This certification, formally known as the Militarily Critical Technical Data Agreement and administered by the DoW’s Joint Certification Program, enables us to access and share unclassified technical data with military or space applications subject to export controls under the Export Administration Regulations or the International Traffic in Arms Regulations. This certification is an essential step in ensuring that we can securely handle sensitive technical information while advancing opportunities with U.S. defense and government agencies.

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

Index
Results of Operation

Three and Nine Months Ended September 30, 2025
Compared with the Three and nine Months Ended September 30, 2024
(in thousands, except per share amounts)

Revenue

We recognized revenue of $106 and $5 in the nine months ended September 30, 2025 and 2024.

Research and Development Expenses

Our research and development expenses remained steady between 2025 and 2024 totaling $1,143 and $3,617 for the three and nine months ended September 30, 2025 compared to $1,176 and $3,667 for the three and nine months ended September 30, 2024.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased from $3,213 in 2024 to $3,059 for the three months ended September 30, 2025, and decreased from $10,066 in 2024 to $8,624 for the nine months ended September 30, 2025. The decrease was related to legal fees incurred in 2024 to protect our patents; no similar costs were incurred in 2025.

Loss on impairment of investment

Effective September 30, 2025, we identified an impairment in our investment in OP Media Inc., and a result, we recognized an impairment loss totaling $500.

Liquidity and Capital Resources

As of September 30, 2025, our cash and cash equivalents totaled $17,129 and our short-term investments totaled $11,064, compared to cash and cash equivalents of $23,296 and short-term investments of $14,786 at December 31, 2024, respectively. Working capital was $26,363 at September 30, 2025, and $31,009 at December 31, 2024.

We expect that our cash and cash equivalents and short-term investments as of September 30, 2025, will be sufficient to fund our current level of operating expenses and provide related working capital for the foreseeable future. Over the longer term, we expect to derive our future revenue from collaborating with others to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers as well as from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry.

Income Taxes

Our effective tax rate is 0% for income tax for the three and nine months ended September 30, 2025, and 2024, and we expect our effective tax rate for the full year will be 0%. Our effective tax rate is less than the 21% statutory tax rate primarily due to our valuation allowance. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore we have provided a full valuation allowance on the U.S. federal and state net deferred tax assets.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact in the fair value of our marketable securities, which generally mature within twelve months of September 30, 2025.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2025.

The purpose of this evaluation was to determine whether as of September 30, 2025 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS – (See Note 7 — Litigation in the “Notes to Condensed Consolidated Financial Statements”)

ITEM 1A — RISK FACTORS

Risks Related to our Business and Our Financial Reporting

Our operating results may not be consistent and may be difficult to predict, and we may not be able to achieve or sustain profitability in the future.

We had a net loss of $11.6 million for the nine months ended September 30, 2025 and a net loss of $18.2 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $216.3 million. Our operating results have fluctuated in the past due to several factors and may fluctuate in the future due to the same or similar factors, which include but are not limited to the following:

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

We plan to offer our products to government entities, which are subject to a number of challenges and risks.

Government entities have announced reductions in, or experienced increased pressure to reduce, government spending. Continued U.S. debt, income tax and budget issues, government shutdowns and delays in approving U.S. spending or reductions in such may adversely impact existing or future U.S. public sector transactions and affect future sales of our products and services to such entities. Additionally, any future government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict.

In addition, sales to government entities are subject to a number of risks. Government entities may continue use of legacy products and services indefinitely and be slow to transition to more modern products and services, including ours, or impose challenging regulatory requirements on such adoptions, any of which may inhibit the growth of our public sector business. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements or require the maintenance of certain facility and employee security clearance, which may be difficult to obtain or maintain.

Our business could be adversely affected if our employees cannot obtain and maintain required personnel security clearances or we cannot establish and maintain a required facility security clearance.

Certain government contracts may require our employees to maintain various levels of security clearances and may require us to maintain a facility security clearance to comply with U.S. and international government agency requirements. Many governments have strict security clearance requirements for personnel who perform work in support of classified programs. Obtaining and maintaining security clearances for employees typically involves a lengthy process, and it can be difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then we may be unable to bid on or win new classified contracts. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win classified contracts, which would have an adverse impact on our business, financial condition, and results of operations.

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

The market for ZTNA security solutions is rapidly evolving and highly competitive as new entrants and traditional network solutions companies offer cloud-based cybersecurity solutions. Competition in our business is highly diverse, and while our competitors offer different products and services, there is often competition for contracts that are part of government budgets. We also may face competition from companies that provide products and services to the U.S. Government, including defense contractors.

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

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with government agencies, channel partners, consultants, system integrators and resellers. Competitors may offer products or services at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. In addition, the U.S. government and foreign governments may develop, construct, launch and operate their own ZTNA security solutions with capabilities comparable or similar to ours, which could reduce their need to rely on us and other commercial suppliers. For any of these reasons, we may not be able to compete successfully against our competitors.

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

We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure, including our secure domain name servers, remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to continue to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to mitigate or eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. There can be no assurances our security measures or those of our service providers will prevent security breaches or incidents. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. Remote work by our personnel and those of third parties has resulted in increased vulnerability to cyber-attacks. Additionally, during times of war and other geopolitical tensions and conflicts may create increased risks of cyber-attacks. As a provider of Internet security software and technology, we may be the target of dedicated efforts by hackers and other third parties to overcome or defeat our security measures. Any physical or electronic break-in or other security breach or incident or compromise impacting our products, or any information stored at our secure data centers and domain name registration systems, including any compromise due to human error or employee or contractor malfeasance, may jeopardize the security of information stored on our premises or in the computer systems and networks of our customers. Additionally, any such data security incident, or the perception that one has occurred could also result in adverse publicity, harm to our reputation and competitive position, and therefore adversely affect the market’s perception of the security of electronic commerce and communications over IP networks as well as the security or reliability of our services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

The exercise of our outstanding vested stock options and the vesting of RSUs and restricted stock dilutes the ownership interests of our existing stockholders. As of September 30, 2025, we had 242,300 outstanding options and RSUs to purchase shares of common stock representing approximately 6% of our total shares outstanding of which 228,615 were vested. To the extent restricted stock is awarded, outstanding stock options or warrants are exercised, and RSUs vest, existing stockholders’ percentage voting interests will decline. Also, the number of shares eligible for resale in the public market will increase and such increase may have a negative effect on the value or market trading price of our common stock.

Index
Investors may have limited influence because ownership of our common stock is limited.

As of September 30, 2025, our executive officers and directors beneficially owned approximately 17% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Our common stock is currently listed on Nasdaq and was previously listed on NYSE and NYSE American LLC (formerly the NYSE MKT LLC). Over the past year, the market price of our common stock has experienced significant fluctuations. Between October 1, 2024, and September 30, 2025, the adjusted closing price for our common stock ranged between $3.86 and $20.91. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but are not limited to, the following:

Index
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

In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority (FINRA). While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short-selling market manipulation could cause our stock trading price to decline, to become more volatile, or both. For more information regarding trading in our common stock and listing on the Nasdaq, see additional risk factors included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the nine months ended September 30, 2025, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Date: November 14, 2025