Form 10-K
period 2025-12-31
VirnetX Holding Corp
filed 2026-03-24
CIK 1082324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was $39,108,260 based upon the closing price of the common shares of the registrant on June 30, 2025. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

4,185,898 shares of the registrant’s Common Stock were outstanding as of March 16, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025 relating to the registrant’s 2026 Annual Meeting of Stockholders.

Index
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K (this Report), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products and services, expected growth, future business plans and costs (including investments, partnerships and collaborations, marketing and business development, staffing strategies and entering into another sector), the impact of potential litigation, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A – Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (SEC). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include statements that pertain to the activities we have undertaken to commercialize our service offerings, products and patent portfolio in and outside of the United States including VirnetX One™, War Room™, VirnetX Matrix™, and our Secured Domain Name Registry and Technology. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenue for us. However, commercialization of products such as ours is subject to significant obstacles and risks that may delay or prevent future revenues for us. Our 2025 revenue-generating subcontractor activity under a U.S. Department of Defense contract, which may imply that such activities will lead to material future revenue. However, future revenue is subject to significant uncertainties and may not occur. Our 2025 activities were limited in scope to a specific subcontract engagement, and we have no assurance of receiving follow-on work. Future opportunities, if any, are subject to factors beyond our control, including government funding, procurement processes, and the needs and priorities of prime contractors and U.S. government agencies.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Index
PART I

Item 1.	Business

The Company

VirnetX Holding Corporation (“Company”, “we”, “us”, or “our”) is an Internet security software and technology company with patented cybersecurity solutions that are designed to ensure resilient, secure communications across any network or device.

Our flagship platform, VirnetX One™, is built on Zero Trust Network Access (ZTNA) principles and extends our patented Secure Domain Name System (SDNS) technology to establish end-to-end encrypted communications on demand, regardless of user location or endpoint. VirnetX One™ operates as a security-as-a-service platform and may be deployed in cloud, on-premise, or hybrid enterprise environments. The platform is designed to protect applications, services, and infrastructure by providing an additional security layer that integrates with existing systems to reduce exposure to evolving cyber threats affecting data, operating systems, infrastructure components, and gateway security controllers.

VirnetX Matrix™ leverages the VirnetX One™ platform to secure communications using encrypted, identity-based access controls, including in contested or high-risk environments. It is designed to protect internet-enabled enterprise applications, connected devices, and control systems, such as file servers, data backup systems, and VPN or firewall environments. VirnetX Matrix™ is intended to be deployed without requiring material changes to an enterprise’s existing infrastructure and provides centralized visibility and policy enforcement to address unauthorized access and evolving attack techniques.

VirnetX War Room™ also built on the VirnetX One™ platform, provides secure collaboration and visualization capabilities designed to support sensitive, unclassified but secure communications. The platform enables controlled access to virtual meeting environments by validating user and device permissions prior to granting access. VirnetX War Room™ is intended for use cases where confidentiality and access control are critical, including government, law enforcement, legal, financial, and healthcare environments.

Our products, including VirnetX One™, VirnetX Matrix™, and VirnetX War Room™, are designed to support U.S. Department of Defense (DoD), federal government, and commercial customers requiring real-time encrypted communications and network security. We believe our solutions are applicable across a range of public and private sector markets, including critical infrastructure, law enforcement, healthcare, financial services, legal services, energy, and related industries. We pursue sales opportunities nationwide and engage with universities and academic institutions to support research collaboration, workforce development, and technology transition initiatives.

We also support international sales of our commercial products in compliance with applicable U.S. export control laws and regulations, including the International Traffic in Arms Regulations (ITAR) and the Export Administration Regulations (EAR). Our compliance processes are designed to ensure that international transactions adhere to export control requirements while supporting authorized global customers.

Our technology roadmap addresses the continued growth of Internet of Things (IoT) and edge computing environments. We are extending secure networking capabilities to resource-constrained devices through obfuscated and lightweight security mechanisms designed to protect communications without exposing underlying security processes. These efforts support secure identity, trust enforcement, and encrypted communications for distributed and edge-based systems.

Index
We are developing a federated, hybrid mesh network architecture designed with security as a foundational element. This approach incorporates dynamic trust evaluation, autonomous recovery, and distributed decision-making to enhance network resilience and adaptability. We believe this architecture aligns with broader industry trends toward decentralized and resilient network models.

To support system design and evaluation, we employ Model-Based Systems Engineering (MBSE) and agent-based modeling methodologies. These approaches enable simulation and analysis of complex systems, including cyber-physical environments and adaptive networks, and support assessment of system behavior under evolving threat conditions.

We have undertaken efforts to align certain services with the Department of Defense's Digital Engineering (DE) strategy. These services are intended to support cybersecurity integration across system design, command and control, battle management, and sensor orchestration, and to enhance our MBSE and cyber threat assessment capabilities. Our Dynamic Trust Evaluation (DTE) methods are designed to enforce trust policies throughout system lifecycles, and our cyber threat intelligence and assessment services provide structured analysis of cyber risks and vulnerabilities.

We intend to make available digital engineering, cyber MBSE, and cyber threat intelligence services to federal, state, and local government agencies, subject to applicable contracting requirements. These services include cybersecurity-focused system design support, advanced modeling of communication flows and threat boundaries, and structured cyber risk assessment methodologies.

We are developing a Center for Advanced Software and Hardware Integration at our Farmington, Utah facility, that incorporates artificial intelligence (AI) and digital twin technologies alongside our Software-Defined Networks (SDN) capabilities. This facility is intended to support development and integration of secure, adaptive software solutions. We have entered into strategic relationships, including an investment in L2 Holdings, LLC (OmniTeq), an AI/Machine Learning (ML) solutions provider, and cooperative agreements, including a Cooperative Research and Development Agreement (CRADA) with the Air Force Research Laboratory, Intelligence Systems Directorate (AFRL/RI). The CRADA focuses on cybersecurity and Zero Trust Network Access (ZTNA)-related technologies, extends through 2030, and supports collaboration in areas relevant to defense and intelligence operations.

We hold a Multiple Award Schedule (MAS), enabling streamlined procurement of our products and services by federal, state, and local government customers. We have also obtained Department of Defense's Joint Certification Program (DD Form 2345) certifications for our facilities in Zephyr Cove, Nevada, and Farmington, Utah, which permit access to certain unclassified technical data subject to export controls. These certifications support our ability to engage with government and defense customers while maintaining compliance with applicable handling and security requirements.

Our intellectual property portfolio is a core component of our business. We own U.S. and foreign patents, as well as pending patent applications, that are primarily directed to securing real-time communications over the Internet and related services. These patents underpin our technology and products. Certain portions of this portfolio were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. in 2006.

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

Index
Employees and Human Capital

As of December 31, 2025, we had 21 full and part time employees, most of whom work remotely. We have had a work-from-home workforce since our inception. The emphasis of our employees is on our technology research and product development with 13 employees focused on this effort. Our team has been working on enhancing our products and adding new functionality.

In addition to our regular employees, we also engage with consultants on a regular basis. These consultants can be involved in our product development, customer relations, legal, and/or regulatory compliance and reporting. We have experienced low employee turnover rates over the years with both employees and consultants participating in our equity incentive plan.

Available Information

We file or furnish various reports, such as registration statements, periodic and current reports, proxy statements, and other materials with the SEC. Our website address is http://www.virnetx.com. You may obtain, free of charge on our website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post is intended for reference purposes only; none of the information posted on our website is part of this report or incorporated by reference herein.

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

We had a net loss of $18.2 million for the year ended December 31, 2025 and a net loss of $18.2 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $222.9 million.

Our operating results have fluctuated in the past due to several factors and may fluctuate in the future due to the same or similar factors, which include but are not limited to the following:

Index
•	Time and resources required to accelerate transition to new product development and sales strategies targeting large enterprises, government customers, service provider partnerships;
•	Customer acceptance of our DE, DTE methods, MBSE and Cyber Threat Assessment services;
•
Establishing and maintaining relationships with third parties to integrate our family of cybersecurity products and services into their operations and develop solutions key to the defense market, critical infrastructure, and threat intelligence service;

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

Index
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

We have limited technical resources and are at an early stage in commercialization of our VirnetX One™ platform and software products, as well as our DE, DTE methods, MBSE, and cyber threat assessment services.

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

Index
Many of our competitors and potential competitors have established brand recognition, larger customer bases, and greater resources than we do. Our primary competitors in the ZTNA market include Appgate, Cloudflare, and Illumio. In the enterprise market, our primary competitors include Zscaler (ZPA), Palo Alto Networks (Prisma Access), Cisco (Umbrella), Citrix (Secure Private Access), Netskope (Private Access for ZTNA) and Cato Networks. As we expand our product offerings and use cases, we will begin to compete with companies that offer bundled security-as-a-service solutions that include Secure Access Service Edge (SASE) and Security Service Edge (SSE). With the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, disruptive technologies such as generative AI has and may continue to fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses, or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with government agencies, channel partners, consultants, system integrators, and resellers. Competitors may offer products or services at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. In addition, the U.S. government and foreign governments may develop, construct, launch and operate their own ZTNA security solutions with capabilities comparable or similar to ours, which could reduce their need to rely on us and other commercial suppliers. For any of these reasons, we may not be able to compete successfully against our competitors.

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

The success of our license and service offerings will depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks that we establish. To the extent, the number of users of networks utilizing our future products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures. Our systems and operations will also be vulnerable to damage or interruption from, among other things:

•	Power loss, transmission cable cuts, and other telecommunications failures;
•	Damage or interruption caused by fire, earthquake, and other natural disasters;
•	Computer viruses, electronic break-ins, sabotage, vandalism, or software defects; and
•	Physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks, and other events beyond our control.

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

We face security threats from malicious third parties that could obtain unauthorized access to our systems, network, and data. We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It will be critical to our business strategy that our facilities and infrastructure, including our secure domain name servers, remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system. Additionally, we maintain confidential and proprietary business information, including trade secrets. We expect to continue to have to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Likewise, we may need to dedicate engineering and other resources to mitigate or eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. There can be no assurances our security measures or those of our service providers will prevent security breaches or incidents. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data, could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems. Remote work by our personnel and those of third parties has resulted in increased vulnerability to cyber-attacks.

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

A security breach or other security incident, or the perception any such event has occurred, could require a substantial level of financial resources to address and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, inquiries, and other proceedings or actions by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Cybersecurity risks pose a particularly significant risk to our business given our focus on providing internet security software and secure communications technology. Any actual or perceived security breach or other security incident may also harm our reputation, result in a loss of customers, and make it more difficult or impossible for us to successfully market to others. Any of the foregoing matters could harm our business, operating results, and financial condition.

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

Privacy and data security concerns, data collection, and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission maintains a General Data Protection Regulation (the GDPR) that imposes stringent data protection requirements and provides for substantial penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. The United Kingdom made targeted amendments to the Data Protection Act and the UK GDPR in the UK Data (Use and Access) Act, effective June 19, 2025. We may be required to incur substantial expense in order to make significant changes to our products and operations to address compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (CCPA) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, Utah, and Colorado enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that has become effective in 2024; Delaware, Nebraska, Maryland, New Hampshire, New Jersey, Minnesota, Tennessee, and Iowa have enacted similar legislation, and Indiana, Kentucky, and Rhode Island have enacted similar legislation that has become effective in 2026.

Index
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

The exercise of our outstanding vested stock options and the vesting of RSUs and restricted stock dilutes the ownership interests of our existing stockholders. As of December 31, 2025, we had 727,884 outstanding options and RSUs to purchase shares of common stock representing approximately 18% of our total shares outstanding of which 234,842 were vested. To the extent restricted stock is awarded, outstanding stock options or warrants are exercised, and RSUs vest, existing stockholders’ percentage voting interests will decline. Also, the number of shares eligible for resale in the public market will increase and such increase may have a negative effect on the value or market trading price of our common stock.

Investors may have limited influence because ownership of our common stock is limited.

As of December 31, 2025, our executive officers and directors beneficially owned approximately 16% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

Index
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

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease. Our business may also be adversely affected by further downturn in macroeconomic conditions, including inflation and rising interest rates, tariffs, trade wars, global political and economic uncertainty and tensions, such as the ongoing Russia-Ukraine and Middle Easts conflicts, as well as any related political or economic response, counter responses or otherwise, financial services sector instability, a reduction in business confidence and activity, financial market volatility, unexpected changes in tax law or policy, and other factors. Such events can adversely affect our operations or the economy as a whole and may cause our customers to delay their decisions on spending for the services we provide and perpetuate significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Changes in tax law could materially impact our business, results of operations and financial condition.

Changes to U.S. federal, state, and local, and foreign tax laws that may be enacted in the future could impact the tax treatment of our business operations. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We are currently evaluating the full impact of the OBBB Act on us. As of December 31, 2025, the OBBB Act has had no material income tax impact on our financial statements.

In addition, the Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (Pillar Two), and this proposal has been adopted or is being considered by a number of countries, which could impact our business if we expand internationally. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. As of December 31, 2025, we are not yet subject to Pillar Two due to the level of gross receipts.

Trading in our common stock is limited and the price of our common shares may be subject to volatility.

Our common stock is currently listed on the Nasdaq Stock Market LLC (Nasdaq) and was previously listed on NYSE and NYSE American LLC (formerly the NYSE MKT LLC). Over the past year, the market price of our common stock has experienced significant fluctuations. Between January 1, 2025, and December 31, 2025, the adjusted closing price for our common stock ranged between $6.80 and $24.84. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

Index
In addition, we believe there has been and may continue to be substantial trading in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority (FINRA). While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted, or successfully eradicated. Significant short-selling market manipulation could cause our stock trading price to decline, to become more volatile, or both. For more information regarding trading in our common stock and listing on the Nasdaq, see additional risk factors included elsewhere in this Annual Report on Form 10-K.

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

Cybercriminals, hackers, and threat-actors are becoming more sophisticated and effective every day. To mitigate threats to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data that our customers and other stakeholders entrust to us a top priority. We are committed to safeguarding the confidentiality, integrity, and availability of all physical and electronic information assets to ensure that regulatory, operational, and contractual requirements are fulfilled. Our Board of Directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we have technology and processes in place to detect and respond to cybersecurity threats, we are continually at risk from the evolving cybersecurity threat landscape. We have not previously experienced a cybersecurity event that was determined to be material, and our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Risk Management and Strategy

We have developed detailed policies, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats as a part of our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), and other applicable industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, however, we do use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program in particular focuses on the following key areas:

Index
Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity, and availability of our own and our customer’s information, identifying, preventing, and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding such incidents can be made by management, the Board of Directors, and legal counsel in a timely manner.

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

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems and infrastructure from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and management plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and management plans address — and guide our employees, management, and Board of Directors on — our response to a cybersecurity incident. In the event of an incident, we intend to follow our incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as the Board of Directors and senior management, as appropriate.

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

Index
Governance

Board Oversight

The Nominating and Corporate Governance Committee (the “Committee”) and senior management oversee our cybersecurity risk processes and policies. The Committee receives regular reports from senior management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including security risks and information security vulnerabilities. The Committee also ensures that procedures for safeguarding the Company’s information technology (“IT”) systems are documented and implemented, monitors the effectiveness of the Company’s cybersecurity program for protecting against internal and external threats as well as disaster recovery and disruption mitigation, and addresses deficiencies as the threat and business landscape continues to evolve. The Board of Directors receives regular updates from the Committee based on such oversight and communications with senior management regarding cybersecurity risk resulting from risk and control maturity assessments, progress of risk reduction initiatives, external auditor feedback, and relevant internal and industry cybersecurity incidents.

Our Board of Directors has technical and industry expertise in risk management, computer security, and information technology matters. Specifically, the chairperson of the Committee has 40 years of experience in the cybersecurity field, was a former sub-chairman of the NIST Board of Assessment for Programs/National Research Council and holds CISSP, CRISC and CDPSE certifications.

Management’s Role

Our Chief Technology Officer (“CTO”), Director of IT (Information Technology), and Vice President of Platform Engineering (collectively, the “Security Team”) have primary responsibility for assessing and managing cybersecurity risks, and events. The Security Team reviews security performance metrics, identifies security risks, and assesses the status and effectiveness of approved security enhancements. The Security Team also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies. The Security Team is responsible for investigating and assessing the security events, determining appropriate response and escalation, and ensuring timely notification to counsel and the board when required. Our CTO, holding a Doctorate in Strategic Intelligence, has served in various roles in technology research and military intelligence for 27 years. Our Director of IT, holding a degree in Computer Technology, has served in various roles in information technology for 30 years. Our Vice President of Platform Engineering has served in various roles in information technology and information security for over 33 years.

Item 2.	Properties

Our principal executive offices are located at 308 Dorla Court, Suite 206, Zephyr Cove, Nevada, 89448. We lease this property, which comprises approximately 2,090 square feet of office space, from a third party for a term that ends in October 2027. Additionally, we lease a facility in Farmington, Utah. The space includes 28,970 square feet to be used for technical integration and training. The lease continues through April 2029. We believe that our office and facility leases are suitable and appropriately support our current business needs.

Item 3.	Legal Proceedings

See Note 12 in the notes to our consolidated financial statements.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades under the symbol “VHC” on Nasdaq.

Holders of Record

As of December 31, 2025, we had 54 stockholders of record. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by such record holders.

Dividend Policy

See our risk factor titled “We do not regularly pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.”

Index
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

Securities Authorized for Issuance under Equity Compensation Plan

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in this section are in thousands)

The Company

VirnetX Holding Corporation (“Company”, “we”, “us”, or “our”) is an Internet security software and technology company with patented cybersecurity solutions that are designed to ensure resilient, secure communications across any network or device.

Our flagship platform, VirnetX One™, is built on Zero Trust Network Access (ZTNA) principles and extends our patented Secure Domain Name System (SDNS) technology to establish end-to-end encrypted communications on demand, regardless of user location or endpoint. VirnetX One™ operates as a security-as-a-service platform and may be deployed in cloud, on-premise, or hybrid enterprise environments. The platform is designed to protect applications, services, and infrastructure by providing an additional security layer that integrates with existing systems to reduce exposure to evolving cyber threats affecting data, operating systems, infrastructure components, and gateway security controllers.

VirnetX Matrix™ leverages the VirnetX One™ platform to secure communications using encrypted, identity-based access controls, including in contested or high-risk environments. It is designed to protect internet-enabled enterprise applications, connected devices, and control systems, such as file servers, data backup systems, and VPN or firewall environments. VirnetX Matrix™ is intended to be deployed without requiring material changes to an enterprise’s existing infrastructure and provides centralized visibility and policy enforcement to address unauthorized access and evolving attack techniques.

VirnetX War Room™, also built on the VirnetX One™ PLATFORM, provides secure collaboration and visualization capabilities designed to support sensitive, unclassified but secure communications. The platform enables controlled access to virtual meeting environments by validating user and device permissions prior to granting access. VirnetX War Room™ is intended for use cases where confidentiality and access control are critical, including government, law enforcement, legal, financial, and healthcare environments.

Index
Our products, including VirnetX One™, VirnetX Matrix™, and VirnetX War Room™, are designed to support U.S. Department of Defense (DoD), federal government, and commercial customers requiring real-time encrypted communications and network security. We believe our solutions are applicable across a range of public and private sector markets, including critical infrastructure, law enforcement, healthcare, financial services, legal services, energy, and related industries. We pursue sales opportunities nationwide and engage with universities and academic institutions to support research collaboration, workforce development, and technology transition initiatives.

We also support international sales of our commercial products in compliance with applicable U.S. export control laws and regulations, including the International Traffic in Arms Regulations (ITAR) and the Export Administration Regulations (EAR). Our compliance processes are designed to ensure that international transactions adhere to export control requirements while supporting authorized global customers.

Our technology roadmap addresses the continued growth of Internet of Things (IoT) and edge computing environments. We are extending secure networking capabilities to resource-constrained devices through obfuscated and lightweight security mechanisms designed to protect communications without exposing underlying security processes. These efforts support secure identity, trust enforcement, and encrypted communications for distributed and edge-based systems.

We are developing a federated, hybrid mesh network architecture designed with security as a foundational element. This approach incorporates dynamic trust evaluation, autonomous recovery, and distributed decision-making to enhance network resilience and adaptability. We believe this architecture aligns with broader industry trends toward decentralized and resilient network models.

To support system design and evaluation, we employ Model-Based Systems Engineering (MBSE) and agent-based modeling methodologies. These approaches enable simulation and analysis of complex systems, including cyber-physical environments and adaptive networks, and support assessment of system behavior under evolving threat conditions.

We have undertaken efforts to align certain services with the Department of Defense Digital Engineering (DE) strategy. These services are intended to support cybersecurity integration across system design, command and control, battle management, and sensor orchestration, and to enhance our MBSE and cyber threat assessment capabilities. Our Dynamic Trust Evaluation (DTE) methods are designed to enforce trust policies throughout system lifecycles, and our cyber threat intelligence and assessment services provide structured analysis of cyber risks and vulnerabilities.

We intend to make available digital engineering, cyber MBSE, and cyber threat intelligence services to federal, state, and local government agencies, subject to applicable contracting requirements. These services include cybersecurity-focused system design support, advanced modeling of communication flows and threat boundaries, and structured cyber risk assessment methodologies.

We are developing a Center for Advanced Software and Hardware Integration at our Farmington, Utah facility, that incorporates artificial intelligence (AI) and digital twin technologies alongside our Software-Defined Networks (SDN) capabilities. This facility is intended to support development and integration of secure, adaptive software solutions. We have entered into strategic relationships, including an investment in L2 Holdings, LLC (OmniTeq), an AI/Machine Learning (ML) solutions provider and cooperative agreements, including a Cooperative Research and Development Agreement (CRADA) with the Air Force Research Laboratory, Intelligence Systems Directorate (AFRL/RI). The CRADA focuses on cybersecurity and Zero Trust Network Access (ZTNA)-related technologies, extends through 2030, and supports collaboration in areas relevant to defense and intelligence operations.

We hold a Multiple Award Schedule (MAS), enabling streamlined procurement of our products and services by federal, state, and local government customers. We have also obtained Department of Defense Joint Certification Program (DD Form 2345) certifications for our facilities in Zephyr Cove, Nevada, and Farmington, Utah, which permit access to certain unclassified technical data subject to export controls. These certifications support our ability to engage with government and defense customers while maintaining compliance with applicable handling and security requirements.

Index
Durning 2025, we provided subject matter and technical expertise as a subcontractor under a U.S. Department of Defense contract in support of activities directed by the Air Force Research Laboratory (“AFRL”). While there can be no assurance, we believe this engagement may represent a meaningful foothold in the national security sector and may provide pathways to follow-on activities and/or expansion into broader strategic programs.

Our intellectual property portfolio is a core component of our business. We own U.S. and foreign patents, as well as pending patent applications, that are primarily directed to securing real-time communications over the Internet and related services. These patents underpin our technology and products. Certain portions of this portfolio were acquired by our principal operating subsidiary, VirnetX, Inc., from Leidos, Inc. in 2006.

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

Commitments and Related Party Transactions

We lease our offices in Nevada under an operating lease with a third party expiring in October 2027. We recognize rent expense on a straight-line basis over the term of the lease.

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

We have a facility lease in California, used for corporate, promotional, and marketing purposes. The lease expires in 2035.

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

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 OmniTeq and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to operating expenses. Effective September 30, 2025 we identified an impairment in our investment in OP Media Inc., and as a result, we recognized an impairment loss totaling $500.

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

Results of Operations

Revenue
	2025	2024
Revenue	$162	$5

Revenue generated in 2025 was $162, compared to $5 in 2024. During 2025, we provided subject matter and technical expertise as a subcontractor under a U.S. Department of Defense contract is support of activities directed by AFRL.

Research and Development Expenses
	2025	2024
Research and Development	$5,654	$6,038

Research and development costs include expenses paid to outside development consultants and compensation-related expenses for our engineering staff. Research and development costs are expensed as incurred. Our research and development expenses in 2025 were $5,654 compared to $6,038 in 2024. The decrease in 2025 was primarily due to a reduction in engineering compensation costs.

Selling, General and Administrative Expenses
	2025	2024
Selling, General and Administrative	$13,448	$14,364

Selling, general and administrative expenses include compensation costs for management and administrative personnel, as well as expenses for outside legal, accounting, and consulting services. Our selling, general and administrative expenses in 2025 were $13,448 compared to $14,364 in 2024. The decrease in 2025 was primarily due to a reduction in legal and outside services as well as reduced compensation costs.

Index
Interest and Other Income, net
	2025	2024
Interest and Other Income	$1,213	$2,225

Interest and other income in 2025 was $1,213 compared to $2,225 in 2024, due to a decrease in investments.

Effective Income Tax Rate

A reconciliation of the United States federal statutory income tax rate to our effective income tax rate is as follows:

	2025	2024
United States federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.01)%	(0.01)%
Valuation allowance	(21.87)%	(20.50)%
Stock based compensation	(0.33)%	(0.62)%
Research and development credit	1.99%	1.55%
Other	(1.46)%	(1.41)%
Effective income tax rate	0.01%	0.01%

The Company’s effective tax rate for 2025 and 2024 was substantially lower than the statutory Federal income tax rate primarily due to our valuation allowance.

Liquidity and Capital Resources

As of December 31, 2025, our cash and cash equivalents totaled $15,548 and our short-term investments totaled $5,979 compared to $23,296 and $14,786, respectively, as of December 31, 2024.

We expect that our cash and cash equivalents and short-term investments as of December 31, 2025, will be sufficient to fund our current level of selling, general and administration costs and provide related working capital for the foreseeable future. Over the longer term, we expect to derive our future revenue from collaborating with others to integrate our family of cybersecurity products and services into their solutions and to resell them to their current and future customers as well as from license fees and royalties associated with our patent portfolio, technology, software and secure domain name registry.

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

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VirnetX Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VirnetX Holding Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Index
Description of the Matter
Other Investments

As discussed in Note 2 to the financial statements, in 2023 the Company purchased equity interests in two private entities. Given that the entities do not have a readily determinable fair market value, the investments in the entities are measured at cost, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and minus impairment, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 321: Investments - Equity Securities. Management must consider various factors, including the Company’s ability to apply significant influence to the overall operations of the entities and evaluate the investments as of each reporting period to determine if there are any factors that would impact the recorded value of Other Investments reflected on the consolidated balance sheet.

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

Chatsworth, California
March 24, 2026

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15,548	$23,296
Investments available for sale	5,979	14,786
Accounts receivables	19	—
Prepaid expenses and other current assets	120	122
Total current assets	21,666	38,204
Prepaid expenses and other assets	7,335	8,838
Property and equipment, net	61	67
Other investments	2,000	2,500
Total assets	$31,062	$49,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$388	$336
Accrued payroll and related expenses	255	257
Other liabilities, current	1,382	6,602
Total current liabilities	2,025	7,195

Other liabilities	6,563	2,791
Total liabilities	8,588	9,986
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at December 31, 2025 and December 31, 2024, Issued and outstanding: 0 shares at December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share
Authorized: 100,000,000 shares at December 31, 2025 and December 31, 2024, Issued and outstanding: 4,201,948 and 4,238,581 shares, at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	245,390	244,293
Accumulated deficit	(222,895)	(204,670)
Accumulated other comprehensive loss	(21)	—
Total stockholders’ equity	22,474	39,623
Total liabilities and stockholders’ equity	$31,062	$49,609

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue	$162	$5
Operating expense:
Research and development	5,654	6,038
Selling, general and administrative expenses	13,448	14,364
Impairment loss on investment	500	—
Total operating expense	19,602	20,402
(Loss) from operations	(19,440)	(20,397)
Interest and other income, net	1,213	2,225
(Loss) before taxes	(18,227)	(18,172)
Income tax (provision) benefit	2	(3)
Net (loss)	$(18,225)	$(18,175)
Basic (loss) per share	$(5.00)	$(5.05)
Diluted (loss) per share	$(5.00)	$(5.05)
Weighted average shares outstanding basic	3,647	3,596
Weighted average shares outstanding diluted	3,647	3,596

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net (loss)	$(18,225)	$(18,175)
Other comprehensive (loss) income, net of tax:
Change in unrealized gain on investments, net	(20)	15
Change in foreign currency translation, net	(1)	(3)
Total other comprehensive gain, net of tax	(21)	12
Comprehensive (loss)	$(18,246)	$(18,163)

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Year Ended
	December 31,
	2025	2024
Total shareholders’ equity, beginning balances	$39,623	$56,013

Common stock and additional paid-in capital:
Beginning balances	244,293	242,520
Common stock issued for options/RSUs/RS, net	(873)	(129)
Stock-based compensation	1,970	1,902
Ending balances	245,390	244,293

Accumulated deficit
Beginning balances	(204,670)	(186,495)
Net (loss)	(18,225)	(18,175)
Dividends	—	—
Ending balances	(222,895)	(204,670)

Accumulated other comprehensive loss:
Beginning balances	—	(12)
Change in unrealized investment (loss) gain, net	(20)	15
Change in foreign currency translation, net	(1)	(3)
Ending balances	(21)	—

Total shareholders’ equity, ending balances	$22,474	$39,623

See accompanying notes to consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net (loss)	$(18,225)	$(18,175)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	23	21
Stock-based compensation	1,970	1,902
Impairment loss on investment	500	—
Bad debt	—	1
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,008	848
Accounts payable and accrued liabilities	52	(104)
Other liabilities	(951)	238
Accrued payroll and related expenses	(2)	(59)
Accounts receivable	(19)	1
Net cash used in operating activities	(15,644)	(15,327)
Cash flows from investing activities:
Purchase of property and equipment	(17)	(22)
Purchase of investments	(16,180)	(28,625)
Proceeds from sale or maturity of investments	24,966	41,110
Net cash provided by investing activities	8,769	12,463
Cash flows from financing activities:
Proceeds from exercise of options	6	—
Withholding taxes paid on cashless exercise of restricted stock and restricted stock units	(879)	(129)
Net cash used in financing activities	(873)	(129)
Net (decrease) in cash and cash equivalents	(7,748)	(2,993)
Cash and cash equivalents, beginning of period	23,296	26,289
Cash and cash equivalents, end of period	$15,548	$23,296
Cash paid for income taxes	$1	$3
Non-cash transaction
ROU asset and lease liability	$497	$5,512

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

Our Digital Engineering (DE) services are designed to strengthen our current and evolving Model-Based Systems Engineering (MBSE) processes while also providing comprehensive Cyber Threat Assessment services seamlessly integrating into the US Defense (DoD's) Digital Engineering strategy. Additionally, our DE professional services include integration of our subject matter expertise in kinetic and non-kinetic secure, automated, command and control, battle management, and all-domain collection sensor orchestration. With embedded secure communication from research and development (R&D) to operational deployment, our Dynamic Trust Evaluation (DTE) methods continuously enforce real-time trust policies, ensuring resilient and adaptive network security. Our Cyber Threat Intelligence (CTE) and assessment services deliver context-aware insights, empowering defense leaders to anticipate and mitigate emerging cyber threats.

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

Licensing Costs

Licensing costs are included in operating expenses as incurred.

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

We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC (dba OmniTeq) and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to operating expenses.

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

Leases

We determine if an arrangement is a lease at inception in accordance ASC Topic 842. Operating lease right-of-use (ROU) assets are included in prepaid expenses and other assets and lease liabilities are included in other liabilities on the Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the incremental borrowing rate, U.S. prime rate of 7.5% in 2025 and 8.5% in 2024.

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

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Updated (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We adopted the guidance prospectively in 2025. The adoption had no impact on our consolidated financial statements but required additional disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We adopted the guidance in 2025 and it had no impact on our consolidated financial statements.

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

Index
Note 3 − Property and Equipment

Our major classes of property and equipment were as follows:

	December 31
	2025	2024
Office furniture	$165	$165
Computer equipment	109	92
Total	274	257
Less accumulated depreciation	(213)	(190)
Total property and equipment, net	$61	$67

Depreciation expense for 2025 and 2024 was $23 and $21, respectively.

Note 4 − Commitments, Contingencies and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (“LLC”) for business travel for our employees. Our Chief Executive Officer and Chief Administrative Officer are the managing partners and control the equity interests of the LLC. The agreement provided for the use of the plane at an initial rate of $8.1 per flight hour, which increased to $9.8 per flight hour in April 2024, includes no minimum usage requirement, contains other terms and conditions normal in such transactions and can be cancelled by either us or the LLC with 30 days’ notice. Neither party has exercised their termination rights. We incurred approximately $1,737 and $1,556 in rental fees and reimbursements to the LLC in 2025 and 2024, respectively. At December 31, 2025 we had an unpaid invoice from the LLC in the amount of $21 which is included in accounts payables and accrued liabilities on the Balance Sheet.

See Note 13 for further discussion of our lease commitments.

Note 5 − Stock Plan

Our stockholders approved the Amended and Restated Equity Incentive Plan (the “A&R Plan”) at our annual shareholders’ meeting in June 2024, which added 1,000,000 shares to the plan, and governs awards granted under the prior plan. The A&R Plan provides for the granting of stock options, restricted stock units (“RSUs”), and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant because they have no exercise price. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All options, RSUs and restricted stock are subject to forfeiture if service terminates prior to the shares vesting. At December 31, 2025, there were 106,914 shares available for grant under the A&R Plan.

Index
Note 6 − Stock-Based Compensation

The following tables summarize information and activity under the plan for the indicated periods.

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 10.00 - 29.80	521,875	9.68	$20.78	30,750	6.43	$28.67
$ 47.00 - 138.40	204,093	2.96	$88.62	204,093	2.96	$88.62
	725,968	7.79	$39.85	234,842	3.42	$80.77

	Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	330,017	$90.63	—	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled	(72,325)	123.61	—	—
Outstanding, December 31, 2024	257,692	$81.69	4.31	$—
Options granted	488,000	20.22	—	—
Options exercised	(625)	10.00	—	—
Options cancelled	(19,099)	103.76	—	—
Outstanding, December 31, 2025	725,968	$39.85	7.79	$8
Options exercisable, December 31, 2025	234,842	$80.77	3.42	$8

	RSUs
	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2023	17,450	$60.81	$—
RSUs granted	—	—	—
RSUs vested	(7,971)	70.88	—
RSUs cancelled	(3,376)	58.91	—
Outstanding, December 31, 2024	6,103	$49.20	$—
RSUs granted	—	—	—
RSUs vested	(4,020)	59.67	—
RSUs cancelled	(168)	29.80	—
Outstanding, December 31, 2025	1,915	$29.80	$—

Index
	Restricted Stock
	Number	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2023	32,706	$9.11	$—
Restricted stock granted	649,000	5.91	—
Restricted stock vested	(12,866)	9.35	—
Restricted stock cancelled	(36,025)	7.97	—
Outstanding, December 31, 2024	632,815	$5.95	$1,215
Restricted stock granted	30,000	8.90	—
Restricted stock vested	(131,459)	5.83	—
Restricted stock cancelled	(70,599)	6.15	—
Outstanding, December 31, 2025	460,757	$6.24	$4,807

Intrinsic value is calculated as the difference between the per-share market price of our common stock on the last trading day of 2025, which was $16.69 and the grant price of the awards. For awards exercised, the intrinsic value is the difference between market price and the exercise price on the date of exercise.

Stock-based compensation expense is included in operating expense for each period as follows:

Stock-Based Compensation by Type of Award	Year Ended December 31, 2025	Year Ended December 31, 2024
Stock options	$637	$1,240
RSUs	134	333
Restricted stock	1,199	329
Total stock-based compensation expense	$1,970	$1,902

As of December 31, 2025, there was $9,836 of unrecognized stock-based compensation expense; $7,173 related to unvested stock options, $24 related to unvested RSUs, and $2,639 related to unvested restricted stock. These costs are expected to be recognized over a weighted-average period of 3.42 years for options, 0.43 years for RSUs, and 2.75 years for restricted stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expected stock price volatility	83.26%	—%
Risk-free interest rate	3.78%	—%
Expected life term	6.25	—
Expected dividends	0%	—%

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted was $14.89 per share during 2025. The expected life was determined using the simplified method outlined in ASC 718, “Compensation - Stock Compensation”. Expected volatility of the stock options was based upon historical data and other relevant factors.
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

Index
The table below sets forth the basic and diluted loss per share calculations:

	Year Ended December 31,
	2025	2024
Net (loss)	$(18,225)	$(18,175)

Basic weighted average number of shares outstanding	3,647	3,596
Effect of dilutive securities	—	—
Diluted weighted average number of shares outstanding	3,647	3,596

Basic (loss) per share	$(5.00)	$(5.05)
Diluted (loss) per share	$(5.00)	$(5.05)

We incurred net losses for the years ended December 31, 2025 and 2024; therefore, all potentially dilutive securities representing shares of common stock 234,842 at December 31, 2025 and 258,432 at December 31, 2024) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

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

Warrants

In 2020, we issued warrants for the purchase of 1,250 shares of common stock at an exercise price of $115 per share, exercisable on the date of grant, expiring in April 2025. These warrants expired unexercised on April 30, 2025.

Note 9 − Employee Benefit Plan

We sponsor a defined contribution 401(k) plan covering substantially all our employees. Our matching contribution to the plan was approximately $144 and $189 in 2025 and 2024, respectively.

Note 10 − Income Taxes

We adopted Topic 770 prospectively in 2025. Tax information shown for 2024 is prior to the adoption of Topic 770.

The income tax provision (benefit) is comprised of the following:
	Year Ended December 31, 2025	Year Ended December 31, 2024
Current:
Federal	$—	$—
State	(2)	3
Foreign	—	—
	(2)	3
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax (benefit) provision	$(2)	$3

Index
A reconciliation of the United States federal statutory income tax to our effective income tax rate in 2025, after the adoption of Topic 770 is as follows:

	Year Ended December 31, 2025
Tax at federal statutory rate	$(3,823)	21.00%
State and local income tax, net of federal income tax effect	(3)	0.01%
Foreign tax effects	3	(0.02)%
R&D credits	(363)	1.99%
Valuation allowance	3,694	(20.27)%
Nontaxable or nondeductible items:
Stock compensation	(364)	2.00%
Other non-deductible items	241	(1.33)%
Other adjustments:
Cancelled stock compensation	304	(1.67)%
Other	309	(1.70)%
	$(2)	0.01%

For year ended December 31, 2025, the Company has paid income taxes (net of refund) in the following jurisdictions:

California	1
Utah	—
Georgia	—
Arizona	—
North Carolina	—
Income taxes paid, net of refunds	1

A reconciliation of the United States federal statutory income tax to our effective income tax rate in 2024, prior to the adoption of Topic 770 is as follows:

Year Ended December 31, 2024
United States federal statutory rate	21.00%
State taxes, net of federal benefit	(0.01)%
Valuation allowance	(20.50)%
Stock based compensation	(0.62)%
Research and development credits	1.55%
Other	(1.41)%
Effective income tax rate	0.01%

Deferred tax assets (liabilities) consist of the following:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Reserves and accruals	$1,752	$2,066
Research and development credits and other credits	1,544	1,115
Net operating loss carry forward	22,876	17,907
Stock based compensation	3,098	3,451
Other	1,997	2,796
Total deferred tax assets	$31,267	$27,335
Valuation allowance	(29,608)	(25,460)
Deferred tax assets after valuation allowance	$1,659	$1,875
Total deferred tax liability:
ROU	$(1,548)	(1,870)
Gain or loss on investments	(111)	—
Depreciation and amortization	—	(5)
Net deferred tax assets	$—	$—

Index
On July 4, 2025, the United States enacted tax legislation, often referred to as the “One Big Beautiful Bill” Act (OBBB). As of December 31, 2025, the OBBB includes several tax related provisions, including the ability to expense certain domestic research and development costs as incurred. Pursuant to IRC Section 174, we capitalized direct and indirect research and development costs for our tax return totaling $0 in 2025 and $5,251 in 2024, of which $3,798 will be amortized in our 2025 tax return and $3,273 was amortized in our 2024 tax return. Unamortized capitalized R&D expenditures as of December 31, 2025 total $9,517.

At December 31, 2025, we had federal and state net operating loss carry forwards of approximately $107,136 and $114,532, respectively. Federal net operating loss carryforwards do not expire. None of the state net operating loss carryforward is apportioned to a deferred tax asset, because currently we do not have operations in states where losses accumulated. The state net operating loss carryforward begins expiring in 2029. We assess valuation allowances for our net deferred tax assets, including NOL carryforwards generated during the years, based on our evaluation of positive and negative evidence, including our history of operating losses and the uncertainty of generating future taxable income that would enable us to realize our deferred tax assets. Our tax years for 2021 and forward are subject to examination by the U.S. tax authority and various state tax authorities.

We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. At December 31 2025, we recorded an unrecognized tax benefit of $484, none of which will result in change in the effective tax rate when recognized. We do not expect a significant change in uncertain tax positions in the next twelve months.  Our policy is to recognize interest and penalties, if any, accrued on any unrecognized tax benefits, as a component of income tax expense. We had no interest or penalties accrued in 2025.

Unrecognized tax benefits consist of the following:
As of December 31, 2025
Balance, December 31, 2024	$—
Increases related to prior year tax positions	363
Increases related to current year tax positions	121
Balance, December 31, 2025	$484

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

Index
The following table shows the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our financial assets as of December 31, 2025 and 2024:

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$801	$—	$—	$801	$801	$—
Level 1:
Mutual funds	14,747	—	—	14,747	14,747	—
U.S. agency and treasury securities	5,975	4	—	5,979	—	5,979
	20,722	4	—	20,726	14,747	5,979
Total	$21,523	$4	$—	$21,527	$15,548	$5,979

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,777	$—	$—	$1,777	$1,777	$—
Level 1:
Mutual funds	20,077	—	—	20,077	20,077	—
U.S. agency and treasury securities	16,204	25	(1)	16,228	1,442	14,786
	36,281	25	(1)	36,305	21,519	14,786
Total	$38,058	$25	$(1)	$38,082	$23,296	$14,786

The maturities of our investments generally range between one to two years. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

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
Note 13 − Leases

In October 2025, we renewed our lease for office space in Nevada with a third party recording an ROU asset and lease liability of $103. The lease requires monthly payments of $4.6 and expires in October 2027. At December 31, 2025 and 2024, our ROU asset and lease liability totaled $95 and $42, respectively. Lease expense totaled $56 in both 2025 and 2024.

In October 2023, we executed a facility lease in Utah to be used for technical integration and as a training facility recording an ROU asset and a lease liability of $3,587. This operating lease requires monthly payments starting at $72, includes periodic increases, provides six months of free rent, and expires in April 2029. At December 31, 2025, our ROU asset and lease liability totaled $2,385 and $2,791, respectively. At December 31, 2024, our ROU asset and lease liability totaled $2,963 and $3,430, respectively. Lease expense totaled $838 in both 2025 and 2024.

Index
We also lease a facility for corporate promotional and marketing purposes in California which was prepaid at inception and expired in 2025. In March 2024, we renewed the lease recording an ROU asset and lease liability of $5,512. The renewal period began in 2025, continues for 10 years through 2035, required either a single payment of $6,000, or annual payments each March, beginning in 2025 starting at $600 and increasing annually for a total commitment of approximately $7,500. In January 2025, the Company elected the 10 annual payments option which resulted in an adjustment to the carrying amount of the ROU asset and lease liability of just over $600.  At December 31, 2025, our ROU asset totaled $4,761 and lease liability totaled $5,058.  At December 31, 2024, our ROU asset totaled $5,739 and lease liability totaled $5,917. Lease expense totaled $720 in 2025 and $527 in 2024.

The weighted average remaining life of the above leases is approximately 6 years, with required payments as follows:

Due in 2026	$1,612
Due in 2027	$1,662
Due in 2028	$1,678
Due in 2029	$1,065
Due in 2030	$766
Thereafter	$3,466
Total undiscounted lease liability	$10,249
Less: imputed interest	$(2,304)
Total lease liability	$7,945

Lastly, we have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $1,737 and $1,556 in rental fees and reimbursements to the LLC in 2025 and 2024, respectively.

Note 14 - Segment Reporting

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

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, December 31, 2025.

The purpose of this evaluation was to determine whether as of December 31, 2025 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Index
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. There were no changes in our internal control over financial reporting during the period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 31, 2025, the Company did not adopt, modify or terminated and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated in this report by reference.

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

Index
Securities Authorized for Issuance Under the Equity Compensation Plans

Our Amended and Restated Equity Incentive Plan (the A&R Plan) was approved by our shareholders in June 2023. The A&R Plan allows us to grant stock options, restricted stock units (“RSUs”), and restricted stock. Options granted under the A&R Plan are granted with an exercise price equal to the fair value of the of our stock on the date of grant. RSUs and restricted stock are granted at the fair value of our stock on the date of grant. The fair value of options, RSUs and restricted stock are expensed over the vesting periods. All awards are subject to forfeiture if service terminates prior to the shares vesting. At December 31, 2025, there were 106,914 shares available for grant under the A&R Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	727,884	$39.82	106,914
Equity compensation plans not approved by security holders	—	—
Total	727,884	$39.82	106,914

During 2025, we granted restricted stock awards totaling 30,000 to non-employee members of our Board of Directors, 488,000 options to our employees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

(1)	Financial Statements: See the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

Index
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	3.1	11/01/2007	000-26895
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	10/25/2023	001-33852
3.3	Amended and Restated Bylaws of the Company.	8-K	3.1	01/27/2023	001-33852
4.1	Specimen Common Stock Certificate.	S-3	4.1	07/30/2018	333-226413
4.2	Form of Senior Indenture.	S-3	4.2	07/30/2018	333-226413
4.3	Form of Subordinated Indenture.	S-3	4.4	07/30/2018	333-226413
4.4	Description of Capital Stock.					X
10.1	Form of Indemnification Agreement.	10-K	10.1	03/18/2019	001-33852
10.2*	2007 Stock Plan, as amended.	10-Q	10.2	05/10/2012	001-33852
10.3*	Amended Form of Stock Option Agreement – 2007 Stock Plan.	10-Q	4.5	05/10/2011	001-33852
10.4*	Form of Restricted Stock Unit Award Agreement – 2007 Stock Plan.	10-Q	10.3	05/10/2012	001-33852
10.5*	2013 Equity Incentive Plan, as amended.	DEF 14A	Appendix A	04/13/2021	001-33852
10.6*	Amended and Restated 2013 Equity Incentive Plan.	8-K	10.1	06/18/2024	001-33852
10.7*	Form of Stock Option Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.6	03/02/2015	001-33852
10.8*	Form of Restricted Stock Unit Agreement – 2013 Equity Incentive Plan and Amended and Restated 2013 Equity Incentive Plan.	10-K	10.7	03/02/2015	001-33852
10.9*	Form of Restricted Stock Agreement – Amended and Restated 2013 Equity Incentive Plan.	10-Q	10.2	08/11/2023	001-33852
10.10	Patent License and Assignment Agreement by and between the Company and Leidos, Inc. (formerly Science Applications International Corporation) dated as of August 12, 2005.	8-K	10.4	07/12/2007	000-26895
10.11**	Amendment No. 1 to Patent License and Assignment Agreement by and between the Company and Leidos, Inc. dated as of November 2, 2006.	8-K	10.6	07/12/2007	000-26895
10.12	Amendment No. 2 to Patent License and Assignment Agreement by and between VirnetX, Inc. and Leidos, Inc. dated as of March 12, 2008.	8-K	10.1	03/18/2008	001-33852
10.13	Security Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.5	07/12/2007	000-26895
10.14	Assignment Agreement between the Company and Leidos, Inc. dated as of December 21, 2006.	8-K	10.7	07/12/2007	000-26895

Index
10.15	Professional Services Agreement by and between the Company and Leidos, Inc. dated as of August 12, 2005.	8-K	10.8	07/12/2007	000-26895
10.16**	Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated May 14, 2010.	10-Q/A	10.1	01/31/2011	001-33852
10.17**	Amended Settlement and License Agreement, by and between Microsoft Corporation and VirnetX, Inc., dated December 17, 2014.	10-K	10.23	03/02/2015	001-33852
10.18*	Hire Letter by and between Katherine Allanson and the Company, dated as of September 1, 2021.	10-Q	10.1	11/08/2021	001-33852
10.19	Warrant to Purchase Shares of Common Stock of the Company by and between the Company and Odeon Capital Group LLC, dated as of April 29, 2020.	10-Q	10.2	05/15/2023	001-33852
10.20*	Outside Director Compensation Policy, as adopted on November 30, 2023.	10-K/A	10.22	04/18/2024	001-33852
19.1	Insider Trading and Disclosure Compliance Program, amended on August 11, 2025.					X
21.1	Subsidiaries of VirnetX Holding Corporation.	10-K	21.1	03/16/2021	001-33852
23.1	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained on signature page hereto)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy of the Company as adopted November 8, 2023.	10-K/A	97.1	04/18/2024	001-33852
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted by the SEC as to certain portions of this exhibit.
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

Dated: March 24, 2026

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

Name	Capacity	Date

/s/Kendall Larsen	Director, Chief Executive Officer and President	March 24, 2026
Kendall Larsen	(Principal Executive Officer)

/s/Katherine Allanson	Chief Financial Officer	March 24, 2026
Katherine Allanson	(Principal Financial Officer and Principal Accounting Officer)

/s/Heidy Chow	Director	March 24, 2026
Heidy Chow

/s/Gary Feiner	Director	March 24, 2026
Gary Feiner

/s/Michael F. Angelo	Director	March 24, 2026
Michael F. Angelo

/s/Thomas M. O’Brien	Director	March 24, 2026
Thomas M. O’Brien