Form 10-Q
period 2026-03-31
VirnetX Holding Corp
filed 2026-05-15
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

4,185,852 shares of the registrant’s Common Stock were outstanding as of May 7, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Quarterly Report on Form 10-Q (this Report), and from time to time we may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based upon our current expectations, estimates, assumptions, and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), products and services, expected growth, future business plans and costs (including investments, partnerships and collaborations, marketing and business development, and staffing strategies), the impact of potential litigation, our beliefs and statements regarding general industry and market conditions and growth rates, as well as general domestic and international economic conditions. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result in,” and similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties, and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include, but are not limited to those described in Item 1A – Risk Factors of this Report and elsewhere in this Report and those described from time to time in our reports filed with the Securities and Exchange Commission (SEC). Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Among others, the forward-looking statements appearing in this Report that may not occur include statements that pertain to the activities we have undertaken to commercialize our service offerings, products and patent portfolio in and outside of the United States including VirnetX One™, War Room™, VirnetX Matrix™, our Secured Domain Name Registry and Technology and our service offerings. These statements may imply that the worldwide market for our commercialized products is large and will result in significant future revenue for us. However, our subcontractor engagement, service offerings, and the commercialization of our products are subject to risks and factors beyond our control that may delay or prevent future revenues for us. While historical contracts may imply future revenues for us, we can provide no assurances that we will receive follow-on work or generate material revenue from such activities.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,774	$15,548
Investments available for sale	2,450	5,979
Accounts receivable	—	19
Prepaid expenses and other current assets	337	120
Total current assets	17,561	21,666
Prepaid expenses and other assets	7,077	7,335
Other investments at cost	2,000	2,000
Property and equipment, net	55	61
Total assets	$26,693	$31,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$354	$388
Accrued payroll and related expenses	267	255
Other liabilities, current	1,438	1,382
Total current liabilities	2,059	2,025

Other liabilities	5,781	6,563
Total liabilities	7,840	8,588
Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at March 31, 2026, and December 31, 2025; Issued and outstanding: 0 shares at March 31, 2026, and December 31, 2025	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at March 31, 2026 and December 31, 2025; Issued and outstanding: 4,185,852 shares at March 31, 2026 and 4,201,948 at December 31, 2025	—	—
Additional paid-in capital	246,128	245,390
Accumulated deficit	(227,249)	(222,895)
Accumulated other comprehensive loss	(26)	(21)
Total shareholders’ equity	18,853	22,474
Total liabilities and shareholders’ equity	$26,693	$31,062

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$—	$—
Operating expense:
Research and development	1,162	1,259
Selling, general and administrative	3,346	2,788
Total operating expense	4,508	4,047
(Loss) from operations	(4,508)	(4,047)
Interest and other income, net	154	370
(Loss) before taxes	(4,354)	(3,677)
Income tax (expense) benefit	—	(2)
Net (loss)	$(4,354)	$(3,679)
Basic (loss) per share	$(1.16)	$(1.01)
Diluted (loss) per share	$(1.16)	$(1.01)
Weighted average shares outstanding - basic	3,754	3,627
Weighted average shares outstanding - diluted	3,754	3,627

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net (loss)	$(4,354)	$(3,679)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(4)	(12)
Change in foreign currency translation, net of tax	(1)	—
Total other comprehensive income (loss)	(5)	(12)
Comprehensive (loss)	$(4,359)	$(3,691)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Total shareholders’ equity, beginning balances	$22,474	$39,623

Common stock and additional paid-in capital:
Beginning balances	245,390	244,293
Common stock issued for equity awards, net	(1)	—
Stock-based compensation	739	431
Ending balances	246,128	244,724

Accumulated deficit:
Beginning balances	(222,895)	(204,670)
Net (loss)	(4,354)	(3,679)
Ending balances	(227,249)	(208,349)

Accumulated other comprehensive loss:
Beginning balances	(21)	—
Change in unrealized investment gain/loss, net	(4)	(12)
Change in foreign currency translation, net	(1)	—
Ending balances	(26)	(12)

Total shareholders’ equity, ending balances	$18,853	$36,363

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(4,354)	$(3,679)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	6	5
Stock-based compensation	739	431
Changes in assets and liabilities:
Accounts receivables	19	—
Prepaid expenses and other assets	41	(13)
Accounts payable	(34)	(7)
Accrued payroll and related expenses	12	70
Other liabilities	(726)	(701)
Net cash used in operating activities	(4,297)	(3,894)
Cash flows from investing activities:
Purchase of investments	—	(3,457)
Proceeds from sale or maturity of investments	3,524	7,277
Net cash provided by investing activities	3,524	3,820
Cash flows from financing activities:
Payment of payroll taxes on equity awards	(1)	—
Net cash used in financing activities	(1)	—
Net change in cash and cash equivalents	(774)	(74)
Cash and cash equivalents, beginning of period	15,548	23,296
Cash and cash equivalents, end of period	$14,774	$23,222
Non-cash transactions
ROU asset and lease liability at lease modification date (Note 8)	$—	$600

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

Note 1 — Business Description and Going Concern

VirnetX Holding Corporation (“Company”, “we”, “us”, or “our”) is an Internet security software and technology company with patented cybersecurity solutions that are designed to ensure resilient, secure communications across any network or device.

Our products, including VirnetX One™, VirnetX Matrix™, and VirnetX War Room™, are designed to support the U.S. Department of Defense (DoD), federal government, and commercial customers requiring real-time encrypted communications and network security. Our solutions are designed to also be applicable across a range of public and private sector markets, including critical infrastructure, law enforcement, healthcare, financial services, legal services, energy, and related industries. We pursue sales opportunities nationwide and engage with universities and academic institutions to support research collaboration, workforce development, and technology transition initiatives.

To support system design and evaluation, we employ Model-Based Systems Engineering (MBSE) and agent-based modeling methodologies. These approaches enable simulation and analysis of complex systems, including cyber-physical environments and adaptive networks, and support assessment of system behavior under evolving threat conditions.

Going Concern

For the three months ended March 31, 2026, we had a net loss of $4,354 and an accumulated deficit of $227,249. Management believes that its cash and cash equivalents will be insufficient to satisfy the Company’s current operations for the twelve months following the issuance of these financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this condition include pursuit of (1) additional revenue, although there can be no assurance that additional revenue will be timely-secured in sufficient quantity, and (2) additional capital, likely through one or more equity offerings, or otherwise, although there can be no assurance such financing will be available on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2026, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2026, our results of operations and our cash flows for the three months ended March 31, 2026, and 2025. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 24, 2026.

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

Index
We have elected the investment measurement alternative for other investments without readily determinable fair values. During 2023, we invested $2,000 in L2 Holdings LLC (dba OmniTeq) and $500 in OP Media Inc. These investments are carried at our initial cost less any impairment because we do not have the ability to exercise significant influence over operating and financial matters. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. Periodically, we evaluate these investments for impairment. If we identify an impairment, we reduce the carrying value for the impairment loss with a charge to operating expenses. In September 2025, we identified an impairment in our investment in OP Media Inc., and as a result, we recognized an impairment loss totalling $500.

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

Leases

We determine if an arrangement is a lease at inception in accordance with ASC Topic 842. Operating lease right-of-use (ROU) assets are included in prepaid expenses and other assets, and lease liabilities are included in other liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the incremental borrowing rate.

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

Index
New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements but will require certain additional disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$1,349	$—	$—	$1,349	$1,349	$—
Level 1:
Mutual funds	13,425	—	—	13,425	13,425	—
U.S. agency and treasury securities	2,450	—	—	2,450	—	2,450
	15,875	—	—	15,875	13,425	2,450
Total	$17,224	$—	$—	$17,224	$14,774	$2,450

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$801	$—	$—	$801	$801	$—
Level 1:
Mutual funds	14,747	—	—	14,747	14,747	—
U.S. agency and treasury securities	5,975	4	—	5,979	—	5,979
	20,722	4	—	20,726	14,747	5,979
Total	$21,523	$4	$—	$21,527	$15,548	$5,979

Index
Note 3 — Income Taxes

For the three months ended March 31, 2026 and 2025, we recognized income tax expense of $0 and $2, on pretax losses of $4,354, and $3,677.  Our effective tax rate is approximately 0% for all periods. Our effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against our net deferred tax assets. We have a full valuation allowance on all federal and state deferred tax assets as of March 31, 2026.

Our tax years for 2007 and forward are subject to examination by the U.S. tax authority and our tax years for 2021 and forward are open for various state tax authorities because we utilized the net operating loss and tax credits generated in those years in 2020. As of March 31, 2026, we have accrued $484 for uncertain tax positions and no interest and penalties related to these positions and do not expect significant changes to the estimate in the coming twelve months.

Note 4 — Commitments and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (LLC) for business travel for our employees. We incurred approximately $560 compared to $377 during the three months ended March 31, 2026 and 2025, respectively. We pay for our use of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The agreement with the LLC provides for use of the plane at a rate of $9.8 per flight hour. The agreement contains no minimum usage requirement and includes other terms and conditions. The agreement can be cancelled by either us or the LLC with 30 days’ notice and renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 – Leases for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

At March 31, 2026, there were 153,090 shares available for grant under our equity incentive plan.

Stock-based compensation expense included in general and administrative expense was $392 and $190, and in research and development expense was $347 and $242, for the three months ended March 31, 2026 and 2025, respectively.

No awards were granted during the three months ended March 31, 2026 or 2025.

As of March 31, 2026 and 2025, the unrecognized stock-based compensation expense related to unvested awards (including stock options, RSUs, and restricted stock) was $8,688 and $3,999, respectively, which will be amortized over an estimated weighted average period of approximately 3.1 years and 3.3 years, respectively.

During 2026, we cancelled 46,176 awards and added them back to the plan.

Note 6 — Equity

Common Stock

During the three months ended March 31, 2026, and 2025, no shares of common stock were issued.

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

Index
Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $5 and expires in October 2027. At March 31, 2026, our ROU asset and lease liability totaled $82. Lease expense totaled $16 and $14 for the three months ended March 31, 2026 and 2025.

We lease a facility in Utah used for technical integration and training. This operating lease requires monthly payments of $75, includes periodic increases, and expires in April 2029. At March 31, 2026, our ROU asset totaled $2,233 and lease liability totaled $2,617. Lease expense totaled $207 and $210 for the three months ended March 31, 2026 and 2025, respectively.

We also lease a facility in California for corporate promotional and marketing through 2035. In March 2024, we renewed the lease for another 10 years recording an ROU asset and lease liability of $5,512. The lease offered two payment options: either a single payment of $6,000 or annual payments each March for a total commitment of approximately $7,500. Initially, we selected the single payment option; on January 13, 2025, we changed to the annual payment option, adjusting our ROU asset and lease liability approximately $600 for the modification. At March 31, 2026, our ROU asset totaled $4,670 and our lease liability totaled $4,518. Lease expense totaled $181 and $176 for the three months ended March 31, 2026 and 2025, respectively.

Payments due under the above leases as of March 31, 2026, are as follows:
Due in 2026	$738
Due in 2027	1,662
Due in 2028	1,678
Due in 2029	1,065
Due in 2030	766
Thereafter	3,465
9,374
Less imputed interest	(2,157)
Total	$7,217

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $560 compared to $377 during the three months ended March 31, 2026 and 2025, respectively.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (424,212 as of March 31, 2026, and 611,259 as of March 31, 2025) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options, RSUs and warrants, excluding any potentially dilutive shares convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net (loss)	$(4,354)	$(3,679)
Denominator:
Weighted-average basic shares outstanding	3,754	3,627
Effect of dilutive securities	—	—
Weighted-average diluted shares	3,754	3,627

Basic (loss) per share	$(1.16)	$(1.01)
Diluted (loss) per share	$(1.16)	$(1.01)

We incurred a net loss for the three months ended March 31, 2026 and 2025; therefore, all potentially dilutive securities representing shares of common stock (227,490 at March 31, 2026 and 263,790 at March 31, 2025) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

Note 10 — Segment Reporting

We view our operations and make decisions regarding how to allocate resources and manage our business as one reportable segment and one reporting unit. Our Chief Executive Officer, who is the chief operating decision maker (CODM), is regularly provided with expense information at a level consistent with that disclosed in our condensed consolidated financial statements, regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in our condensed consolidated financial statements.

Index
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF         OPERATIONS.

Company Overview

VirnetX Holding Corporation (“Company”, “we”, “us”, or “our”) is an Internet security software and technology company with patented cybersecurity solutions that are designed to ensure resilient, secure communications across any network or device.

Our flagship platform, VirnetX One™, is built on Zero Trust Network Access (ZTNA) principles and extends our patented Secure Domain Name System (SDNS) technology to establish end-to-end encrypted communications on demand, regardless of user location or endpoint. VirnetX One™ operates as a security-as-a-service platform and may be deployed in cloud, on-premises, or hybrid enterprise environments. The platform is designed to protect applications, services, and infrastructure by providing an additional security layer that integrates with existing systems to reduce exposure to evolving cyber threats affecting data, operating systems, infrastructure components, and gateway security controllers.

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

Our products, including VirnetX One™, VirnetX Matrix™, and VirnetX War Room™, are designed to support U.S. Department of Defense (DoD), federal government, and commercial customers requiring real-time encrypted communications and network security. Our solutions are designed to be applicable across a range of public and private sector markets, including critical infrastructure, law enforcement, healthcare, financial services, legal services, energy, and related industries. We pursue sales opportunities nationwide and engage with universities and academic institutions to support research collaboration, workforce development, and technology transition initiatives.

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

Our technology focuses on system design and evaluation to address the continued growth of Internet of Things (IoT) and edge computing environments. We are developing a federated, hybrid mesh network architecture designed with security as a foundational element, extending secure networking capabilities to resource-constrained devices through obfuscated and lightweight security mechanisms designed to protect communications without exposing underlying security processes. These efforts support secure identity, trust enforcement, and encrypted communications for distributed and edge-based systems, aligning our architecture with the industry’s shift toward decentralized and resilient network models. This approach incorporates dynamic trust evaluation, autonomous recovery, and distributed decision-making to enhance network resilience and adaptability.

To support system design and evaluation, we employ Model-Based Systems Engineering (MBSE) and agent-based modeling methodologies. These approaches enable simulation and analysis of complex systems, including cyber-physical environments and adaptive networks, and support assessment of system behavior under evolving threat conditions.

Certain of our services are designed to align with the Department of Defense’s Digital Engineering Strategy (DE) by supporting cybersecurity integration across system design, command and control, battle management, and sensor orchestration, and by enhancing our MBSE and cyber threat assessment capabilities. Our Dynamic Trust Evaluation (DTE) methods are designed to enforce trust policies throughout system lifecycles, and our cyber threat intelligence and assessment services provide structured analysis of cyber risks and vulnerabilities.

We intend to make available our digital engineering, cyber MBSE, and cyber threat intelligence services to federal, state, and local government agencies, subject to applicable contracting requirements. We hold a Multiple Award Schedule (MAS) and obtained DoD Joint Certification Program (DD Form 2345) certifications for our facilities in Zephyr Cove, Nevada, and Farmington, Utah, which permit access to certain unclassified technical data subject to export controls. These certifications streamline procurement of our products and services by federal, state, and local government agencies and support our ability to engage with government and defense customers while maintaining compliance with applicable handling and security requirements.

Index
Additionally, we are developing a Center for Advanced Software and Hardware Integration at our Farmington, Utah facility, that incorporates artificial intelligence (AI) and digital twin technologies alongside our Software-Defined Networks (SDN) capabilities. This facility is intended to support development and integration of secure, adaptive software solutions. We have entered into strategic relationships, including an investment in L2 Holdings, LLC (OmniTeq), an AI/Machine Learning (ML) solutions provider, and cooperative agreements, including a Cooperative Research and Development Agreement (CRADA) with the Air Force Research Laboratory, Intelligence Systems Directorate (AFRL/RI). The CRADA focuses on cybersecurity and Zero Trust Network Access (ZTNA)-related technologies, extends through 2030, and supports collaboration in areas relevant to defense and intelligence operations.

In addition to federal, state, and local government agencies and defense customers, we pursue sales opportunities nationwide and engage with universities and academic institutions to support research collaboration, workforce development, and technology transition initiatives. We also support international sales of our commercial products in compliance with applicable U.S. export control laws and regulations, including the International Traffic in Arms Regulations (ITAR) and the Export Administration Regulations (EAR). Our compliance processes are designed to ensure that international transactions adhere to export control requirements while supporting authorized global customers.

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

Results of Operations

Three Months Ended March 31, 2026
Compared with the Three Months Ended March 31, 2025
(in thousands, except per share amounts)

Revenue

We recognized no revenue in the three months ended March 31, 2026 and 2025.

Research and Development Expenses

Our research and development expenses remained steady between 2026 and 2025 totaling $1,162 and $1,259 for the three months ended March 31, 2026 and 2025, respectively.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased from $2,788 to $3,346 for the three months ended March 31, 2026, primarily related to compensation expense and corporate travel.

Liquidity and Capital Resources

As of March 31, 2026, the Company held approximately $17.2 million in cash, cash equivalents and short-term investments.

Based on the Company’s current rate of operating expenditures and without giving effect to any future financing or additional revenue, existing liquid resources are projected to be insufficient to sustain the current level of operations through May 2027, a period of less than twelve months from the date of issuance of these financial statements. This condition triggers the going concern disclosure requirements under U.S. GAAP and as required, is described in notes to our condensed consolidated financial statements. Management intends to continue pursuit of cash generation via revenue sources and financing.

Income Taxes

Our effective tax rate is 0% for income tax for the three months ended March 31, 2026 and 2025, and we expect our effective tax rate for the full year will be 0%. Our effective tax rate is less than the 21% statutory tax rate primarily due to our valuation allowance. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore we have provided a full valuation allowance on the U.S. federal and state net deferred tax assets.

Index
Contractual Obligations

We have leases in Nevada, Utah and California, the last of which expires in 2035. See Note 8 – Leases in the accompanying condensed consolidated financial statements for details.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact on the fair value of our marketable securities, which generally mature within twelve months of March 31, 2026.

Other Market Risks

We considered the historical volatility of our stock price and determined that it was reasonably possible that the fair market value of our stock price could increase or decrease substantially in the near term and could have a material impact on our condensed consolidated balance sheets and statement of operations with respect to future stock-based compensation costs and other equity transactions.

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2026.

The purpose of this evaluation was to determine whether as of March 31, 2026 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
Risks Related to Our Business and Our Financial Reporting

Our financial statements include a going concern disclosure required under U.S. GAAP.

The Company’s current level of operating expenditures, if continued without additional sources of revenue or financing, would exhaust existing liquid resources in the second quarter of 2027, a period of less than twelve months from the date of issuance of the financial statements included in this Report on Form 10-Q. Under U.S. GAAP, this condition requires disclosure of substantial doubt about the Company’s ability to continue as a going concern, as set forth in the Notes to our condensed consolidated financial statements. This disclosure reflects the application of prescribed accounting standards and is not intended to imply any change in the Company’s expectations regarding its business, strategy or outlook.

Our operating results may not be consistent and may be difficult to predict, and we may not be able to achieve or sustain profitability in the future.

We had a net loss of $4.4 million for the quarter ended March 31, 2026, and a net loss of $18.2 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $227.2 million.

Our operating results have fluctuated in the past due to several factors and may fluctuate in the future due to the same or similar factors, which include but are not limited to the following:

•	Time and resources required to accelerate transition to new product development and sales strategies targeting large enterprises, government customers, service provider partnerships;
•	Customer acceptance of our DE, DTE methods, MBSE and cyber threat intelligence and assessment services;
•
Establishing and maintaining relationships with third parties to integrate our family of cybersecurity products and services into their operations and develop solutions key to the defense market, critical infrastructure, and cyber threat intelligence service;

•	Customer adoption of our VirnetX One™ platform and software products and services;
•	The number of product license sales of VirnetX War Room™, VirnetX Matrix™ and associated services;
•	Adoption of VirnetX One™ platform by third party application providers of secure communications;
•	Intensely competitive market with established companies that have larger customer bases, and greater resources than we do;
•	Prolonged economic uncertainties or downturns, globally or in certain regions or industries, could materially adversely affect our business; and
•	Government export and import control regulations on selling products with encryption technology in certain international markets.

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

The sales cycle between initial customer contact and the execution of a contract can vary widely. We expect that our sales cycles will be long and unpredictable due to several factors, including but not limited to:

•	The need to educate potential customers about our product and service capabilities;
•	Our customers’ budgetary constraints and timing of their budget cycles;

Index
•	Delays caused by time-consuming internal review processes customary with potential customers including large government agencies and institutions in the space and defense industries; and
•	Long sales cycles may increase the risk that our financial resources are exhausted before we generate significant revenue.

In addition, potential customers include local, state, federal and foreign government agencies, as well as institutions in the space and defense industries. Sales processes to government authorities can be extensive and unpredictable. Government authorities generally have complex budgeting, purchasing, and regulatory processes that govern their capital spending, and their spending is likely to be adversely impacted by economic conditions. In addition, in many instances, sales to government authorities may require field trials and may be delayed by the time it takes for government officials to evaluate multiple competing bids, negotiate terms, and award contracts. For these reasons, the sales cycle associated with our products is subject to a number of significant risks that are beyond our control. Consequently, if customer orders are delayed or not realized, our revenues and results of operations could be materially and adversely affected.

We offer our products to government entities, which are subject to a number of challenges and risks.

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

Many of our competitors and potential competitors have established brand recognition, larger customer bases, and greater resources than we do. Our primary competitors in the ZTNA market include Appgate, Cloudflare, and Illumio. In the enterprise market, our primary competitors include Zscaler (ZPA), Palo Alto Networks (Prisma Access), Cisco (Umbrella), Citrix (Secure Private Access), Netskope (Private Access for ZTNA) and Cato Networks. As we expand our product offerings and use cases, we will begin to compete with companies that offer bundled security-as-a-service solutions that include Secure Access Service Edge (SASE) and Security Service Edge (SSE). With the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, disruptive technologies such as generative AI have and may continue to fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses, or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

We face security threats from malicious third parties that could obtain unauthorized access to our systems, network, and data. We expect to retain certain confidential and proprietary customer information in our secure data centers and secure domain name registry, as well as personal data and other confidential and proprietary information relating to our business. It is critical to our business strategy that our facilities and infrastructure, including our secure domain name servers, remain secure and are perceived by the marketplace to be secure. Our secure domain name registry operations will also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems against interruption, and potentially depend on protection by other registrars in the shared registration system.

We expect to expend significant time and money to maintain or increase the security of our products, facilities, and infrastructure. Security technologies are constantly being tested by computer professionals, academics and “hackers.” Advances in computer capabilities and the techniques for attacking security solutions, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security measures and could make some or all our products obsolete or unmarketable. Remote work by our personnel and those of third parties has resulted in increased vulnerability to cyber-attacks. We may need to dedicate engineering and other resources to mitigate or eliminate security vulnerabilities and may find it necessary or appropriate to repair or replace products already sold or licensed to our customers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. There can be no assurances our security measures or those of our service providers will prevent security breaches or incidents. Any disruption or security breach or incident that we or our service providers suffer or are perceived to suffer, including any such disruption, breach or incident resulting in a loss of, or damage to, data or systems, or inappropriate disclosure, access, loss, or other processing of confidential, financial, proprietary or personal information, including data related to our personnel, could result in loss, disclosure or other unauthorized processing of such data. Such events could delay our research and development or commercialization efforts, could compel us to comply with breach notification laws and regulations, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. It is possible that we may have to expend additional financial and other resources to address such problems, which could have a material adverse impact on our operations.

Index
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

Index
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU, and other jurisdictions. For example, the European Commission maintains a General Data Protection Regulation (the GDPR) that imposes stringent data protection requirements and provides for substantial penalties for noncompliance. The United Kingdom has enacted a Data Protection Act and legislation referred to as the UK GDPR that substantially implements the GDPR and provides for a penalty regime similar to the GDPR. The United Kingdom made targeted amendments to the Data Protection Act and the UK GDPR in the UK Data (Use and Access) Act, effective June 19, 2025. We may be required to incur substantial expense in order to make significant changes to our products and operations to address compliance with the GDPR and similar legislation, such as the UK GDPR and UK Data Protection Act, all of which may adversely affect our revenue and product sales. California has enacted legislation, the California Consumer Privacy Act (CCPA) that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information. The CCPA was modified and expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in the November 2020 election. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, Connecticut, Virginia, Utah, and Colorado enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas enacted similar legislation that took effect in 2024; Delaware, Nebraska, Maryland, New Hampshire, New Jersey, Minnesota, Tennessee, and Iowa enacted similar legislation that took effect in 2025; and Indiana, Kentucky, and Rhode Island enacted similar legislation that took effect in 2026; and Alabama and Oklahoma enacted similar legislation that takes effect in 2027.

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

The exercise of our outstanding vested stock options and the vesting of RSUs dilutes the ownership interests of our existing stockholders. As of March 31, 2026, we had 697,758 outstanding RSUs and options to purchase shares of common stock representing approximately 18% of our total shares outstanding of which 227,490 were vested. To the extent restricted stock is awarded, outstanding stock options are exercised, and RSUs vest, existing stockholders’ percentage voting interests will decline. Also, the number of shares eligible for resale in the public market will increase and such increase may have a negative effect on the value or market trading price of our common stock.

Index
Investors may have limited influence because ownership of our common stock is limited.

As of March 31, 2026, our executive officers and directors beneficially owned approximately 16% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

General Risk Factors

We may need to raise additional capital to support our business in the near term; such capital may be dilutive, may cause our stock price to drop or may not be available on acceptable terms, if at all.

To the extent we are unable to secure additional revenue over the next several months, we will need to raise additional capital in the near term. Based on our current level of operating expenditures, we project that our existing cash, cash equivalents and short-term investments will be insufficient to fund the current level of operations, and we have therefore concluded that the conditions for a going concern disclosure under U.S. GAAP are present, as described notes to our consolidated financial statements. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors.

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

Our business may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection, or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, or pandemic events and spread of disease. Our business may also be adversely affected by further downturn in macroeconomic conditions, including inflation and rising interest rates, tariffs, trade wars, global political and economic uncertainty and tensions, such as the ongoing Russia-Ukraine and Middle East conflicts, as well as any related political or economic response, counter responses or otherwise, financial services sector instability, a reduction in business confidence and activity, financial market volatility, unexpected changes in tax law or policy, and other factors. Such events can adversely affect our operations or the economy as a whole and may cause our customers to delay their decisions on spending for the services we provide and perpetuate significant changes in regional and global economic conditions and cycles. These events may also pose risks to our personnel and to physical facilities and operations, which could adversely affect our financial results.

Index
Changes in tax law could materially impact our business, results of operations and financial condition.

Changes to U.S. federal, state, and local, and foreign tax laws that may be enacted in the future could impact the tax treatment of our business operations. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We are currently evaluating the full impact of the OBBB Act on us. As of March 31, 2026, the OBBB Act has had no material income tax impact on our financial statements.

In addition, the Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (Pillar Two), and this proposal has been adopted or is being considered by a number of countries, which could impact our business if we expand internationally. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. As of March 31, 2026, we are not yet subject to Pillar Two due to the level of gross receipts.

Trading in our common stock is limited, and the price of our common shares may be subject to volatility.

Our common stock is currently listed on the Nasdaq Stock Market LLC (Nasdaq) and was previously listed on NYSE and NYSE American LLC (formerly the NYSE MKT LLC). Over the past year, the market price of our common stock has experienced significant fluctuations. Between April 1, 2025, and March 31, 2026, the adjusted closing price for our common stock ranged between $7.50 and $24.84. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	variations, actual or anticipated, in our operating results;
•	significant changes in our management;
•	large purchases or sales of common stock or derivative transactions related to our stock;
•	actual or anticipated announcements of new products or services by us or competitors;
•	general conditions in the markets in which we compete; and
•	general social, political, economic, and financial conditions, including significant volatility in the global financial markets.

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

Index
ITEM 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, the Company did not adopt, modify or terminate and no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

**
This exhibit is furnished herewith but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

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

Date: May 15, 2026