Form 10-Q
period 2026-06-30
VirnetX Holding Corp
filed 2026-08-14
CIK 1082324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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

4,216,633 shares of the registrant’s Common Stock were outstanding as of August 7, 2026.

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

VIRNETX HOLDING CORPORATION

Index
PART I — FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS.

VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,090	$15,548
Investments available for sale	799	5,979
Accounts receivable	—	19
Prepaid expenses and other current assets	217	120
Total current assets	14,106	21,666
Prepaid expenses and other assets	6,811	7,335
Other investments at cost	2,000	2,000
Property and equipment, net	56	61
Total assets	$22,973	$31,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$498	$388
Accrued payroll and related expenses	300	255
Other liabilities, current	1,461	1,382
Total current liabilities	2,259	2,025

Other liabilities	5,652	6,563
Total liabilities	7,911	8,588
Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, par value $0.0001 per share Authorized: 10,000,000 shares at June 30, 2026, and December 31, 2025; Issued and outstanding: 0 shares at June 30, 2026, and December 31, 2025	—	—
Common stock, par value $0.0001 per share Authorized: 100,000,000 shares at June 30, 2026 and December 31, 2025; Issued and outstanding: 4,217,203 shares at June 30, 2026 and 4,201,948 at December 31, 2025	—	—
Additional paid-in capital	246,866	245,390
Accumulated deficit	(231,776)	(222,895)
Accumulated other comprehensive loss	(28)	(21)
Total shareholders’ equity	15,062	22,474
Total liabilities and shareholders’ equity	$22,973	$31,062

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$48	$—	$48
Operating expense:
Research and development	1,126	1,215	2,288	2,474
Selling, general and administrative	3,526	2,777	6,873	5,565
Total operating expense	4,652	3,992	9,161	8,039
(Loss) from operations	(4,652)	(3,944)	(9,161)	(7,991)
Interest and other income, net	125	323	280	693
(Loss) before taxes	(4,527)	(3,621)	(8,881)	(7,298)
Income tax (expense) benefit	—	—	—	(2)
Net (loss)	$(4,527)	$(3,621)	$(8,881)	$(7,300)
Basic (loss) per share	$(1.20)	$(0.99)	$(2.36)	$(1.99)
Diluted (loss) per share	$(1.20)	$(0.99)	$(2.36)	$(1.99)
Weighted average shares outstanding - basic	3,770	3,660	3,762	3,660
Weighted average shares outstanding - diluted	3,770	3,660	3,762	3,660

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months End June 30,
	2026	2025	2026	2025
Net (loss)	$(4,527)	$(3,621)	$(8,881)	$(7,300)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(1)	(8)	(5)	(20)
Change in foreign currency translation, net of tax	(1)	3	(2)	3
Total other comprehensive income (loss)	(2)	(5)	(7)	(17)
Comprehensive (loss)	$(4,529)	$(3,626)	$(8,888)	$(7,317)

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total shareholders’ equity, beginning balances	$18,853	$36,363	$22,474	$39,623
Common stock and additional paid-in capital:
Beginning balances	246,128	244,724	245,390	244,293
Common stock issued for equity awards, net	(5)	(7)	(6)	(7)
Stock-based compensation	743	441	1,482	872
Ending balances	246,866	245,158	246,866	245,158
Accumulated deficit:
Beginning balances	(227,249)	(208,349)	(222,895)	(204,670)
Net (loss)	(4,527)	(3,621)	(8,881)	(7,300)
Ending balances	(231,776)	(211,970)	(231,776)	(211,970)
Accumulated other comprehensive loss:
Beginning balances	(26)	(12)	(21)	—
Change in unrealized investment gain/loss, net	(1)	(8)	(5)	(20)
Change in foreign currency translation, net	(1)	3	(2)	3
Ending balances	(28)	(17)	(28)	(17)
Total shareholders’ equity, ending balances	$15,062	$33,171	$15,062	$33,171

See accompanying notes to condensed consolidated financial statements.

Index
VIRNETX HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(8,881)	$(7,300)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	13	10
Stock-based compensation	1,482	872
Changes in assets and liabilities:
Accounts receivable	19	(48)
Prepaid expenses and other assets	427	371
Accounts payable	110	(50)
Accrued payroll and related expenses	45	94
Other liabilities	(832)	(781)
Net cash used in operating activities	(7,617)	(6,832)
Cash flows from investing activities:
Purchase of property and equipment	(8)	—
Purchase of investments	—	(11,411)
Proceeds from sale or maturity of investments	5,173	12,247
Net cash provided by investing activities	5,165	836
Cash flows from financing activities:
Payment of payroll taxes on equity awards	(6)	(7)
Net cash used in financing activities	(6)	(7)
Net change in cash and cash equivalents	(2,458)	(6,003)
Cash and cash equivalents, beginning of period	15,548	23,296
Cash and cash equivalents, end of period	$13,090	$17,293
Non-cash transactions:
ROU asset and lease liability at lease modification date (Note 8)	$—	$600

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

Our products, including VirnetX iSCOUT, VirnetX One™, VirnetX Matrix™, and VirnetX War Room™, are designed to support the U.S. Department of Defense (DoD), federal government, and commercial customers requiring real-time encrypted communications and network security. Our VirnetX iSCOUT (IoT System for Connected Object Understanding and Telemetry) leverages a common, secure IoT and data infrastructure to fuse sensor, geospatial, and agency data into a unified operating picture, including in disaster response and smart city environments. Our solutions are designed to also be applicable across a range of public and private sector markets, including critical infrastructure, law enforcement, healthcare, financial services, legal services, energy, and related industries. We pursue sales opportunities nationwide and engage with universities and academic institutions to support research collaboration, workforce development, and technology transition initiatives.

To support system design and evaluation, we employ Model-Based Systems Engineering (MBSE) and agent-based modeling methodologies. These approaches enable simulation and analysis of complex systems, including cyber-physical environments and adaptive networks, and support assessment of system behavior under evolving threat conditions.

Going Concern

For the six months ended June 30, 2026, we had a net loss of $8,881 and an accumulated deficit of $231,776. Management believes that its cash and cash equivalents will be insufficient to satisfy the Company’s current operations for the twelve months following the issuance of these financial statements. As such, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this condition include pursuit of (1) additional revenue, although there can be no assurance that additional revenue will be timely-secured in sufficient quantity, and (2) additional capital, likely through one or more equity offerings, or otherwise, although there can be no assurance such financing will be available on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2026, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2026, our results of operations for the three and six months ended June 30, 2026 and 2025, and our cash flows for the six months ended June 30, 2026 and 2025. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 24, 2026.

Index
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

Revenue Recognition

Revenue may include professional services, hosted services, subscriptions and licenses, with revenue recognized pursuant to Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our revenue arrangements may consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. With our service contracts, performance obligations are generally satisfied as the service is delivered. With the licensing of our patents, performance obligations are generally satisfied at a point in time as work is complete when our patent rights are transferred to our customers. We generally have no further obligation to our customers regarding our technology. Certain contracts may require our customers to enter into a hosting arrangement with us and for these arrangements, revenue is recognized over time, generally over the life of the service contract. Payment for services and licensing is collected within a short period following commencement of delivery of services or transfer of patent rights.

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

The following tables show the adjusted cost, gross unrealized gains, gross unrealized losses, and fair value of our securities by significant investment category as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available For Sale
Cash	$892	$—	$—	$892	$892	$—
Level 1:
Mutual funds	12,198	—	—	12,198	12,198	—
U.S. agency and treasury securities	800	—	(1)	799	—	799
	12,998	—	(1)	12,997	12,198	799
Total	$13,890	$—	$(1)	$13,889	$13,090	$799

Index
	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Investments Available for Sale
Cash	$801	$—	$—	$801	$801	$—
Level 1:
Mutual funds	14,747	—	—	14,747	14,747	—
U.S. agency and treasury securities	5,975	4	—	5,979	—	5,979
	20,722	4	—	20,726	14,747	5,979
Total	$21,523	$4	$—	$21,527	$15,548	$5,979

Note 3 — Income Taxes

For the three months ended June 30, 2026 and 2025, we recognized no income tax expense in both periods on pretax losses of $4,527 and $3,621.  For the six months ended June 30, 2026 and 2025, we recognized income tax expense of $0 and $2, on pretax losses of $8,881 and $7,298.  Our effective tax rate is approximately 0% for all periods. Our effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against our net deferred tax assets. We have a full valuation allowance on all federal and state deferred tax assets as of June 30, 2026.

Our tax years for 2007 and forward are subject to examination by the U.S. tax authority and our tax years for 2021 and forward are open for various state tax authorities because we utilized the net operating loss and tax credits generated in those years in 2020. As of June 30, 2026, we have accrued $484 for uncertain tax positions and no interest and penalties related to these positions and do not expect significant changes to the estimate in the coming twelve months.

Note 4 — Commitments and Related Party Transactions

We have a non-exclusive service agreement for the use of an aircraft from K2 Investment Fund LLC (LLC) for business travel for our employees. We incurred approximately $566 and $380 during the three months ended June 30, 2026 and 2025, respectively. We incurred approximately $1,126 and $756 during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, $98 due to the LLC was included in accounts payable. We pay for our use of the aircraft and have no rights to purchase. Our Chief Executive Officer and Chief Administrative Officer are the managing partners of the LLC and control the equity interests of the LLC. The agreement with the LLC provides for use of the plane at a rate of $12 per flight hour; prior to April 1, 2026 the rate was $9.8 per flight hour. The agreement contains no minimum usage requirement and includes other terms and conditions. The agreement can be cancelled by either us or the LLC with 30 days’ notice and renews on an annual basis unless terminated by either party. Neither party has exercised their termination rights.

See Note 8 – Leases for further discussion of our lease commitments.

Note 5 — Stock-Based Compensation

Our stockholders approved the Amended and Restated 2013 Equity Incentive Plan at our annual shareholders’ meeting in June 2026, which added a million shares to the plan; at June 30, 2026, there were 1,133,720 shares available for grant under the plan.

Stock-based compensation expense included in general and administrative expense was $397 and $237, and in research and development expense was $346 and $204, for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense included in general and administrative expense was $789 and $427, and in research and development expense was $693 and $445, for the six months ended June 30, 2026 and 2025, respectively.

Index
30,000 restricted stock awards were granted in both June 2026 (weighted average price of $12.72 per share) and June 2025 (weighted average price of $8.90 per share). No other awards were issued.

As of June 30, 2026 and 2025, the unrecognized stock-based compensation expense related to unvested awards (including stock options, RSUs, and restricted stock) was $8,326 and $3,825, respectively, which will be amortized over an estimated weighted average period of approximately 2.91 years.

During the six months ended June 30, 2026 and 2025, we cancelled 56,808 and 11,286 awards, respectively, and added them back to the plan.

Note 6 — Equity

Common Stock

During the six months ended June 30, 2026, we issued 30,000 shares of restricted stock as well as 1,561 shares of common stock pursuant to vesting RSUs. During the six months ended June 30, 2025, we issued 30,000 shares of restricted stock as well as 3,341 shares of common stock pursuant to vesting RSUs.

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

Note 8 — Leases

We lease office space in Nevada. The operating lease requires monthly payments of $5 and expires in October 2027. At June 30, 2026, our ROU asset and lease liability totaled $69. Lease expense totaled $16 and $14, for the three months ended June 30, 2026 and 2025, respectively. Lease expense totaled $33 and $28, for the six months ended June 30, 2026 and 2025, respectively.

We lease a facility in Utah used for technical integration and training. This operating lease requires monthly payments of $77, includes periodic increases, as well as, various pass-thru expenses, and expires in April 2029. At June 30, 2026, our ROU asset totaled $2,076 and lease liability totaled $2,440. Lease expense totaled $211 and $210 for the three months ended June 30, 2026 and 2025, respectively. Lease expense totaled $419 for both six month periods ended June 30, 2026 and 2025.

Index

We also lease a facility in California for corporate promotional and marketing through 2035. In March 2024, we renewed the lease for another 10 years recording an ROU asset and lease liability of $5,512. The lease offered two payment options: either a single payment of $6,000 or annual payments each March for a total commitment of approximately $7,500. Initially, we selected the single payment option; on January 13, 2025, we changed to the annual payment option, adjusting our ROU asset and lease liability approximately $600 for the modification. At June 30, 2026, our ROU asset totaled $4,573 and our lease liability totaled $4,604. Lease expense totaled $181 for both three month periods ended June 30, 2026 and 2025, respectively. Lease expense totaled $363 and $357 for the six months ended June 30, 2026 and 2025, respectively.

Payments due under the above leases as of June 30, 2026, are as follows:
Due in 2026	$494
Due in 2027	1,662
Due in 2028	1,678
Due in 2029	1,065
Due in 2030	766
Thereafter	3,465
9,130
Less imputed interest	(2,017)
Total	$7,113

We have a service agreement for the use of an aircraft from a related party discussed in more detail in Note 4. We incurred approximately $566 and $1,126 for the three and six months ended June 30, 2026 compared to $380 and $756 for the three and six months ended June 30, 2025.

Note 9 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Unvested restricted shares (414,636 as of June 30, 2026 and 608,954 as of June 30, 2025) are excluded from weighted average shares outstanding. Potential common shares outstanding principally include stock options excluding any convertible at a price higher than the closing price of our stock at the end of each reporting period. The following table shows the computation of basic and diluted earnings per share for the three months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss)	$(4,527)	$(3,621)	$(8,881)	$(7,300)
Denominator:
Weighted-average basic shares outstanding	3,770	3,660	3,762	3,660
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	3,770	3,660	3,762	3,660
Basic (loss) per share	$(1.20)	$(0.99)	$(2.36)	$(1.99)
Diluted (loss) per share	$(1.20)	$(0.99)	$(2.36)	$(1.99)

We incurred a net loss for the three and six months ended June 30, 2026 and 2025; therefore, all potentially dilutive securities representing shares of common stock (218,337 at June 30, 2026 and 248,488 at June 30, 2025) were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive.

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

VirnetX War Room™ is also built on the VirnetX One™ platform, provides secure collaboration and visualization capabilities designed to support sensitive, unclassified but secure communications. The platform enables controlled access to virtual meeting environments by validating user and device permissions prior to granting access. VirnetX War Room™ is intended for use cases where confidentiality and access control are critical, including government, law enforcement, legal, financial, and healthcare environments.

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

VirnetX iSCOUT (IoT System for Connected Object Understanding and Telemetry) leverages a common, secure IoT and data infrastructure to fuse sensor, geospatial, and agency data into a unified operating picture, including in disaster response and smart city environments. It is designed to support mission-specific applications that can be customized for a range of markets, with two initial implementations currently in development: a Humanitarian Assistance Disaster Relief–Emergency Response (HADR-ER) capability that provides federal, state, and local partners with a real-time operating picture for national emergency management, and a smart city solution for international markets, including Japan, tailored to urban resilience, mobility, and critical infrastructure monitoring in dense metropolitan environments. VirnetX iSCOUT is intended to be deployed as a shared, exportable technology stack, with each application configured for its distinct mission, and we may pursue additional customized applications for other markets in the future.

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

Index
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

Index
Results of Operations

Three and Six Months Ended June 30, 2026
Compared with the Three and Six Months Ended June 30, 2025
(in thousands, except per share amounts)

Revenue

We recognized revenue $48 in the three months and six months ended June 30, 2025 and no revenue during the same periods in 2026.

Research and Development Expenses

Our research and development expenses decreased slightly in 2026 compared to 2025, totaling $1,126 and $1,215 for the three months ended June 30, 2026 and 2025, and totaling $2,288 and $2,474 for the six months ended June 30, 2026 and 2025. The decrease was related to compensation.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $749 and $1,308 in the three and six months ended June 30, 2026 compared to 2025. The variance was primarily related to increases of $388 in legal expenses, $362 in equity compensation, and $395 in travel expense.

Liquidity and Capital Resources

As of June 30, 2026, our cash and cash equivalents totaled approximately $13,090 and our short-term investments totaled approximately $799, compared to cash and cash equivalents of approximately $15,548 and short-term investments of approximately $5,979 at December 31, 2025, respectively. Working capital was $11,847 at June 30, 2026.

Based on the Company’s current rate of operating expenditures and without giving effect to any future financing or additional revenue, existing liquid resources are projected to be insufficient to sustain the current level of operations for twelve months from the date of issuance of these financial statements. This condition triggers the going concern disclosure requirements under U.S. GAAP and as required, is described in notes to our condensed consolidated financial statements. Management intends to continue pursuit of cash generation via revenue sources and financing.

On June 2, 2026, the SEC declared our shelf registration statement of Form S-3 effective (File No. 333-295960). The S-3 covers the offer and sale up to $20 million in securities in one or more offerings, in amounts, at prices and on terms determined at the time of the offering.

Income Taxes

Our effective tax rate is 0% for income tax for the three and six months ended June 30, 2026 and 2025, and we expect our effective tax rate for the full year will be 0%. Our effective tax rate is less than the 21% statutory tax rate primarily due to our valuation allowance. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore we have provided a full valuation allowance on the U.S. federal and state net deferred tax assets.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term but would have an immaterial impact on the fair value of our marketable securities, which generally mature within twelve months of June 30, 2026.

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

ITEM 4 — CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2026.

The purpose of this evaluation was to determine whether as of June 30, 2026 our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the Company’s current rate of operating expenditures and without giving effect to any future financing or revenues, existing liquid resources are projected to be insufficient to sustain the current level of operations for twelve months from the date of issuance of these financial statements. Under U.S. GAAP, this condition requires disclosure of substantial doubt about the Company’s ability to continue as a going concern, as set forth in the Notes to our condensed consolidated financial statements. This disclosure reflects the application of prescribed accounting standards and is not intended to imply any change in the Company’s expectations regarding its business, strategy or outlook.

Our operating results may not be consistent and may be difficult to predict, and we may not be able to achieve or sustain profitability in the future.

We had a net loss of $8.9 million for the six months ended June 30, 2026, and a net loss of $18.2 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $231.8 million.

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

•	Customer adoption of our VirnetX One™ platform and software products and services;
•	The number of product license sales of VirnetX War Room™, VirnetX Matrix™, VirnetX iSCOUT and associated services;
•	Adoption of VirnetX One™ platform by third party application providers of secure communications;
•	Intensely competitive market with established companies that have larger customer bases, and greater resources than we do;
•	Prolonged economic uncertainties or downturns, globally or in certain regions or industries, could materially adversely affect our business; and
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

Index
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

The exercise of our outstanding vested stock options and the vesting of RSUs dilutes the ownership interests of our existing stockholders. As of June 30, 2026, we had 685,339 options to purchase shares of common stock representing approximately 17% of our total shares outstanding of which 218,337 were vested. To the extent restricted stock is awarded, outstanding stock options are exercised, and RSUs vest, existing stockholders’ percentage voting interests will decline. Also, the number of shares eligible for resale in the public market will increase and such increase may have a negative effect on the value or market trading price of our common stock.

Index
Investors may have limited influence because ownership of our common stock is limited.

As of June 30, 2026, our executive officers and directors beneficially owned approximately 16% of our outstanding common stock. Because of their beneficial ownership interest, our officers and directors could significantly influence stockholder actions. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us.

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

To the extent we are unable to secure additional revenue over the next several months, we will need to raise additional capital in the near term. Based on our current level of operating expenditures, we project that our existing cash, cash equivalents and short-term investments will be insufficient to fund the current level of operations, and we have therefore concluded that the conditions for a going concern disclosure under U.S. GAAP are present, as described in the notes to our consolidated financial statements. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, the terms of our current contractual obligations and other factors.

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

Changes to U.S. federal, state, and local, and foreign tax laws that may be enacted in the future could impact the tax treatment of our business operations. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We are currently evaluating the full impact of the OBBB Act on us. As of June 30, 2026, the OBBB Act has had no material income tax impact on our financial statements.

In addition, the Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (Pillar Two), and this proposal has been adopted or is being considered by a number of countries, which could impact our business if we expand internationally. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. As of June 30, 2026, we are not yet subject to Pillar Two due to the level of gross receipts.

Index
Trading in our common stock is limited, and the price of our common shares may be subject to volatility.

Our common stock is currently listed on the Nasdaq Stock Market LLC (Nasdaq) and was previously listed on NYSE and NYSE American LLC (formerly the NYSE MKT LLC). Over the past year, the market price of our common stock has experienced significant fluctuations. Between July 1, 2025, and June 30, 2026, the adjusted closing price for our common stock ranged between $11.37 and $24.84. The price of our common stock may continue to be volatile as a result of several factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

ITEM 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 29, 2026, Kendall Larsen, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 35,000 shares of our common stock, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 30, 2026, or earlier if all transactions under the trading arrangement are completed.

Index
On May 29, 2026, Gary Feiner, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 7,500 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 30, 2026, or earlier if all transactions under the trading arrangement are completed.

On May 20, 2026, Michael F. Angelo, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 5,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 1, 2027, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Index
ITEM 6 — EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.	Filed Herewith
10.1*	Amended and Restated 2013 Equity Incentive Plan, as amended.	8-K	10.1	June 16, 2026	001-33852
31.1	Certification of the President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.					x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					x

*	Indicates management contract or compensatory plan.
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

Date: August 14, 2026